Form 10-K
period 1993-12-31
TENNECO INC /DE/
filed 1994-03-09
CIK 823549

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                       OR
    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 1-9864
                                  TENNECO INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                DELAWARE                               76-0233548
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)
                                                         77002
    TENNECO BUILDING, HOUSTON, TEXAS                   (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 757-2131

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                     ON WHICH REGISTERED
          -------------------                    ---------------------
9 5/8% Notes due 1994; 10% Notes due
 1998;
 8% Notes due 1999; 10 3/8% Notes due
  2000;
 9 7/8% Notes due 2001; 7 7/8% Notes due
  2002;
 10% Debentures due 2008; 9% Debentures
  due 2012 ............................. New York Stock Exchange
Preferred Stock, without par value:
 $7.40 cumulative series................ New York Stock Exchange
$2.80 Depositary Shares................. New York Stock Exchange
Common Stock, par value $5 per share.... New York, Midwest, Pacific, Toronto,
                                          London, Paris, Frankfurt, Dusseldorf,
                                          Basel, Geneva and Zurich Stock
                                          Exchanges

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [_]

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.

                                                     MARKET VALUE HELD
   CLASS OF VOTING STOCK AND NUMBER OF SHARES             BY NON-
   HELD BY NON-AFFILIATES AT FEBRUARY 23, 1994          AFFILIATES*
   -------------------------------------------       -----------------
   $7.40 Cumulative Preferred Stock, 978,785 shares   $   98,306,718
   Common Stock, 169,111,959 shares                    9,808,493,622

- --------
* Based upon the closing sale prices on the Composite Tape for the $7.40 Cumulative Preferred Stock and the Common Stock on February 23, 1994.

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE LATEST PRACTICABLE DATE. Common Stock, par value $5 per share, 169,829,545 shares outstanding as of February 23, 1994.

                      DOCUMENT INCORPORATED BY REFERENCE:

                                                       PART OF THE FORM 10-K
                       DOCUMENT                       INTO WHICH INCORPORATED
                       --------                       -----------------------
   Tenneco Inc.'s Definitive Proxy Statement for the         Part III
    Annual
    Meeting of Stockholders to be Held May 10, 1994

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
 ITEM  1.   BUSINESS......................................................   1
   Tenneco Inc............................................................   1
   Contributions of Major Businesses......................................   1
   Natural Gas Pipelines and Marketing....................................   2
   Farm and Construction Equipment........................................   7
   Automotive Parts.......................................................   8
   Shipbuilding...........................................................  10
   Packaging..............................................................  11
   Chemicals..............................................................  12
   Other..................................................................  12
   Business Strategy......................................................  13
   Environmental Matters..................................................  13
 ITEM  2.   PROPERTIES....................................................  13
 ITEM  3.   LEGAL PROCEEDINGS.............................................  13
 ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  16
 ITEM  4.1. EXECUTIVE OFFICERS OF THE REGISTRANT..........................  17
PART II
 ITEM  5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCK-
            HOLDER MATTERS................................................  19
 ITEM  6.   SELECTED FINANCIAL DATA.......................................  20
 ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.....................................  22
 ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................  35
   Index to Financial Statements of Tenneco Inc. and Consolidated Subsidi-
    aries.................................................................  35
 ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE......................................  65
PART III
 ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............  65
 ITEM 11.   EXECUTIVE COMPENSATION........................................  65
 ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGE-
            MENT..........................................................  65
 ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................  65
PART IV
 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K...........................................................  65
   Financial Statements Included in Item 8................................  65
   Index to Financial Statements and Schedules Included in Item 14........  65
   Schedules Omitted as Not Required or Inapplicable......................  65
   Reports on Form 8-K....................................................  76
   Exhibits...............................................................  76

                                     PART I

                                  TENNECO INC.

ITEM 1. BUSINESS.

  Tenneco Inc., a Delaware corporation, is a diversified industrial company conducting all of its operations through its subsidiaries. As used herein, "Tenneco" refers to Tenneco Inc. and its consolidated subsidiaries.

  The major businesses of Tenneco are the transportation and sale of natural gas; manufacture and sale of farm and construction equipment; manufacture and sale of automotive exhaust system parts, ride control products and brake products; construction and repair of ships; manufacture and sale of packaging materials, cartons, containers and specialty packaging products; and manufacture and sale of phosphorus chemicals and surfactant products. See "Business Strategy".

  At December 31, 1993, Tenneco had approximately 75,000 employees.

                       CONTRIBUTIONS OF MAJOR BUSINESSES

  Information concerning Tenneco's principal industry segments and geographic areas is set forth in Note 15 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries. The following tables summarize (i) net sales and operating revenues from continuing operations, (ii) income (loss) from continuing operations before interest expense and income taxes and (iii) capital expenditures of the major business groups of Tenneco for the periods indicated.

NET SALES AND OPERATING REVENUES FROM CONTINUING OPERATIONS

                                          1993          1992          1991
                                       ------------  ------------  ------------
                                          (DOLLAR AMOUNTS IN MILLIONS)
Natural gas pipelines................. $ 2,862   22% $ 2,183   17% $ 2,183   16%
Farm and construction equipment.......   3,748   28    3,829   29    4,449   33
Automotive parts......................   1,839   14    1,808   14    1,701   13
Shipbuilding..........................   1,861   14    2,265   17    2,216   17
Packaging.............................   2,042   15    2,078   16    1,934   14
Chemicals.............................     914    7      951    7      916    7
Other.................................       6   --       39   --       34   --
Intergroup sales......................     (17)  --      (14)  --      (14)  --
                                       -------  ---  -------  ---  -------  ---
  Total............................... $13,255  100% $13,139  100% $13,419  100%
                                       =======  ===  =======  ===  =======  ===

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST EXPENSE AND INCOME
TAXES

                                                       1993   1992      1991
                                                      ------ -------   -------
                                                            (MILLIONS)
Natural gas pipelines................................ $  411 $   360   $   561
Farm and construction equipment......................     82  (1,180)*  (1,079)*
Automotive parts.....................................    215     230       175
Shipbuilding.........................................    225     249       225
Packaging............................................    139     221       139
Chemicals............................................     78      72       (70)*
Other................................................     19     (32)      (98)*
                                                      ------ -------   -------
  Total.............................................. $1,169 $   (80)  $  (147)
                                                      ====== =======   =======

- --------
* Includes restructuring charges of $920 million and $461 million related to Farm and construction equipment in 1992 and 1991, respectively, and in 1991 $79 million related to Chemicals and $12 million related to Other. For additional information concerning these charges, see Note 2 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CAPITAL EXPENDITURES FOR CONTINUING OPERATIONS

                                                     1993      1992      1991
                                                   --------  --------  --------
                                                       (DOLLAR AMOUNTS IN
                                                           MILLIONS)
Natural gas pipelines............................. $170  29% $251  44% $278  37%
Farm and construction equipment...................  101  17    60  11   104  14
Automotive parts..................................   96  17    66  12    84  11
Shipbuilding......................................   36   6    35   6    64   9
Packaging.........................................  124  21    97  17   127  17
Chemicals.........................................   59  10    58  10    69   9
Other.............................................    1  --     2  --    20   3
                                                   ---- ---  ---- ---  ---- ---
  Total........................................... $587 100% $569 100% $746 100%
                                                   ==== ===  ==== ===  ==== ===

  The interest expense and income taxes from continuing operations which are not allocated to the major businesses were as follows:

                                                                 1993 1992 1991
                                                                 ---- ---- ----
                                                                   (MILLIONS)
   Interest Expense (net of interest capitalized)............... $460 $527 $559
   Income Tax Expense (Benefit).................................  258   76  (14)

                      NATURAL GAS PIPELINES AND MARKETING

  Tenneco is engaged in the interstate and intrastate transportation and marketing of natural gas. Its natural gas operations are conducted by Tenneco Gas Inc. and other subsidiaries of Tenneco Inc. (collectively, "Tenneco Gas").

  Historically, interstate pipeline companies served primarily as merchants of natural gas, purchasing gas under long-term contracts with numerous producers and reselling gas to local distribution companies under long-term sales agreements. Interstate pipelines were not required to transport gas for customers who did not purchase the gas from the pipeline company.

  Commencing in 1984, the Federal Energy Regulatory Commission (the "FERC") issued a series of orders that have resulted in a major restructuring of the natural gas transmission industry and its business practices. This restructuring, coupled with a nationwide excess of deliverable natural gas, resulted in increased competition for markets and decreased prices for natural gas, and dramatically increased the ratio that pipelines' transportation volumes bear to their total throughput. With full implementation of the FERC's Order No. 636 (discussed below under the caption "Federal Regulation"), most interstate pipeline companies now serve primarily as gas transporters rather than gas merchants.

  During this period, pipeline customers have turned more and more to marketers of natural gas to secure natural gas supplies for them, make transportation arrangements and provide other services. Generally, these gas marketers are not regulated by the FERC and may be affiliates of regulated interstate pipeline companies, subject to certain information-sharing restrictions to prevent unfair competitive advantages. To respond to the changing natural gas industry, Tenneco Gas, through companies that are not subject to regulation by the FERC, has been providing natural gas marketing services since 1984. In addition, Tenneco Gas has started building new business units that are not generally subject to regulation by the FERC and that Tenneco Gas believes have the potential to generate higher returns than its regulated businesses. The principal activities of these business units include development of and participation in international natural gas pipeline and gas-fired power generation projects and of domestic gas-fired power generation projects; establishment of natural gas production financing programs for producers; and the sale of administrative services.

INTERSTATE PIPELINE OPERATIONS

  Tenneco Gas's interstate pipeline operations include the pipeline systems of Tennessee Gas Pipeline Company ("Tennessee"), Midwestern Gas Transmission Company ("Midwestern") and East Tennessee Natural Gas Company ("East Tennessee"), which are engaged in the transportation, storage and, to a limited extent, sale of natural gas primarily to or for other gas transmission or distribution companies for resale.

  Tennessee's multiple-line system begins in gas-producing regions of Texas and Louisiana, including the continental shelf of the Gulf of Mexico, and extends into the northeastern section of the United States, including the New York City and Boston metropolitan areas. Midwestern's pipeline system extends from Portland, Tennessee, to Chicago, and principally serves the Chicago metropolitan area. East Tennessee's pipeline system serves the states of Tennessee, Virginia and Georgia.

  At December 31, 1993, Tenneco's interstate gas transmission systems included approximately 16,300 miles of pipeline, gathering lines and sales laterals, together with related facilities that include 91 compressor stations with an aggregate of approximately 1.5 million horsepower. These systems also include underground and above-ground gas storage facilities to permit increased deliveries of gas during peak demand periods. The total design delivery capacity of Tenneco's interstate systems at December 31, 1993, was approximately 4,299 million cubic feet ("MMCF") of gas per day, and approximately 5,605 MMCF on peak demand days, which includes gas withdrawal from storage.

 Joint Ventures

  Tenneco also has interests in several joint ventures formed to own and operate interstate pipeline systems. These interests include a 50% interest in Kern River Gas Transmission Company ("Kern River") and a 13.2% interest in Iroquois Gas Transmission Company ("Iroquois").

  Kern River, which owns a 904-mile pipeline system extending from Wyoming to California with a design capacity of 700 MMCF of gas per day, completed its second year of operations in 1993. Also in 1993, Kern River implemented Order No. 636 with no adverse effect to the pipeline's normal business flow.

  The 370-mile Iroquois pipeline began initial operation in late 1991 and became fully operational in January 1992. The pipeline extends from the Canadian border at Waddington, New York, to Long Island, New York, and, with additional compression added in 1993, is designed to deliver (directly or through interconnecting pipelines such as Tennessee) 641 MMCF of gas per day to local distribution companies and electric generation facilities in six states.

 Gas Sales and Transportation Volumes

  The following table sets forth the volumes of gas, stated in MMCF, sold and transported by Tenneco's interstate pipeline systems for the periods shown.

                                                     1993      1992      1991
                                                   --------- --------- ---------
   Sales*.........................................   207,505   233,006   185,185
   Transportation*................................ 2,067,541 1,968,331 1,991,735
                                                   --------- --------- ---------
     Total........................................ 2,275,046 2,201,337 2,176,920
                                                   ========= ========= =========

- --------
* These sales and transportation volumes include all natural gas sold or transported by Tenneco's interstate pipeline companies. The table includes Tenneco's proportionate share of sales and transportation volumes of the joint ventures in which it has interests; of the total volumes shown, 165,728 MMCF was attributable to these joint venture interests in 1993, 125,134 MMCF in 1992, and 118,839 MMCF in 1991. Intercompany deliveries of natural gas have not been eliminated from the table.

 Federal Regulation

  Tenneco's interstate natural gas pipeline companies are "natural gas companies" as defined in the Natural Gas Act of 1938, as amended (the "Natural Gas Act"). As such, these companies are subject to the jurisdiction of the Department of Energy, including the FERC. Tenneco's interstate pipeline operations are operated pursuant to certificates of public convenience and necessity issued under the Natural Gas Act and pursuant to the Natural Gas Policy Act of 1978. The FERC regulates the interstate transportation and certain sales of natural gas, including, among other things, rates and charges allowed natural gas companies, extensions and abandonments of facilities and service, rates of depreciation and amortization and the accounting system utilized by the companies.

  Prior to the FERC's industry restructuring initiatives in the 1980's, Tenneco's interstate pipeline companies operated primarily as merchants, purchasing natural gas under long-term contracts and reselling the gas to customers, again under long-term contracts. With the FERC mandated conversion from a primarily merchant to a primarily transportation business, Tennessee's sales, and hence its purchases of gas for resale, declined precipitously, and Tennessee incurred significant liability to its producers under its long-term gas supply contracts, many of which specified prices at above market levels. On June 25, 1992, the FERC approved a settlement allowing Tennessee to recover from its customers up to $650 million of excess gas supply costs incurred in resolving this liability through July 1, 1992 (including take-or-pay costs and payments to producers to suspend or terminate contracts or to reduce contract prices to market levels). The settlement also allowed Tennessee to place into effect, as of July 1, 1992, a Gas Inventory Charge providing a mechanism for the recovery of these excess gas supply costs until September 1, 1993, the effective date of Tennessee's implementation of Order No. 636. Tennessee charged to operating expenses that portion of excess gas supply costs incurred prior to the implementation of Order No. 636 that it cannot recover from customers.

  In 1992, the FERC issued Order No. 636 which, together with subsequently issued clarifying Order Nos. 636-A and 636-B (the "FERC Restructuring Orders"), directed a further sweeping restructuring of the interstate gas pipeline industry. The FERC Restructuring Orders required pipelines to: "unbundle" their transportation and storage services from their sales services; increase pipeline customers' flexibility to change receipt and delivery points under transportation contracts and to allow release of capacity under those contracts for use by others; and separate interstate pipeline gas sales organizations from interstate pipeline transportation and storage business units. Under the FERC Restructuring Orders, rates for pipeline transportation and storage generally remain subject to traditional cost-of-service regulation but under a rate design which is relatively insensitive to throughput and hence less sensitive to seasonal variation. Sales of natural gas by interstate pipelines occur pursuant to a blanket sales certificate under which price and other terms of sale are set by market forces. After a series of FERC orders and compliance filings, Tennessee implemented its Order No. 636 tariff commencing on September 1, 1993, restructuring its transportation, storage and sales services.

  The FERC Restructuring Orders recognized that transition costs, including gas supply realignment costs, may result from this restructuring and provided mechanisms for the full recovery of such qualified costs. Pipelines were encouraged to propose various mechanisms in the restructuring proceedings to reduce transition costs, including assignment of gas supply contracts and phasing in of the conversions of the pipeline sales service. The FERC Restructuring Orders specified that pipelines would be allowed to make special filings to recover many types of transition costs.

  Tennessee has made multiple filings to begin recovery of certain of the transition costs already paid or obligated to be paid in connection with the FERC Restructuring Orders. Tennessee's filings request authority to: recover, through a monthly surcharge, one-time gas supply realignment costs and certain related costs incurred to date over a twelve-month period; direct-bill customers for unrecovered gas costs over a twelve-month period; and track and recover, through an annual surcharge, upstream transportation costs from customers. The filings were accepted effective September 1, 1993, and made subject to refund pending review. The FERC will review the recovery of the gas supply realignment costs and the direct billing of unrecovered gas costs in hearings set for the fall of 1994. However, Tennessee's filings to recover production costs related to its Bastian Bay facilities have been rejected by the FERC based on the continued use of the gas production from the field; but, the FERC recognized Tennessee's right to file for the recovery of losses upon disposition of these assets. Tennessee will seek judicial review of the FERC actions rejecting recovery of production costs relating to Bastian Bay. Tennessee is confident that the Bastian Bay costs will ultimately be recovered as transition costs directly related to Order No. 636, and no FERC order has questioned the ultimate recoverability of these costs.

  The total amount of transition costs that will be incurred by Tennessee will depend upon: developments in restructuring proceedings involving Tennessee, its customers and other affected parties; the resolution of pending litigation; and the terms of multiple negotiations with individual suppliers. Until these issues are resolved, Tennessee cannot finally determine the ultimate amount of one-time realignment costs or other related annual costs it will incur, nor the amounts which will be recovered from customers. Tennessee believes that one-time realignment costs will not exceed $700 million; at December 31, 1993, Tennessee had recorded and deferred approximately $120 million of such one-time costs which are recoverable from its customers. Tennessee believes that other related annual costs will not exceed $100 million in 1994, decreasing thereafter over the length of the contracts involved.

  The FERC Restructuring Orders will undergo judicial review, clarifications and formulation of cost recovery details as the restructuring process proceeds. However, Tennessee believes that it is entitled to full recovery of all transition costs it will incur. Given the fact that the FERC Restructuring Orders contemplate complete recovery by pipelines of qualified transition costs, Tenneco believes that Tennessee's Order No. 636 restructuring (together with the Order No. 636 restructuring of Tenneco's other interstate pipelines) will not have a material effect on Tenneco's consolidated financial position or results of operations.

 Competition

  The natural gas pipeline industry is experiencing increasing competition in virtually every aspect of operations, the result of actions by the FERC to strengthen market forces throughout the industry. In a number of key markets, Tenneco's interstate pipelines face competitive pressure from other major pipeline systems, enabling local distribution companies and end users to choose a supplier or switch suppliers based on the short term price of the gas and the cost of transportation. Competition between pipelines is particularly intense in Midwestern's Chicago and Northern Indiana markets, in East Tennessee's Roanoke, Chattanooga and Atlanta markets, and in Tennessee's supply area, Louisiana and Texas. Even in other markets, such as Tennessee's New England market, displacement of load to other pipelines is possible during summer or other low demand seasons. Tenneco Gas pipelines have frequently been required to discount their transportation rates to maintain market share.

 Gas Supply

  With full implementation of Order No. 636, Tennessee's firm sales obligations requiring maintenance of long-term gas purchase contracts have declined from over a 1.4 billion dekatherm maximum daily delivery obligation to less than a 200 million dekatherm maximum daily delivery obligation. As discussed above under the caption "Federal Regulation", Tennessee has attempted to reduce its natural gas purchase portfolio in line with these requirements through termination and assignment to third parties. Although Tennessee's requirements for purchased gas are substantially less than prior to its implementation of Order No. 636, Tenneco Gas is pursuing the attachment of gas supplies to, and transportation by others through, Tennessee's system. Current gas supply activities include development of offshore and onshore pipeline gathering projects and utilization of production financing programs to spur exploration and development drilling in areas adjacent to Tennessee's system.

GAS MARKETING AND INTRASTATE PIPELINES

  Subsidiaries of Tenneco Energy Resources Corporation ("TERC") buy and sell natural gas and arrange for shipment of gas purchased and sold. With the implementation of Order No. 636, the volumes of gas that are purchased and sold by gas marketers have increased and competition to serve the increased demand is intense. Consequently, TERC is focused upon improving its ability to serve as a major gas marketer and specifically upon the development of natural gas products and services designed to meet the changing needs of its customers as the natural gas market continues to become more deregulated.

  Through various intrastate pipeline and gathering subsidiaries, Tenneco is engaged in the intrastate sale and transportation of natural gas in various states. These subsidiaries include Channel Industries Gas Company, Tenngasco Gas Supply Company, Tenneco Gas Gathering Company and Creole Gas Pipeline Corporation. Tenngasco Gas Supply Company also owns an equity interest in Oasis Pipeline Company, which has 1 Bcf of pipeline capacity from central and west Texas. As of December 31, 1993, Tenneco owned or had an equity interest in approximately 2,000 miles of intrastate pipelines and other related facilities. Tenneco's intrastate pipeline systems are subject to the jurisdiction of state regulatory authorities and are subject to the jurisdiction of the FERC but only to a very limited extent.

  The following table sets forth the volumes of gas, stated in MMCF, sold by subsidiaries of TERC and transported by Tenneco's non-jurisdictional pipelines for the periods indicated:

                                                          1993    1992    1991
                                                         ------- ------- -------
   Sales................................................ 741,800 494,445 524,052
   Transportation....................................... 235,940 168,776  66,041
                                                         ------- ------- -------
     Total.............................................. 977,740 663,221 590,093
                                                         ======= ======= =======

  TERC is also engaged in the processing of natural gas, including the processing of gas of third parties, and it also markets natural gas liquids that are extracted from the gas stream.

  On February 11, 1994, TERC announced the sale of original issue stock to Ruhrgas AG, through a transaction, certain terms of which are to be finalized by February 1995, resulting in dilution of the Company's ownership in that subsidiary from 100% to 80%. At the same time, Tenneco Gas entered into an agreement with the buyer to pursue joint opportunities in the European gas industry.

TENNECO VENTURES

  Tenneco Gas Production Corporation ("TGPC") and Tenneco Ventures Corporation ("Ventures"), subsidiaries of Tennessee, together with certain institutional investors and partners, invest in oil and gas properties by acquiring interests in properties or providing financing to producers for exploration and development. Three institutional investors have agreed to provide up to an aggregate of $65,000,000 to TGPC for investment in oil and gas properties. TGPC selects the properties to be acquired and owns at least a 10% interest in each of the properties. As of December 31, 1993, approximately $25,000,000 of such amount had been used to acquire interests in oil and gas properties. A majority of the gas reserves from these properties should be available for sale through TERC and transportation on the pipeline systems of Tenneco Gas.

                        FARM AND CONSTRUCTION EQUIPMENT

  Case Corporation and other subsidiaries of Tenneco ("Case") manufacture a full line of farm equipment and light and medium-sized construction equipment. The Case manufacturing activities are presently carried on at seven plants in North America (primarily in the Midwest, not including joint ventures) and nine plants in four foreign countries. At December 31, 1993 Case's products were sold through approximately 150 company-owned retail outlets and approximately 4,100 independently owned dealer outlets in 50 states and throughout the world. The principal customers for Case construction equipment are utility companies and contractors.

RESTRUCTURING OF CASE OPERATIONS

  On March 21, 1993, the Board of Directors of Tenneco Inc. adopted a comprehensive restructuring program for Case (the "Case Restructuring Program") which resulted in a pre-tax charge of $920 million ($843 million after taxes, or $5.85 per average common share), all of which was reflected in the 1992 loss from continuing operations before interest expense and income taxes. Implementation of the Case Restructuring Program was commenced in 1993, and various restructuring actions in the Program were completed in 1993 and others are in process. The Case Restructuring Program is expected to be substantially completed during 1996.

  The Case Restructuring Program is highly complex, and effectively implementing it continues to be a major undertaking. The specific restructuring measures were based on management's best business judgment under prevailing circumstances and on assumptions which may be revised over time and as circumstances change. Case continues to believe that the successful completion of the Case Restructuring Program will enhance its operating income and pre-tax cash flow over 1992 levels by approximately $200 million annually by 1996. For additional information about Case's restructuring program, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to "Notes to the Financial Statements."

OPERATIONS

  The following were products manufactured by Case in 1993:

            FARM EQUIPMENT                  CONSTRUCTION EQUIPMENT
            --------------                  ----------------------
            two-wheel and four-             excavators
             wheel drive farm               crawler dozers and loaders
             tractors                       wheel loaders
            combines                        loader/backhoes
            cotton pickers                  rough terrain forklifts
            hay and forage                  skid steer loaders
             equipment                      trenchers
            soil conditioning
             equipment
            crop production
             equipment
            implements

  Case also distributes in North America excavators that are manufactured by a third party. Case manufactures and distributes equipment primarily under the names "Case", "Case IH", "Case Poclain" and "Case International."

  Case has a 50% interest in a joint venture with Cummins Engine Company, Inc. ("Cummins") to manufacture a line of diesel engines. Case has incorporated engines produced by this joint venture into virtually all of its product lines. Cummins sells to others engines manufactured by the joint venture. The Tenneco Inc. General Employee Benefit Trust holds approximately 8.6% of the outstanding common stock of Cummins.

  Case Ventures Corporation and Hesston Ventures Corporation, a wholly-owned subsidiary of AGCO Corporation, each own a 50% interest in Hay and Forage Industries, a joint venture which manufactures hay and forage equipment at a plant in Hesston, Kansas. Case and AGCO/Hesston separately market and sell equipment manufactured by the joint venture under the Case and Hesston brand names, respectively, and through their respective distribution systems.

  The following table sets forth information with respect to sales during the past three years:

                                                                 PERCENTAGE OF
                                                                     SALES
                                                                 ----------------
                                                                 1993  1992  1991
                                                                 ----  ----  ----
      Sales by Product Type
        Farm equipment..........................................  60%   60%   60%
        Construction equipment..................................  40    40    40
                                                                 ---   ---   ---
                                                                 100%  100%  100%
                                                                 ===   ===   ===
      Sales by Geographic Area
        United States...........................................  54%   52%   52%
        European Community......................................  24    30    29
        Canada..................................................  11    10     9
        Other areas.............................................  11     8    10
                                                                 ---   ---   ---
                                                                 100%  100%  100%
                                                                 ===   ===   ===

  Case's business is affected by the general level of activity in the agricultural and construction industries, including the rate of worldwide agricultural production and demand, levels of total industry capacity, weather conditions, exchange rates, commodity prices, levels of equipment inventory and prevailing levels of construction. The farm and construction equipment industry is characterized by unrelenting global competition and flat to declining markets. Both United States and international manufacturers of farm and construction equipment compete on a world-wide basis in such markets.

                                AUTOMOTIVE PARTS

  The principal components of the automotive parts operations of Tenneco are Walker Manufacturing Company, Monroe Auto Equipment Company and Tenneco Brake.

WALKER MANUFACTURING COMPANY

  Walker Manufacturing Company and its affiliates ("Walker") manufacture a variety of automotive exhaust systems and emission control products. In the United States, Walker operates nine manufacturing facilities and seven distribution centers, three of which are located at manufacturing facilities, and also has two research and development facilities. Walker also operates ten manufacturing facilities located in Australia, Canada, the United Kingdom, Mexico, Denmark, Germany, France, Portugal and Sweden.

  Walker's products are sold to automotive manufacturers for use as original equipment and to wholesalers and retailers for resale as replacement equipment. Sales to the original equipment market are directly dependent on new car sales, and sales to the replacement market are related to the service life of original equipment and to the level of maintenance by individual owners of their automobiles. The service life of exhaust systems has increased in recent years, resulting in a decline in the exhaust replacement rate.

  The following table sets forth information relating to Walker's sales:

                                                                 PERCENTAGE OF
                                                                     SALES
                                                                 ----------------
                                                                 1993  1992  1991
                                                                 ----  ----  ----
      United States Sales
        Automotive replacement equipment (primarily exhaust
         system parts)..........................................  52%   53%   60%
        Automotive original equipment...........................  48    47    40
                                                                 ---   ---   ---
                                                                 100%  100%  100%
                                                                 ===   ===   ===
      Foreign Sales
        Automotive replacement equipment........................  70%   73%   72%
        Automotive original equipment...........................  30    27    28
                                                                 ---   ---   ---
                                                                 100%  100%  100%
                                                                 ===   ===   ===
      Total Sales by Geographic Area
        United States...........................................  60%   57%   59%
        European Community......................................  23    27    27
        Canada..................................................  12    12    13
        Other areas.............................................   5     4     1
                                                                 ---   ---   ---
                                                                 100%  100%  100%
                                                                 ===   ===   ===

  In addition to the "Walker" line, Walker manufactures and distributes exhaust systems under a number of other brand names in the United States and foreign countries.

MONROE AUTO EQUIPMENT COMPANY

  Monroe Auto Equipment Company and its affiliates ("Monroe") are engaged principally in the design, manufacture and distribution of ride control products. Monroe ride control products consist of hydraulic shock absorbers, air adjustable shock absorbers, spring assisted shock absorbers, gas charged shock absorbers, struts, replacement cartridges and electronically adjustable suspension systems. Monroe manufactures and markets replacement shock absorbers for virtually all domestic and most foreign makes of automobiles. In addition, Monroe manufactures and markets shock absorbers and struts for use as original equipment on passenger cars and trucks, as well as for other uses. Monroe has five manufacturing facilities in the United States and seven foreign manufacturing operations in Australia, Belgium, Brazil, Canada, the United Kingdom and Spain.

  The following table sets forth information relating to Monroe's sales:

                                                               PERCENTAGE OF
                                                                   SALES
                                                               ----------------
                                                               1993  1992  1991
                                                               ----  ----  ----
      United States Sales
        Automotive replacement equipment......................  72%   78%   80%
        Automotive original equipment.........................  28    22    20
                                                               ---   ---   ---
                                                               100%  100%  100%
                                                               ===   ===   ===
      Foreign Sales
        Automotive replacement equipment......................  63%   60%   59%
        Automotive original equipment.........................  37    40    41
                                                               ---   ---   ---
                                                               100%  100%  100%
                                                               ===   ===   ===
      Total Sales by Geographic Area
        United States.........................................  50%   49%   48%
        European Community....................................  29    32    33
        Canada................................................   7     7    10
        Other areas...........................................  14    12     9
                                                               ---   ---   ---
                                                               100%  100%  100%
                                                               ===   ===   ===

TENNECO BRAKE

  Tenneco Brake manufactures brake products for sale in the replacement equipment market. Its facilities consist of a plant in Cartersville, Georgia, which produces non-asbestos friction material for car and light truck brakes, and Tenneco Heavy Duty Brake, a Canadian manufacturer of heavy-duty non-asbestos friction brakes. Additionally, Tenneco's Brake-Pro Systems Division operates a distribution network for brake products and provides services to retail installer specialists.

  The automotive parts operations of Tenneco face intense competition from other manufacturers of automotive equipment.

                                  SHIPBUILDING

  Newport News Shipbuilding and Dry Dock Company ("Newport News"), a Tenneco subsidiary located in Newport News, Virginia, is the largest privately owned shipbuilding company in the United States. Its primary business is constructing nuclear-powered submarines and aircraft carriers for the United States Navy. Newport News also overhauls and repairs Naval and commercial vessels and refuels nuclear-powered ships. Newport News' shipbuilding facilities are located on the James River on approximately 475 acres of property which it owns.

  At December 31, 1993, the aggregate amount of Newport News' backlog of work to be completed was approximately $3.7 billion (substantially all of which is Navy-related), a decline from the backlog of $4.7 billion as of December 31, 1992. The cuts in naval shipbuilding following the end of the cold war have continued to put pressure on the Newport News backlog. At December 31, 1993, Newport News anticipated that it would complete approximately $1.6 billion of the current backlog by December 31, 1994, and an additional $1.0 billion in 1995. The December 31, 1993, backlog of Newport News included contracts for the construction of two Nimitz class aircraft carriers and five Los Angeles class attack submarines. Also included in that backlog is a contract for the refueling and overhaul of the aircraft carrier Enterprise, and a contract for the conversion of two Sealift ships. The present backlog extends into 1998. Subject to new orders, this existing backlog will decline as two submarines per year, on average, are delivered through 1996, and the aircraft carriers are delivered in 1995 and 1998.

  Newport News has various other contracts for Naval design work and for industrial projects. As is typical for similar Government contracts, all of Newport News' contracts with the Navy are unilaterally terminable by the Navy at its convenience with compensation for work completed and costs incurred.

  Newport News is aggressively pursuing new business opportunities and attempting to expand its business base in light of the declining Naval backlog, but there is no assurance that it will be able to do so to a material extent. While the mix of jobs between Naval and commercial work is expected to change somewhat, the U.S. Navy will continue to be the leading customer of the shipyard. The shipyard is actively pursuing the design and construction contract for the next aircraft carrier, CVN 76. Congress has appropriated through the government's fiscal year 1994 $2.1 billion of the $4.5 billion cost of this program (which will include approximately $1.4 billion of work to be performed by other companies). Authorization of the acquisition of CVN 76 by the U.S. Navy and appropriation of the balance of the cost is anticipated subsequent to the government's fiscal year 1994. In addition to working toward authorization of CVN 76, Newport News is pursuing major Naval overhaul and repair work and foreign military sales. A commercial division is pursuing ship repair work and new commercial construction opportunities. However, Newport News has not entered into any contracts for the initial construction of commercial ships since 1974.

  With respect to all Navy work, Newport News faces intense business pressures in the future because of expected declines in the United States' defense budget and excess ship building and repair capacity in the United States. Due to uncertainties as to future defense spending levels and the allocation of amounts appropriated for such spending to the various defense programs involved, Tenneco is unable to predict the number or timing of subsequent contracts for Naval construction or refueling and overhaul which may be awarded.

  Newport News reduced its workforce by approximately 7,000 or 25% between December 31, 1990 and December 31, 1993.

                                   PACKAGING

  Packaging Corporation of America and other Tenneco subsidiaries ("PCA") manufacture and sell containerboard, paperboard, corrugated shipping containers, folding cartons, molded fibre products, disposable plastic and aluminum containers and other related products. Its shipping container products are used in the packaging of food, paper products, metal products, rubber and plastics, automotive products and point of purchase displays. Its folding cartons are used in the packaging of soap and detergent, food products and a wide range of other consumer goods. Uses for its molded fibre products include produce and egg packaging, food service items and institutional and consumer disposable dinnerware. Its disposable plastic and aluminum containers are sold to the food service, food processing and related industries. In addition to products bearing the name "Packaging Corporation of America", PCA manufactures and distributes products under the names "EZ POR", "Packaging Company of California", "Revere Foil Containers" "Dahlonega Packaging", "Dixie Container," "Agri-Pak" and "Pressware International."

  The following table sets forth information with respect to PCA's sales during the past three years:

                                                                  PERCENTAGE OF
                                                                      SALES
                                                                  ----------------
                                                                  1993  1992  1991
                                                                  ----  ----  ----
   Sales by Product Type
     Corrugated shipping containers and containerboard products.   53%   53%   53%
     Disposable plastic and aluminum products...................   22    21    22
     Molded fibre products......................................    9    10    10
     Folding cartons............................................    6     6     6
     Recycled paperboard mill products..........................    4     4     4
     Paper stock and other......................................    6     6     5
                                                                  ---   ---   ---
                                                                  100%  100%  100%
                                                                  ===   ===   ===
   Total Sales by Geographic Area
     United States..............................................   88%   88%   88%
     European Community.........................................    7     8     8
     Canada.....................................................    2     1     1
     Other areas................................................    3     3     3
                                                                  ---   ---   ---
                                                                  100%  100%  100%
                                                                  ===   ===   ===

  At December 31, 1993, PCA operated 55 shipping container plants, six carton plants and 13 corrugated containerboard and paperboard machines at seven mills. Two of the mills (located in Georgia and Wisconsin), including substantially all of the equipment associated with both mills, are leased from third parties. PCA also has eight molded fibre products plants, one pressed paperboard plant, one lumber plant, five paper stock plants, and 10 disposable plastic and aluminum container plants. PCA's plants are located primarily in the United States. Its foreign plants are located in Great Britain, Spain, Canada, Switzerland and Germany. In the United States, PCA has a 50% ownership interest in a molded fibre distribution company and in a hardwood chip mill. In addition, PCA has a 50% ownership interest in a disposable aluminum product joint venture in Great Britain and a 30% interest in a joint venture in Hungary that owns a paperboard mill and a carton plant.

  The principal raw materials used by PCA in its mill operations are virgin pulp and reclaimed paper stock. PCA obtains these raw materials from independent logging contractors, from timberlands owned or controlled by it, from operation of its reclaimed paper stock collecting and processing plants and from other sources.

  At December 31, 1993, PCA owned 188,000 acres of timberland in Alabama, Michigan, Mississippi and Tennessee and leased, managed or had cutting rights on an additional 843,000 acres of timberland in those states and in Florida, Wisconsin and Georgia. During the years 1993, 1992 and 1991, approximately 22%, 18% and 23%, respectively, of the virgin fibre and timber used by PCA in its operations was obtained from timberlands controlled by it.

  PCA faces intense competition from many other manufacturers and alternative products of others.

                                   CHEMICALS

  Albright & Wilson Limited, a British-based chemical company, and other Tenneco subsidiaries ("Albright & Wilson"), are engaged in the chemical business. Albright & Wilson has four manufacturing facilities in the United Kingdom, four manufacturing facilities in the United States and 23 additional manufacturing facilities in 12 other countries (Canada, Colombia, Australia, Italy, France, Spain and six countries in Asia). In the years 1993, 1992 and 1991, approximately 81%, 84% and 86%, respectively, of Albright & Wilson's sales were made outside the United States.

  The principal products of Albright & Wilson are phosphorus chemicals and surfactants and a range of specialty chemicals for water management, flame retardants and intermediates for pharmaceuticals and agricultural chemicals. The following table sets forth sales of Albright & Wilson by product lines for the periods indicated:

                                                                1993  1992* 1991*
                                                                ----  ----- -----
   Surfactants.................................................  39%    42%   47%
   Phosphorus chemicals........................................  36     37    37
   Specialty chemicals.........................................  25     21    16
                                                                ---    ---   ---
       Totals.................................................. 100%   100%  100%
                                                                ===    ===   ===

  --------
  * Sales by Albright & Wilson's pulp chemicals business, which was sold in 1992 have not been included.

  Albright & Wilson has a 50% interest in a joint venture that owns and operates a purified wet-process phosphoric acid plant in Aurora, North Carolina, which has largely displaced the use of phosphorus as a feedstock for phosphoric acid manufactured by Albright & Wilson in North America.

                                     OTHER

  Tenneco has several wholly-owned finance subsidiaries which purchase interest-bearing and noninterest-bearing trade receivables from its operating subsidiaries. Tenneco Credit Corporation and Tenneco Credit Canada Corp. purchase retail receivables primarily generated by Case Corporation's retail sales with the remainder from other Tenneco operating subsidiaries. Funding for Tenneco Credit Corporation is provided through the private and public debt markets. Funding for Tenneco Credit Canada Corp. is provided through private debt markets.

  Case Finance Company, Tenneco International Finance Limited and Case Canada Wholesale Finance Corporation purchase wholesale receivables primarily generated by the sale or lease of Case farm and construction equipment to its domestic and foreign dealers. The companies are funded primarily through private debt markets.

                               BUSINESS STRATEGY

  Since September 1991 the Company has focused on various initiatives and taken steps designed to strengthen its financial results and improve its financial flexibility and thereby generate greater returns to its shareholders. Asset evaluation and redeployment have been and will continue to be important parts of this strategy. The Company continues to study opportunities for the strategic repositioning and restructuring of its operations (including through acquisitions, dispositions, divestitures, spin-offs and joint venture participation, wholly and partially, of various businesses).

                             ENVIRONMENTAL MATTERS

  Tenneco Inc. estimates that its subsidiaries will make capital expenditures for environmental matters of approximately $90 million in 1994 and such expenditures will range from approximately $180 million to $200 million in the aggregate for the years 1995 through 2005.

  For information regarding environmental matters see Item 3, "Legal Proceedings--Environmental Proceedings" and "--Potential Superfund Liability",
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental Matters" and Note 16 "Commitments and Contingencies" in the "Notes to Financial Statements." See also Note 1 "Summary of Accounting Policies--Environmental Liabilities" in the "Notes to Financial Statements."

ITEM 2. PROPERTIES.

  Reference is made to Item 1 for a description of Tenneco's properties.

  Tenneco believes that substantially all of its plants and equipment are, in general, well maintained and in good operating condition. They are considered adequate for present needs and as supplemented by planned construction are expected to remain adequate for the near future.

  During 1993, certain Case facilities were underutilized in varying degrees as their production capabilities exceeded the market demand for construction and agricultural equipment produced by such facilities. In 1993 Case curtailed production in an effort to further reduce existing inventory levels. For additional information concerning restructuring measures affecting facilities, see Note 2 to the "Notes to Financial Statements."

  Tenneco Inc. is of the opinion that its subsidiaries have generally satisfactory title to the properties owned and used in their respective businesses, subject to liens for current taxes and easements, restrictions and other liens which do not materially detract from the value of such property or the interests therein or the use of such properties in their businesses.

ITEM 3. LEGAL PROCEEDINGS.

 (1) Martin Litigation.

  On November 19, 1993, the Supreme Court of the State of Louisiana denied a writ of certiorari which had the effect of affirming the decision of the Louisiana Court of Appeals holding in the case of Louisiana Intrastate Gas Corporation v. Martin Intrastate Gas Company, originally brought in the 22nd Judicial District Court for St. Tammany Parish, Louisiana, on October 25, 1991. The case involved a dispute between Louisiana Intrastate Gas Corporation ("LIG") and Martin Intrastate Gas Company ("Martin Intrastate"), of which Kenneth G. Martin is President, as to the nature and extent of Martin Intrastate's right to compel LIG to purchase natural gas under a 1978 gas purchase contract entered into by another affiliate of Kenneth G. Martin which subsequently filed for bankruptcy. The seller's rights under the contract were later purportedly assigned to Martin Intrastate. The original party seller was Martin Exploration Company, now a subsidiary of Tennessee. Tenneco's involvement in the case arose from its agreement to retain certain LIG liabilities in connection with its sale of LIG in 1989.

  In essence, Martin Intrastate originally claimed that it had been validly assigned all of seller's rights under the contract, that the contract was "statewide," covering all available gas that Martin Intrastate owned, controlled or had the right to sell, for its own account or for the account of others, and that the contract provided for a purchase price of about six times the current wellhead price.

  The Louisiana Court of Appeals held that Martin Exploration Company (the Tennessee subsidiary) holds the rights to sell gas to LIG under the "statewide" gas purchase contract. As a result of the denial of writ, the decision of the Louisiana Court of Appeals is final and nonappealable, and the case has been concluded without a material adverse effect on the financial condition or results of operations of Tenneco Inc. and its consolidated subsidiaries.

 (2) Environmental Proceedings.

  Tennessee is a party in proceedings involving federal and state authorities regarding the past use by Tennessee of a lubricant containing polychlorinated biphenyls ("PCBs") in its starting air systems.

  On January 13, 1992, the United States Environmental Protection Agency ("EPA") filed an administrative complaint alleging that Tennessee violated the Toxic Substances Control Act between 1980 and 1990 by engaging in the unauthorized use and disposal of materials containing PCBs. The complaint addresses PCB-related activity at 26 compressor stations in five states (Alabama, Mississippi, Kentucky, Tennessee and Ohio). A civil penalty of $15,678,000 was sought. Tennessee and the EPA have reached an agreement in principle under which Tennessee will make a specified payment in full settlement of civil penalties under the Toxic Substances Control Act arising from Tennessee's prior use of PCBs at compressor stations throughout its system. This agreement covers 42 Tennessee compressor stations in nine states and five EPA regions. The agreement in principle is contingent upon the completion of Tennessee's negotiations with EPA on the remediation of its compressor stations in Regions IV, V and VI. With respect to the nine stations in Regions II and III, EPA has advised Tennessee that it is deferring to the Pennsylvania and New York environmental agencies to specify the remediation requirements applicable to Tennessee. Tennessee anticipates that it will soon reach an agreement with the Pennsylvania Department of Environmental Resources ("PaDER") and will enter into a consent order on remediation at the Pennsylvania stations (under which Tennessee also agrees to pay a civil penalty and to make a contribution for environmental projects); meanwhile, Tennessee will continue its negotiations with the New York Department of Environmental Conservation on remediation at the New York stations. The agreements with the EPA and PaDER are expected to be entered into in the first quarter of 1994. Tenneco believes that the ultimate resolution of this matter will not have a material adverse effect on the financial condition or results of operations of Tenneco Inc. and its consolidated subsidiaries. See Note 16 to "Notes to Financial Statements" for additional information.

  In Commonwealth of Kentucky, Natural Resources and Environmental Protection Cabinet v. Tennessee Gas Pipeline Co. (Franklin County Circuit Court, Docket No. 88-C1-1531, November 16, 1988), the Kentucky environmental agency alleges that Tennessee discharged pollutants into the waters of the state without a permit and seeks an injunction against future discharges and a civil penalty. Counsel for Tenneco are unable to express an opinion as to its ultimate outcome.

  A subsidiary of Tennessee owns a 13.2% general partnership interest in Iroquois Gas Transmission System, L.P. ("Iroquois"), which owns an interstate natural gas pipeline from the Canadian border through the states of New York and Connecticut to Long Island.

  In early 1992, Iroquois was informed by U.S. Attorney's Offices for the Northern, Southern, and Eastern Districts of New York that a civil investigation had been initiated to determine whether Iroquois committed civil environmental violations during construction of the pipeline. In February 1992, 26 alleged violations were identified to Iroquois in writing. In response, Iroquois denied that such violations had occurred and asserted that all concerns raised by governmental authorities during construction had been fully addressed. Iroquois subsequently was informed that the alleged violations included certain field reports prepared by a Federal/State Inter-Agency Task Force which surveyed the right-of-way in connection with the right-of-way restoration program. Iroquois responded to the appropriate U.S. Attorneys' Offices that none of the matters referenced in field reports issued to date represent violations of any law or governmental authorization. As of March 4, 1994, no formal civil demand in connection with this civil investigation has been made on Iroquois by the federal government.

  On December 3, 1993, Iroquois received notification from the Enforcement Staff of the Federal Energy Regulatory Commission's Office of the General Counsel ("Enforcement") that Enforcement has commenced a preliminary, non-public investigation concerning Iroquois' construction of certain of its pipeline facilities. That office has requested certain information regarding such construction. In addition, on December 27, 1993, Iroquois received a similar request for information from the Army Corps of Engineers requesting certain information regarding permit compliance in connection with certain aspects of the pipeline's construction. Iroquois is evaluating and responding to these requests for information. No proceedings have been commenced against Iroquois in connection with these agency inquiries.

  A criminal investigation has been initiated against Iroquois and its environmental consultant by the U.S. Attorneys' Office for the Northern District of New York in conjunction with the U.S. Environmental Protection Agency ("EPA") and the Federal Bureau of Investigation ("FBI"). According to a press release issued by the FBI in June 1992, areas under investigation include possible environmental violations, wire fraud, mail fraud and providing false information or concealment of information from Federal agencies in conjunction with construction of the pipeline. To date, no criminal charges have been filed and the Assistant U.S. Attorney in charge of the investigation has stated that he is not yet ready to meet with Iroquois' attorneys to discuss the specifics of the matter.

  As a general partner, Tennessee's subsidiary may be jointly and severally liable with the other partners for the liabilities of Iroquois. Tennessee has a contract to provide gas dispatching as well as post-construction field operation and maintenance services for the operator of Iroquois, but Tennessee is not the operator of Iroquois and is not an affiliate of the operator. Moreover, the foregoing proceedings and investigations have not affected pipeline operations. Based upon information available to Tenneco at March 4, 1994 concerning the above investigations and proceedings involving Iroquois, Tenneco believes that neither Tennessee nor any of its subsidiaries is the target of the investigation described above and that the ultimate resolution of these matters will not have a material adverse effect on the financial condition or results of operations of Tenneco Inc. and its consolidated subsidiaries.

  On August 2, 1993, the Department of Justice filed suit against Packaging Corporation of America ("PCA") in the Federal District Court for the Northern District of Indiana, alleging that wastewater from PCA's molded fibre products plant in Griffith, Indiana interfered with or damaged the Town of Griffith's municipal sewage pumping station on two occasions in 1991 and 1993, resulting in discharges by the Town of untreated wastewater into a river. PCA has denied responsibility for the Town's wastewater discharges. The violations alleged by the Department of Justice could result in the assessment of statutory penalties in excess of $100,000; however, the Company does not believe that its ultimate resolution will have a material adverse effect upon its consolidated financial condition or results of operations.

  Pryor Foundry, Inc. ("Pryor") has been advised that the EPA may seek to impose a fine upon Pryor in connection with discharges of water by its facility in Pryor, Oklahoma, without the necessary permit. The violations alleged by the EPA could result in the assessment of statutory penalties in excess of $100,000; however, the Company does not believe that its ultimate resolution will have a material adverse effect upon its consolidated financial condition or results of operations.

 (3) Potential Superfund Liability.

  At December 31, 1993, Tenneco has been designated as a potentially responsible party in 70 "Superfund" sites. With respect to its pro rata share of the remediation costs of certain sites, Tenneco is fully indemnified by third parties. With respect to certain other sites, Tenneco has sought to resolve its liability through payments to the other potentially responsible parties. For the remaining sites, Tenneco has estimated its share of the remediation costs to be between $12 million and $72 million or 0.4% to 2.3% of the total remediation costs for those sites and has provided reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, Tenneco's estimate of its share of remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that Tenneco could be required to pay in excess of its pro rata share of remediation costs. Tenneco's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in Tenneco's determination of its estimated liability. Tenneco does not believe that the costs associated with its current status as a potentially responsible party in the Superfund sites described above will be material to its financial position or results of operations.

  For additional information concerning environmental matters, see the caption "Environmental Matters" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the caption "Environmental Matters" under Note 16 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries.

 (4) Grand Jury Investigation.

  Case Corporation is the subject of a grand jury investigation coordinated by the United States Customs Service and the United States Attorney's offices in Milwaukee, Wisconsin, and Chicago, Illinois, concerning possible mislabeling of parts shipments to Syria and possible improper shipments to Libya and other countries subject to export restrictions. Case is cooperating fully with the investigation. Tenneco cannot predict the outcome of this investigation, but does not believe that it will have a material adverse effect on the financial position or results of operations of Tenneco Inc. and its consolidated subsidiaries.

 (5) Other Matters.

  Tenneco Inc. and its subsidiaries are parties to numerous legal proceedings arising from their operations. Tenneco Inc. believes that the outcome of these proceedings, individually and in the aggregate, will have no material effect on Tenneco's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders of Tenneco Inc. during the fourth quarter of the fiscal year ended December 31, 1993.

ITEM 4.1 EXECUTIVE OFFICERS OF THE REGISTRANT.

  Set forth below is a list of the executive officers of Tenneco Inc. at March 1, 1994. Each of such officers has served in the capacities indicated below with Tenneco Inc. (or prior to a corporate reorganization in 1987 with the then publicly held affiliate of Tenneco Inc. which bore the same name) since the dates indicated below:

NAME (AND AGE AT DECEMBER 31, 1993)              OFFICES HELD*             EFFECTIVE DATE OF TERM
- -----------------------------------              -------------             ----------------------
Michael H. Walsh (51)..........      Chairman (on medical leave)           May 1992
                                     Director                              September 1991
Dana G. Mead (57)..............      Chief Executive Officer               February 1994
                                     Director                              April 1992
                                     Chairman of the Executive Committee   February 1994
                                     Member ex officio of the Compensation February 1994
                                      and Benefits, and Nominating and
                                      Management Development Committees
                                     President                             May 1992
                                     Member of the Executive Committee     May 1992
                                     Member ex officio of the Audit        May 1992
                                      Committee
Theodore R. Tetzlaff (49)......      General Counsel                       July 1992
Robert T. Blakely (52).........      Senior Vice President and Chief       July 1981
                                      Financial Officer
Stacy S. Dick (37).............      Senior Vice President--Strategy       August 1992
Barry R. Schuman (52)..........      Senior Vice President--Human          March 1993
                                      Resources
Kenneth D. Allen (54)..........      Vice President and Deputy General     March 1987
                                      Counsel
Matthew W. Appel (38)..........      Vice President--Financial Analysis    March 1993
                                      and Planning
John J. Castellani (42)........      Vice President--Government Relations  August 1992
James V. Faulkner, Jr. (49)....      Vice President--Law                   May 1993
Arthur H. House (51)...........      Vice President--Corporate Affairs     June 1992
M. W. Meyer (54)...............      Vice President and Deputy General     August 1979
                                      Counsel
E. J. Milan (59)...............      Vice President and Controller         October 1989
Karen R. Osar (44).............      Vice President and Treasurer          February 1994
Robert G. Simpson (41).........      Vice President--Tax                   May 1990
Karl A. Stewart (50)...........      Vice President                        May 1991
                                     Secretary                             May 1986
Richard L. Wambold (41)........      Vice President--Operations            June 1992
Edward J. Campbell (65)........      President--Case Corporation           January 1992
S. D. Chesebro' (52)...........      Chief Executive Officer--Tenneco Gas  February 1994
                                     Inc.
                                     President--Tenneco Gas Inc.           June 1990
R. C. Paul (58)................      Managing Director--Albright & Wilson  November 1986
                                      Limited
W. R. Phillips, Jr. (62).......      President and Chief Executive         January 1992
                                      Officer--Newport News Shipbuilding
                                      and Dry Dock Company
R. A. Snell (52)...............      President and Chief Executive         September 1993
                                      Officer--Tenneco Automotive, a
                                      Division of Tennessee Gas Pipeline
                                      Company
Paul T. Stecko (49)............      President and Chief Executive         December 1993
                                      Officer--Packaging Corporation of
                                      America

- --------
* Unless otherwise indicated, all offices held are with Tenneco Inc.

  Each of the executive officers of Tenneco Inc. has been continuously engaged in the business of Tenneco Inc., its subsidiaries, affiliates or predecessor companies during the past five years except that: (i) from 1986 to 1991, Michael H. Walsh was Chairman and Chief Executive Officer of Union Pacific Railroad Company; (ii) from 1986 to 1992, Dana G. Mead was employed by International Paper, last serving in the capacity of Executive Vice President;
(iii) Theodore R. Tetzlaff has been a partner in the law firm of Jenner & Block, Chicago, for more than five years; (iv) from 1985 to 1992, Stacy S. Dick was employed by The First Boston Corporation, last serving in the capacity of Managing Director; (v) from 1980 to 1992, John J. Castellani was employed by TRW Inc., last serving in the capacity of Vice President of Government Relations; (vi) from 1988 to 1993, James V. Faulkner, Jr., was employed by USCPI, Inc., last serving in the capacity of Senior Vice President and General Counsel; (vii) from 1988 until his employment by Tenneco in 1992, Barry R. Schuman was employed by Union Pacific Railroad Company, last serving in the capacity of Vice President of Human Resources; (viii) from 1990 until 1992, Arthur H. House served as Vice President, Corporate Communications of Aetna Life & Casualty Company and from 1988 to 1990 as Senior Vice President, Corporate Affairs of Shawmut National Corporation; (ix) from 1975 to 1994, Karen R. Osar was employed by J. P. Morgan & Co., Inc., last serving in the capacity of Managing Director--Corporate Finance Group; (x) from 1983 to 1990, Robert G. Simpson was employed by Kraft Inc. and Philip Morris Management Co., last serving in the capacity of Director of Kraft General Foods Federal Taxes; and (xi) from 1977 to 1993, Paul T. Stecko was employed by International Paper, last serving as Vice President and General Manager of Publications Papers, Bristols and Converting Papers.

  Tenneco Inc.'s Board of Directors is divided into three classes of directors serving staggered three-year terms, with a minimum of eight directors and a maximum of sixteen directors. At each annual meeting of stockholders, successors to the directors whose terms expire at such meeting are elected. Officers are elected at the annual meeting of directors held immediately following the annual meeting of stockholders.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  The outstanding shares of Common Stock, par value $5 per share, of Tenneco Inc. (the "Common Stock") are listed on the New York, Midwest, Pacific, Toronto, London, Paris, Frankfurt, Dusseldorf, Basel, Geneva and Zurich Stock Exchanges.

  The following table sets forth the high and low sale prices of Common Stock during the periods indicated on the New York Stock Exchange Composite Transactions Tape and dividends paid per share of Common Stock during such periods:

                                                         SALE
                                                        PRICES
                                                       ------------    DIVIDENDS
                                                       HIGH    LOW       PAID
                                                       ----    ----    ---------
     1992
      1st quarter..................................... $40 1/2 $31 1/4   $.40
      2nd quarter.....................................  46      35 7/8    .40
      3rd quarter.....................................  40      34 3/4    .40
      4th quarter.....................................  41 1/4  32 3/4    .40
     1993
      1st quarter..................................... $48 3/4 $39 1/8   $.40
      2nd quarter.....................................  51 1/2  44 1/4    .40
      3rd quarter.....................................  54 3/8  48        .40
      4th quarter.....................................  55      47 5/8    .40

  The number of holders of Common Stock of record as of February 23, 1994, was approximately 104,000.

  The declaration of dividends on the Company's capital stock is at the discretion of the Company's Board of Directors. The Board has not adopted a dividend policy as such; subject to legal and contractual restrictions, its decisions regarding dividends are based on all considerations which in its business judgement are relevant at the time, including past and projected earnings, cash flows, economic, business and securities market conditions and anticipated developments concerning Tenneco's business and operations. For additional information concerning the payment of dividends by Tenneco Inc., see "Years 1993 and 1992 --Holding Company Structure and Ability to Pay Dividends" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Tenneco's cash flow and the consequent ability of Tenneco Inc. to pay any dividends on the Common Stock is substantially dependent upon Tenneco's earnings and cash flow available after its debt service and the availability of such earnings to Tenneco Inc. by way of dividends, distributions, loans and other advances. The instruments setting forth the rights of the holders of the Preferred Stock and Junior Preferred Stock contain provisions restricting Tenneco Inc.'s right to pay dividends and make other distributions on the Common Stock. Certain of Tenneco Inc.'s subsidiaries have provisions under financing arrangements and an investment agreement which limit the amount of dividends that may be paid by them to Tenneco Inc. At December 31, 1993, such amount was calculated to be $2.6 billion. Tenneco Inc.'s loan agreements do not impose any restrictions on the right to pay dividends, although certain of such agreements impose restrictions on borrowings unless specified levels of consolidated tangible net worth are met at the time.

  Under applicable corporate law, dividends may be paid by Tenneco Inc. out of "surplus" (as defined under the law) or, if there is not a surplus, out of net profits for the year in which the dividends are declared or the preceding fiscal year. At December 31, 1993, Tenneco Inc. had surplus of at least $1.7 billion for the payment of dividends, and Tenneco Inc. will also be able to pay dividends out of any net profits for the current and prior fiscal year.

ITEM 6. SELECTED FINANCIAL DATA.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                        (MILLIONS EXCEPT SHARE AMOUNTS)
                          ------------------------------------------------------------------------
                             1993            1992            1991            1990         1989
                          -----------     -----------     -----------     -----------  -----------
STATEMENTS OF INCOME
 (LOSS) DATA:
 Net sales and operating
  revenues from
  continuing opera-
  tions--
  Natural gas pipelines.  $     2,862     $     2,183     $     2,183     $     2,460  $     2,640
  Farm and construction
   equipment............        3,748           3,829           4,449           5,396        5,069
  Automotive parts......        1,839           1,808           1,701           1,731        1,779
  Shipbuilding..........        1,861           2,265           2,216           2,113        1,949
  Packaging.............        2,042           2,078           1,934           1,476        1,343
  Chemicals.............          914             951             916           1,026          991
  Other.................            6              39              34              51           92
  Intergroup sales......          (17)            (14)            (14)            (14)         (13)
                          -----------     -----------     -----------     -----------  -----------
   Total................  $    13,255     $    13,139     $    13,419     $    14,239  $    13,850
                          ===========     ===========     ===========     ===========  ===========
 Income (loss) from con-
  tinuing
  operations before in-
  terest expense and in-
  come taxes--
  Natural gas pipelines.  $       411     $       360     $       561(b)  $       340  $       325
  Farm and construction
   equipment............           82          (1,180)(c)      (1,079)(c)         186          228
  Automotive parts......          215             230             175             213          218
  Shipbuilding..........          225             249             225             225          200
  Packaging.............          139             221             139 (b)         190          200
  Chemicals.............           78              72             (70)(c)          86           65
  Other.................           19             (32)            (98)(c)          59           30
                          -----------     -----------     -----------     -----------  -----------
   Total................        1,169 (a)         (80)           (147)          1,299        1,266
 Interest expense (net
  of interest
  capitalized)..........          460             527             559             496          469
 Income tax expense
  (benefit).............          258              76             (14)            281          237
                          -----------     -----------     -----------     -----------  -----------
 Income (loss) from con-
  tinuing
  operations............          451            (683)(d)        (692)(d)         522          560
 Income (loss) from dis-
  continued
  operations, net of in-
  come tax..............           --              71             (40)             39           24
 Extraordinary loss, net
  of income tax.........          (25)            (12)             --              --           --
 Cumulative effect of
  changes in
  accounting principles,
  net of
  income tax............           --            (699)(e)          --              --           --
                          -----------     -----------     -----------     -----------  -----------
 Net income (loss)......          426          (1,323)           (732)            561          584
 Preferred stock divi-
  dends.................           14              16              16              18           18
                          -----------     -----------     -----------     -----------  -----------
 Net income (loss) to
  common stock..........  $       412     $    (1,339)    $      (748)    $       543  $       566
                          ===========     ===========     ===========     ===========  ===========
 Average number of
  shares of common stock
  outstanding...........  168,772,852     144,110,151     122,777,910     124,423,036  126,875,681
 Earnings (loss) per av-
  erage share of common
  stock--
  Continuing operations.  $      2.59     $     (4.85)(d) $     (5.77)(d) $      4.06  $      4.27
  Discontinued opera-
   tions................           --             .50            (.32)            .31          .19
  Extraordinary loss....         (.15)           (.08)             --              --           --
  Cumulative effect of
   changes in
   accounting princi-
   ples.................           --           (4.86)(e)          --              --           --
                          -----------     -----------     -----------     -----------  -----------
  Net earnings (loss)...  $      2.44 (f) $     (9.29)(f) $     (6.09)    $      4.37  $      4.46
                          ===========     ===========     ===========     ===========  ===========
 Cash dividends paid per
  common share..........  $      1.60     $      1.60     $      2.80     $      3.12  $      3.04

                                                  (Table continued on next page)

(Continued from previous page)

                                                 (MILLIONS)
                         -----------------------------------------------------------
                            1993        1992        1991        1990        1989
                         ----------- ----------- ----------- ----------- -----------
BALANCE SHEET DATA:
 Total assets........... $    15,373 $    16,584 $    18,696 $    19,034 $    17,381
 Short-term debt........       1,274       1,696       2,452       3,816       2,895
 Long-term debt.........       4,799       6,400       6,837       5,976       5,573
 Minority interest......         153         165         182          --          --
 Preferred stock with
  mandatory
  redemption provisions.         163         191         194         201         210
 Stockholders' equity...       2,601       1,330       2,774       3,367       3,277
STATEMENT OF CASH FLOWS
 DATA:
 Net cash provided by
  operating activities.. $     1,615 $       929 $       950 $       360 $        88
 Capital expenditures
  for continuing
  operations............         587         569         746         803         586

- --------
Notes: (a) Includes the disposition of a number of assets and investments including Newport News' Sperry Marine business; several PCA operations; two wholly-owned pipeline companies, Viking Gas Transmission Company and Dean Pipeline Company; and facilities and land of two foreign Farm and construction equipment operations for a gain of $118 million.
(b) For Natural gas pipelines, includes a gain of $265 million related to the sale of its natural gas liquids business including its interest in an MTBE plant then under construction. Also, Packaging recorded a gain of $42 million related to the sale of three short-line railroads.
(c) Includes restructuring charge of $920 million related to Farm and construction equipment in 1992. Losses in 1992 for the Farm and construction equipment segment before the restructuring charge were $260 million. Of the total $552 million restructuring charge recorded in 1991, $461 million related to Farm and construction equipment, $79 million related to Chemicals and $12 million related to Other. Losses in 1991 for the Farm and construction equipment segment before the restructuring charge were $618 million.
(d) Includes after-tax restructuring charge of $843 million, or $5.85 per average common share, and $480 million, or $3.91 per average common share, for 1992 and 1991, respectively.
(e) Tenneco elected early adoption of Statement of Financial Accounting Standards ("FAS") No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, for its domestic operations and FAS No. 109, Accounting for Income Taxes. Both standards were adopted effective January 1, 1992, using the cumulative catch-up method. Under FAS No. 106, Tenneco is required to accrue the estimated costs of retiree benefits other than pensions (primarily health care benefits and life insurance) during the employees' active service period. Prior to 1992, Tenneco expensed the cost of these benefits as medical and insurance claims were paid. Tenneco expects to adopt the new standard for its non-U.S. plans in the first quarter of 1995 and estimates that the adoption will reduce pre-tax income by approximately $20 million. The adoption of FAS No. 109 changed Tenneco's method of accounting for income taxes from the deferred method to the liability method. The liability method requires the recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities. The 1992 Statements of Income (Loss) include an after-tax charge of $699 million or $4.86 per average common share for the cumulative effect of the accounting changes consisting of $414 million or $2.88 per share for FAS No. 106 and $285 million or $1.98 per share for FAS No. 109.
(f) Earnings per share of common stock are based on the average number of shares of common stock and Series A preferred stock (each share of Series A preferred stock represents two shares of common stock) outstanding during each period. Because Series A preferred stock outstanding is included in average common shares outstanding for purposes of computing earnings per share, the preferred dividends paid are not deducted from net income (loss) to determine net income (loss) to common stock. In 1992, 12,000,000 shares of common stock were issued to the Stock Employee Compensation Trust ("SECT"). Shares of common stock issued to a related trust are not considered to be outstanding in the computation of average shares of common stock until the shares are utilized to fund the obligations for which the trust was established.
       At December 31, 1993, the SECT had utilized 2,479,425 of these shares. Other convertible securities and common stock equivalents outstanding during each of the five years ended December 31, 1993, 1992, 1991, 1990 and 1989 were not materially dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEARS 1993 AND 1992

RESTRUCTURING PROGRAMS-CASE OPERATIONS

 1991 Restructuring Program

  During 1991, Tenneco Inc. (the "Company") identified restructuring measures which resulted in a pre-tax charge of $461 million taken at its farm and construction equipment segment ("Case"). The 1991 restructuring charge was in part attributable to aggressive measures taken in September 1991 to respond to depressed market conditions facing the farm and construction equipment business and to improve Case's performance. The estimated costs for the program included $256 million attributable to the elimination of 7,400 jobs; $93 million for plant closings; and $112 million for the rationalization or discontinuance of farm and construction equipment product lines (including costs associated with dealer discounts, other incentive programs and inventory writedowns to net realizable value). As of December 31, 1993, $63 million of the 1991 restructuring charge remained on the balance sheet as a current liability. Management believes that this balance is adequate to complete the remaining actions required under this plan.

  While the measures taken at Case since September 1991 under this program resulted in significant improvements in Case's performance, the worldwide farm and construction equipment market continued to deteriorate during 1992, and Tenneco Management and the Board of Directors determined that major structural and strategic changes were necessary in order to strengthen Case's competitive position in the global marketplace and to enhance Case's return to a sustained level of profitability.

 1992 Restructuring Program

  Consequently, on March 21, 1993, the Board of Directors of Tenneco Inc. adopted a comprehensive restructuring program for Case (the "Case Restructuring Program") in order to strengthen Case's competitive position in the global marketplace and to enhance Case's return to a sustained level of profitability. Adoption of the Case Restructuring Program resulted in a pre-tax charge of $920 million ($843 million after tax or $5.85 per average common share), all of which was reflected in the 1992 loss from continuing operations before interest expense and income taxes.

  This restructuring program is expected to be substantially completed during 1996. The program addresses four fundamental issues which were adversely impacting Case's operating results and the industry at large, which has been characterized by unrelenting global competition and flat to declining markets for agricultural and construction equipment:

  . Excess Manufacturing Capacity. Continued weakness in markets, from previous historical levels, particularly for worldwide agricultural equipment has led to substantial under utilization of Case's component manufacturing and final assembly capacity.

  . Overly Integrated Component Production. Case adopted a program to put in place new, more cost effective arrangements for selected components that will reduce investment requirements, provide greater access to industry technology developments and result in lower per unit costs.

  . Unprofitable, Highly-Proliferated Products. Case believes there are significant advantages to focusing its financial, technical, manufacturing and marketing resources on those products where it has a current or potential leadership position and which collectively provide a solid and sustainable core business.

  . Marketing and Distribution Inefficiencies. Case's distribution system includes both independent dealers and company-owned stores. Case believes that, in many cases, company-owned stores are not as effective in marketing its products as its independent dealers. Improvements to the parts distribution network are expected to improve efficiency and customer responsiveness.

  The pre-tax charge included estimates of $441 million attributable to rationalizing production of selected components; $161 million for consolidating and resizing production capacity; $126 million for discontinuing or replacing unprofitable products; and $192 million for privatization of Case-owned retail stores, restructuring the parts distribution network and other associated costs of restructuring.

  In 1993, the following restructuring actions were implemented and are at various stages of completion:

  . The Schofield, Wisconsin manufacturing facility, which employed approximately 425 employees, was closed and production was transferred to the Case facilities in Fargo, North Dakota and Burlington, Iowa.

  . Case closed the Southhaven, Mississippi parts depot which employed approximately 70 employees. Existing parts depots in Atlanta, Georgia and Dallas, Texas will serve customers previously served by the Southhaven facility. During 1992 and 1993, Case outsourced the operations of five regional depots located in North America where Case employed approximately 135 people. All of this was done to further improve the efficiency of the parts distribution network.

  . Assembly of combine and cotton picker transmissions was relocated from Doncaster, England to Racine, Wisconsin. Final assembly of combines and cotton pickers remains at Case's East Moline, Illinois plant.

  . The Meltham, England facility, which manufactured gears and other selected components, primarily for discontinued products, was sold. Approximately 90 employees worked at Meltham.

  . In February 1994, Case sold its foundry in Pryor, Oklahoma to Grede
    Foundries Inc. Grede Foundries Inc. will continue to supply Case with castings currently produced at the foundry and will retain the approximately 350 employees at this facility.

  . The sale of Case-owned stores continued. At the end of 1993, Case had approximately 150 company-owned stores as compared to approximately 250 in September 1991.

  . The Vitry, France facility, which manufactured gear and shaft components, was closed and production was transferred to Case's facility in St. Dizier, France. These components are used primarily in transmissions manufactured at St. Dizier.

  . Plant rationalizations, designed to streamline operations, improve production flows, and concentrate on core production, progressed at Case's Hamilton, Ontario plant which manufactures planting/seeding and tillage equipment, as well as at Case's East Moline, Illinois plant.

  . Case announced its intent to cease engine and component production and close the tractor manufacturing facility in Neuss, Germany following termination of production of the current Maxxum tractor models, which is expected to occur by the second quarter of 1996. Case also announced its intent to close the foundry located in Neuss, Germany during the fourth quarter of 1994. The terms and conditions related to the closing of the Neuss facilities are the subject of a compromise of interest and social plan between Case and the Neuss Works Council which was executed during the first quarter of 1994. As of December 31, 1993, Case employed approximately 1,100 people at the Neuss facilities.

  . Case announced that production of a number of non-core products would be discontinued. In 1993, Case ceased production of the W11B and W14 wheel loaders, the 1085C rubber tire excavator, the "A" family agricultural tractors, as well as a number of agricultural implements. In addition, during 1993, Case ceased supplying its dealers with other non-core products, including the 450C crawler dozer and the 455C crawler loader and the under 40 horsepower series tractors, all of which were manufactured for Case by a third party.

  As of December 31, 1993, approximately $130 million of the actions necessary to complete the program had been implemented leaving $790 million to be implemented over the next three years. Of the remaining actions to be implemented, $314 million pertain to rationalizing production of selected components; $152 million pertain to consolidating and resizing production capacity; $125 million pertain to discontinuing or replacing unprofitable products; and $199 million pertain to privatization of Case-owned retail stores, restructuring the parts distribution network and other associated costs of restructuring.

  Total employment was reduced by approximately eight percent during 1993 with an estimated 1,400 jobs eliminated. Case's worldwide production volumes for farm and construction equipment during 1993 were three percent lower than in 1992. Inventories at Case and its dealers decreased by $400 million during 1993 and by $1.9 billion since December 1990. This was largely accomplished by selling $1.9 billion less wholegoods and parts to its dealers than those dealers sold to their customers. Case intends to continue reducing inventories during 1994.

  The Case Restructuring Program is highly complex, and effectively implementing it continues to be a major undertaking. While Case is committed to successfully completing the program, there can be no assurance that the objectives of the program will be achieved. The specific restructuring measures and associated estimated costs are based on management's best business judgment under prevailing circumstances and on assumptions which may be revised over time and as circumstances change. Case continues to believe that the successful completion of the restructuring program will enhance its operating income and pre-tax cash flow over 1992 levels by approximately $200 million annually by 1996.

REVENUES

  Revenues for 1993 were $13.26 billion, up slightly from $13.14 billion in 1992. An increase in natural gas pipeline revenues, up $679 million or 31 percent, due to higher gas volumes, was offset by decreased revenues in all other divisions except automotive parts where revenues were slightly ahead of 1992. Shipbuilding reported a $404 million or 18 percent decrease in revenues due to a declining backlog as a result of reductions in defense spending. Revenues for farm and construction equipment were down $81 million or two percent primarily due to weak construction and agricultural equipment markets in Europe. Revenues also decreased for packaging, down $36 million or two percent due to lower commodity prices, and for chemicals, down $37 million or four percent compared to 1992.

INCOME (LOSS) BEFORE INTEREST EXPENSE AND INCOME TAXES (OPERATING INCOME OR
LOSS)

  Operating income for 1993 was $1,169 million, an improvement of $211 million over 1992, excluding gains of $118 million from 1993 disposition of assets and investments and the 1992 farm and construction equipment restructuring charge of $920 million. In 1992, Tenneco recorded a pre-tax restructuring charge of $920 million ($843 million after tax or $5.85 per average common share) for the farm and construction equipment group. Reference is made to Note 2 "Restructuring Costs" and Note 4 "Discontinued Operations, Disposition of Assets, and Extraordinary Loss" in the "Notes to Financial Statements" for additional information.

  Natural gas pipelines operating income for 1993 was $411 million compared with $360 million in 1992. Revenues increased to $2,862 million in 1993 from $2,183 million in 1992 due primarily to higher gas volumes as a result of the acquisition in December 1992 of EnTrade Corporation, a natural gas marketing firm. Transportation volumes increased due to a return to normal weather and increased market demand. Partially offsetting these revenue increases were higher gas purchase costs, higher depreciation relating to capital additions placed in service in late 1992 and increased pipeline maintenance expenses. The 1993 operating income includes $31 million in gains on asset sales and $34 million from a favorable rate decision that allows collection from customers of the transition obligation that was established at the time Tenneco adopted Statement of Financial Accounting Standards ("FAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." These gains were partially offset by a reserve of $10 million established for gas costs as well as by litigation settlements related to divested operations and a one-time expense related to a gas inventory charge.

  In 1992, the Federal Energy Regulatory Commission ("FERC") issued Order Nos. 636, 636-A and 636-B (the "FERC Restructuring Orders"). Taken together, the FERC Restructuring Orders directed a further sweeping restructuring of the interstate gas pipeline industry. The FERC Restructuring Orders required pipelines to: "unbundle" their transportation and storage services from their sales services; increase pipeline customers' flexibility to change receipt and delivery points under transportation contracts and to allow release of capacity under those contracts for use by others; and separate interstate pipeline gas sales organizations from interstate pipeline transportation and storage business units. Under the FERC Restructuring Orders, rates for pipeline transportation and storage generally remain subject to traditional cost-of-service regulation but under a rate design which is relatively insensitive to throughput and hence less sensitive to seasonal variation. Sales of natural gas by interstate pipelines occur pursuant to a blanket sales certificate under which price and other terms of sale are set by market forces. After a series of FERC orders and compliance filings, Tennessee implemented its Order No. 636 tariff commencing on September 1, 1993, restructuring its transportation, storage and sales services.

  Tennessee has made multiple filings to begin recovery of certain of the transition costs already paid or obligated to be paid in connection with the FERC Restructuring Orders. Given the fact that the FERC Restructuring Orders contemplate complete recovery by pipelines of qualified transition costs, Tenneco believes that Tennessee's Order No. 636 restructuring (together with the Order No. 636 restructuring of Tenneco's other interstate pipelines) will not have a material effect on Tenneco's consolidated financial position or results of operations.

  Reference is made to Note 9 "Federal Energy Regulatory Commission ("FERC") Regulatory Matters" in "Notes to Financial Statements" for additional information on the FERC Restructuring Orders and other rate-related matters.

  Farm and construction equipment reported operating income of $82 million in 1993, a $342 million improvement over the $260 million operating loss in 1992, excluding the restructuring charge of $920 million. The $342 million improvement in 1993 results (excluding the restructuring charge) came despite a $81 million drop in revenues compared to the prior year. The decreased revenues were driven by continued weakness in European markets and loss of sales from products discontinued under the Case restructuring programs. Lower worldwide sales volumes in 1993 were more than offset by savings in several critical operating areas. Improved price realization was the major profit driver as Case continued its value-based pricing strategy of lower discounts and higher pricing. The company-wide focus on operating cost reductions and manufacturing performance improvements also contributed to 1993 results.

  For the year 1993, Case's retail sales of major (100 horsepower or greater) agricultural equipment were up 20 percent, in line with the North American industry. Case also matched the North American construction equipment industry sales gain of 20 percent for the year. Case's sales in its European markets were down 13 percent for the year, the result of continued economic weakness in Europe. The increase in North American sales and a three percent reduction in worldwide production compared to 1992, resulted in a reduction in the inventories of Case and its dealers of $400 million in 1993. In 1994, North American unit sales of farm and construction equipment are expected to be up slightly while European markets are expected to be down compared to 1993.

  Automotive parts operating income for 1993 declined $15 million to $215 million compared with $230 million in 1992, a 7 percent decrease. Revenues were slightly ahead of 1992. Higher revenues were led by a 15 percent increase in North American original equipment sales relating to Walker exhaust products and Monroe ride control products due to increased new car and light truck production. North American exhaust aftermarket sales were up six percent. Offsetting the increased revenues were lower revenues in European original equipment and aftermarkets due to the continuing recession in Europe and lower sales in the North American ride control aftermarket due to sluggish demand and stiff price competition. Improvements in 1993 operating income from the higher North American original equipment market and aftermarket exhaust revenues, combined with aggressive cost management and quality program initiatives were more than offset by the effects of the weaker North American ride control aftermarket conditions, unfavorable foreign exchange rates and the recessionary conditions in Europe.

  Shipbuilding's 1993 operating income was $225 million compared with $249 million in 1992. Revenues decreased $404 million or 18 percent in 1993 due to a declining backlog resulting from lower defense spending. The 1993 operating income includes a $15 million gain on the sale of the Sperry Marine business and a $12 million benefit from the recognition of the recovery of a portion of the postretirement benefit costs reserve that was established when FAS No. 106 was adopted in 1992. Excluding the gain on the sale of the Sperry Marine business and the recovery of a portion of the postretirement benefit costs, operating income decreased from 1992 due to the declining backlog. Partially offsetting the lower operating income were the effects of several management initiatives undertaken in 1993 and 1992, which included headcount reductions and organization changes that improved operating efficiencies. The backlog at the shipyard at the end of 1993 was $3.7 billion compared with $4.7 billion at the end of 1992. The 1993 backlog included five Los Angeles class submarines, two Nimitz class aircraft carriers (John C. Stennis and United States), the overhaul and refueling contract for the aircraft carrier Enterprise and the Sealift conversion contract involving two ships. In the absence of new orders, this existing backlog will decline as two submarines per year, on average, are delivered through 1996, and the aircraft carriers are delivered in 1995 and 1998. The Enterprise work will be completed in 1994 and the Sealift conversion ships will be delivered in 1995. Newport News is aggressively pursuing new business opportunities and attempting to expand its business base in light of the declining Naval backlog, but there is no assurance that it will be able to do so to a material extent. While the U.S. Navy will continue to be the leading customer of the shipyard, the mix of jobs between Navy and commercial work is expected to change. The shipyard is actively pursuing design and construction work on the next carrier contract (CVN 76), major overhaul and refueling work and commercial work.

  Packaging ended the year with $139 million in operating income, down from $221 million in 1992. Revenues decreased only slightly by $36 million or two percent, as higher containerboard volumes were more than offset by lower linerboard prices which fell from an average price of approximately $345 per ton in 1992 to an average price of $295 per ton in 1993. Earnings were depressed by weak linerboard prices in the commodity business where profitability fell from $93 million in 1992 to $19 million in 1993. The specialty businesses ended the year at $120 million in operating income, which included gains from asset sales partially offset by asset realignment costs of $29 million, versus operating income of $128 million for 1992, in spite of extreme pricing pressures in molded fibre and paperboard markets. Offsetting some of the pricing and market conditions were operating cost reductions and favorable purchasing initiatives.

  Operating income for 1993 for the chemicals segment improved to $78 million from $72 million in 1992. This increase in earnings was due to higher sales volumes and margin improvements from cost reduction and productivity programs partially offset by an unfavorable foreign exchange impact. In local currencies, sales rose by 9 percent, but were more than offset by the movement in European currencies against the U.S. dollar. With the exception of the surfactants business group, whose products go into more economically sensitive merchandise, all segments achieved higher year-over-year operating income. Operating income from the phosphates business group rose 36 percent, and operating income from the specialty chemicals business group increased 63 percent over 1992 levels as both segments were successful in moving downstream into higher-margin products. Chemicals is emphasizing the development of high margin specialty products, such as biocides and flame retardants, where growth prospects are good.

  Tenneco's other operations reported operating income of $19 million for 1993, compared to a loss of $32 million in 1992. The improvement was primarily attributable to the gain of $39 million from the contribution of Tenneco's investment in Cummins Engine Company of 3.2 million shares of common stock to the Case Corporation Pension Plan for Hourly-Paid Employees ("Case Plan") in December 1993.

INTEREST EXPENSE

  Interest incurred declined $72 million, from $536 million in 1992 to $464 million in 1993, due primarily to lower debt levels from the retirement of $1.0 billion in debt with the proceeds of the April 1993 equity offering. Interest capitalized decreased to $4 million in 1993 from $9 million in 1992 due to lower levels of major capital projects. Finance charges (interest expense related to finance subsidiaries classified as an operating expense) were $254 million in 1993 versus $364 million in 1992. The lower expense was due to lower average debt levels primarily due to the retirement of $1.0 billion of Tenneco's finance subsidiaries' debt with proceeds from the issuance of lower-cost asset backed securities as well as lower interest rates.

INCOME TAXES

  Income tax expense for 1993 was $258 million versus $76 million reported for 1992. The increased tax expense in 1993 was attributable to higher pre-tax income and the increase in the U.S. corporate tax rate from 34 percent to 35 percent. Partially offsetting these increases was a $48 million tax benefit from a tax realignment of Tenneco's operations in Germany and a lower level of unbenefitted foreign losses. Reference is made to Note 10 "Income Taxes" in the "Notes to Financial Statements" for additional information.

DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

  Extraordinary loss for 1993 of $25 million, net of tax benefit of $13 million, or 15 cents per average common share, and for 1992 of $12 million, net of tax benefit of $6 million, or 8 cents per average common share, were attributable to redemption premiums related to the prepayment of higher interest-bearing long-term debt.

  Income from discontinued operations in 1992 of $71 million, net of income tax expense of $46 million, or 50 cents per average common share, was attributable to the sales of Tenneco's minerals and pulp chemicals businesses. The sales of these businesses resulted in a $96 million gain, net of $45 million income tax expense, from the sale of the minerals business, and a $25 million loss from the sale of the pulp chemicals business (no tax effect). Net income for 1992 from minerals operations was $3 million, net of income tax expense of $3 million, and net loss from pulp chemicals operations was $3 million, net of a tax benefit of $2 million. Reference is made to Note 4 "Discontinued Operations, Disposition of Assets, and Extraordinary Loss" in the "Notes to Financial Statements" for additional information regarding the preceding items.

EARNINGS (LOSS) PER AVERAGE COMMON SHARE

  Income from continuing operations for 1993 was $451 million, or $2.59 per average common share after preferred dividends, compared with a loss from continuing operations of $683 million, or $4.85 per average common share after preferred dividends in 1992. Net income to common stock was $412 million, or $2.44 per average common share in 1993 versus a net loss to common stock of $1.34 billion, or $9.29 per average common share in the prior year. Included in the 1993 net income (loss) to common stock was the extraordinary loss of the $25 million or 15 cents per average common share. Included in 1992 net income
(loss) to common stock was income from discontinued operations of $71 million, or 50 cents per average common share, the extraordinary loss of $12 million or 8 cents per average common share and the charge of $699 million, or $4.86 per average common share relating to the cumulative effect of changes in accounting principles. The 1992 loss from continuing operations of $4.85 per average common share included an after-tax restructuring charge of $5.85 per average common share. Preferred stock dividends were $14 million for 1993 and $16 million for 1992.

  Average shares outstanding used for the calculation of earnings per average common share for 1993 were 168.8 million compared to 144.1 million in 1992, excluding the stock employee compensation trust ("SECT") shares described below. The increase was primarily attributable to the 23.5 million shares issued in the April 1993 underwritten public offering and the issuance of treasury shares and SECT shares to employee benefit plans.

  In November 1992, Tenneco established a SECT to fund a portion of its obligations arising from its various employee compensation and benefit plans. Tenneco issued 12 million shares of treasury stock to the SECT in exchange for a promissory note of $432 million. The SECT has a five-year life during which it will utilize the common stock to satisfy those obligations. The shares of common stock issued to the SECT are not considered to be outstanding in the computation of average shares of common stock until the shares of common stock are utilized to fund the obligations for which the trust was established. In 1993, the SECT issued 2.5 million shares of common stock with a market value of $119 million to fund employee compensation and benefit plans. Reference is made to Note 11 "Common Stock" and to Note 12 "Preferred Stock" in the "Notes to Financial Statements" for additional information.

HOLDING COMPANY STRUCTURE AND ABILITY TO PAY DIVIDENDS

  Tenneco's cash flow and the consequent ability of the Company to pay any dividends is substantially dependent upon Tenneco's earnings and cash flow available after its debt service and the availability of such earnings to the Company by way of dividends, distributions, loans and other advances. Certain of the Company's subsidiaries have provisions under financing arrangements and an investment agreement which limit the amount of their retained earnings available for dividends to the Company. At December 31, 1993, such amount was calculated to be $2.6 billion. The Company's loan agreements do not impose any restrictions on the right to pay dividends, although certain of such agreements impose restrictions on borrowings unless specified levels of consolidated tangible net worth are met at the time.

  Under applicable corporate law, dividends may be paid by the Company out of "surplus" (as defined under the law) or, if there is not a surplus, out of net profits for the year in which the dividends are declared or the preceding fiscal year. At December 31, 1993, the Company has surplus of at least $1.7 billion for the payment of dividends, and the Company will also be able to pay dividends out of any net profits for the current and prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities was $1,615 million for the year 1993 compared to $929 million for 1992, an increase of $686 million. Excluding discontinued operations, there was an improvement of $644 million. This improvement was due primarily to higher income from continuing operations and the sale of approximately $1.0 billion of Case retail receivables to limited purpose business trusts, which issued asset backed securities to the public in 1993. Partially offsetting these improvements were increased refunds to customers in final settlement of the collection of take-or-pay costs. This was primarily a timing issue since these funds were recovered in 1992 and disbursed in 1993. The variance of the information reflected in the "Other" category is due primarily to the reserves established in 1992 for restructuring measures. The working capital decrease of $439 million for 1993 was due primarily to the sale of receivables to limited purpose business trusts, which issued asset backed securities to the public. Partially offsetting the decrease is the reduction in taxes payable due to higher state tax payments associated with shipbuilding contract completions and tax deductions associated with the early funding of the Case Plan through the contribution of Tenneco's investment in Cummins Engine Company to the pension plan.

  Net cash used by investing activities in 1993 was $338 million compared to $105 million of cash provided in 1992. Net proceeds (expenditures) from the sale of discontinued operations were $663 million lower in 1993, primarily due to the sale of Tenneco's minerals and pulp chemicals operations in 1992. This was partially offset by proceeds from the sale of businesses in 1993 of $266 million, primarily the sales of Dean Pipeline Company and Viking Gas Transmission Company, shipbuilding's Sperry Marine business, several packaging operations, and facilities and land of two foreign Case operations.

  Reference is made to Note 4 "Discontinued Operations, Disposition of Assets, and Extraordinary Loss" in the "Notes to Financial Statements" for additional information on cash provided by these investing activities.

  Expenditures for plant, property and equipment from continuing operations for 1993 were $587 million compared to $569 million for 1992. Increased expenditures for automotive parts ($30 million), farm and construction equipment ($41 million) and packaging ($27 million) were basically offset by declines for natural gas pipelines ($81 million). See Note 15 "Segment and Geographic Area Information" in the "Notes to Financial Statements" for a complete breakdown of capital expenditures by operating segment.

  Capitalization totaled $8.99 billion at December 31, 1993, a decrease of $792 million from December 31, 1992. The resulting ratio of total debt to capitalization dropped from 82.8 percent to 67.6 percent. The total debt to capitalization ratio was 64.0 percent including the market value of the SECT shares compared to 78.8 percent at December 1992. The major changes in capitalization were: total debt down $2.02 billion, stockholders' equity up $1.27 billion and preferred stock down $28 million. The increase in stockholders' equity was primarily due to the issuance of 23.5 million shares of common stock in the April 1993 underwritten public offering, the proceeds of which were used to retire debt and redeem variable rate preferred stock. The remaining decrease in debt resulted from the issuance of asset backed securities.

  Following issuance of the final order by the FERC approving Tennessee's partial settlement of its current rate case, Tennessee will be required to make refunds to its customers related to rates collected since February 1, 1992. Tennessee estimates these refunds will total approximately $400 million and be payable in installments over the second and third quarters of 1994.

  To minimize the cash flow requirements associated with the implementation of FERC Restructuring Orders, Tenneco plans to utilize various financing arrangements to manage the timing between recovery from pipeline customers and payments for transition costs. The actual cash flows will depend upon negotiations between Tennessee, its customers and suppliers, and developments in the restructuring proceedings with the FERC as the FERC Restructuring Orders undergo clarification and judicial review. Until these issues are resolved, Tennessee cannot finally determine the ultimate amount of one-time realignment costs or other related annual costs it will incur, nor the amounts which will be recovered from customers. Tennessee believes that one-time realignment costs will not exceed $700 million; at December 31, 1993, Tennessee recorded and deferred approximately $120 million of such one-time costs which are recoverable from its customers. Tennessee believes that other related annual costs will not exceed $100 million in 1994, decreasing thereafter over the length of the contracts involved. Changes in the structure of the natural gas industry in an Order No. 636 environment are anticipated to reduce working capital requirements over the next several years.

  In December 1992, Tenneco Inc. entered into a three-year $1.4 billion credit agreement with banks to replace a $1.8 billion credit agreement which would otherwise have terminated in February 1993. With this credit agreement, Tenneco Inc. and its consolidated subsidiaries had, at December 31, 1993, committed credit agreements with various banks providing for $3.1 billion of borrowing capacity, of which $654 million expire in 1994. As of December 31, 1993, $63 million of borrowings were outstanding under these facilities and the remaining $3.0 billion were available for borrowing. Of the remainder available, $525 million was reserved to cover outstanding commercial paper and similar short-term obligations. The availability of borrowings under Tenneco's credit agreements and facilities is subject to its ability at the time to meet certain conditions specified therein which Tenneco believes it currently meets. These conditions include, among others, compliance with the financial covenants and ratios required by such agreements, the absence of default under such agreements and the continued accuracy of the representations and warranties contained in such agreements (including the absence of any material adverse changes since the specified dates).

  Based upon Tenneco's estimates of anticipated needs and circumstances of business operations, together with anticipated market conditions, Tenneco expects adequate sources of funds to be available to finance its future operations through internally generated funds, the sale of assets, the use of credit facilities and the issuance of asset backed securities and other long-term securities. Over the past several years, Tenneco has relied on externally generated funds to meet substantial portions of its cash requirements.

ENVIRONMENTAL MATTERS

  In 1988, Tennessee initiated an internal project to identify and deal with the presence of polychlorinated biphenyls ("PCBs") at compressor stations operated by both its interstate and intrastate natural gas pipeline systems. Tenneco recorded a reserve in September 1991, for estimated future environmental expense of $260 million. As of December 31, 1993, $64 million has been charged against the environmental reserve. The remaining reserve of $196 million is reflected on the balance sheet under "Payables--Trade" ($41 million) and "Deferred Credits and Other Liabilities" ($155 million).

  Tenneco believes that a substantial portion of these costs, which will be expended over the next five to ten years, will be recovered through rates charged to customers of its natural gas pipelines. The estimated costs expected to be recovered, amounting to $230 million, were recorded in 1991 as an asset ($30 million in "Current assets" and $200 million in "Investments and other assets"). The estimated unrecoverable portion, amounting to $30 million, was charged against income and reflected in "Operating expenses" in 1991. Tennessee is currently recovering environmental expenses annually in its rates. A significant portion of these expenses remains subject to review and refund in Tennessee's pending rate case. As of December 31, 1993, the asset balance is $167 million ($37 million in "Current assets" and $130 million in "Investments and other assets").

  On January 13, 1992, the United States Environmental Protection Agency ("EPA") filed an administrative complaint alleging that Tennessee violated the Toxic Substances Control Act between 1980 and 1990 by engaging in the unauthorized use and disposal of materials containing PCBs. The complaint addresses PCB-related activity at 26 compressor stations in five states (Alabama, Mississippi, Kentucky, Tennessee and Ohio). A civil penalty of $15,678,000 was sought. Tennessee and the EPA have reached an agreement in principle under which Tennessee will make a specified payment in full settlement of civil penalties under the Toxic Substances Control Act arising from Tennessee's prior use of PCBs at compressor stations throughout its system. This agreement covers 42 Tennessee compressor stations in nine states and five EPA regions. The agreement in principle is contingent upon the completion of Tennessee's negotiations with EPA on the remediation of its compressor stations in Regions IV, V and VI. With respect to the nine stations in Regions II and III, EPA has advised Tennessee that it is deferring to the Pennsylvania and New York environmental agencies to specify the remediation requirements applicable to Tennessee. Tennessee anticipates that it will soon reach an agreement with the Pennsylvania Department of Environmental Resources ("PaDER") and will enter into a consent order on remediation at the Pennsylvania stations (under which Tennessee also agrees to pay a civil penalty and to make a contribution for environmental projects); meanwhile, Tennessee will continue its negotiations with the New York Department of Environmental Conservation on remediation at the New York stations. The agreements with the EPA and PaDER are expected to be entered into in the first quarter of 1994. Tenneco believes that the ultimate resolution of this matter will not have a material adverse effect on the financial condition or results of operations of Tenneco Inc. and its consolidated subsidiaries. See Note 16 to "Notes to Financial Statements" for additional information.

  In Commonwealth of Kentucky, Natural Resources and Environmental Protection Cabinet v. Tennessee Gas Pipeline Co. (Franklin County Circuit Court, Docket No. 88-C1-1531, November 16, 1988), the Kentucky environmental agency alleges that Tennessee discharged pollutants into the waters of the state without a permit and seeks an injunction against future discharges and a civil penalty. Counsel for Tenneco are unable to express an opinion as to its ultimate outcome.

  A subsidiary of Tennessee owns a 13.2% general partnership interest in Iroquois Gas Transmission System, L.P. ("Iroquois"), which owns an interstate natural gas pipeline from the Canadian border through the states of New York and Connecticut to Long Island.

  In early 1992, Iroquois was informed by U.S. Attorney's Offices for the Northern, Southern, and Eastern Districts of New York that a civil investigation had been initiated to determine whether Iroquois committed civil environmental violations during construction of the pipeline. In February 1992, 26 alleged violations were identified to Iroquois in writing. In response, Iroquois denied that such violations had occurred and asserted that all concerns raised by governmental authorities during construction had been fully addressed. Iroquois subsequently was informed that the alleged violations included certain field reports prepared by a Federal/State Inter-Agency Task Force which surveyed the right-of-way in connection with the right-of-way restoration program. Iroquois responded to the appropriate U.S. Attorneys' Offices that none of the matters referenced in field reports issued to date represent violations of any law or governmental authorization. As of March 4, 1994, no formal civil demand in connection with this civil investigation has been made on Iroquois by the federal government.

  On December 3, 1993, Iroquois received notification from the Enforcement Staff of the Federal Energy Regulatory Commission's Office of the General Counsel ("Enforcement") that Enforcement has commenced a preliminary, non-public investigation concerning Iroquois' construction of certain of its pipeline facilities. That office has requested certain information regarding such construction. In addition, on December 27, 1993, Iroquois received a similar request for information from the Army Corps of Engineers requesting certain information regarding permit compliance in connection with certain aspects of the pipeline's construction. Iroquois is evaluating and responding to these requests for information. No proceedings have been commenced against Iroquois in connection with these agency inquiries.

  A criminal investigation has been initiated against Iroquois and its environmental consultant by the U.S. Attorneys' Office for the Northern District of New York in conjunction with the U.S. Environmental Protection Agency ("EPA") and the Federal Bureau of Investigation ("FBI"). According to a press release issued by the FBI in June 1992, areas under investigation include possible environmental violations, wire fraud, mail fraud and providing false information or concealment of information from Federal agencies in conjunction with construction of the pipeline. To date, no criminal charges have been filed and the Assistant U.S. Attorney in charge of the investigation has stated that he is not yet ready to meet with Iroquois' attorneys to discuss the specifics of the matter.

  As a general partner, Tennessee's subsidiary may be jointly and severally liable with the other partners for the liabilities of Iroquois. Tennessee has a contract to provide gas dispatching as well as post-construction field operation and maintenance services for the operator of Iroquois, but Tennessee is not the operator of Iroquois and is not an affiliate of the operator. Moreover, the foregoing proceedings and investigations have not affected pipeline operations. Based upon information available to Tenneco at March 4, 1994 concerning the above investigations and proceedings involving Iroquois, Tenneco believes that neither Tennessee nor any of its subsidiaries is the target of the investigation described above and that the ultimate resolution of these matters will not have a material adverse effect on the financial condition or results of operations of Tenneco Inc. and its consolidated subsidiaries.

  On August 2, 1993, the Department of Justice filed suit against Packaging Corporation of America ("PCA") in the Federal District Court for the Northern District of Indiana, alleging that wastewater from PCA's molded fibre products plant in Griffith, Indiana interfered with or damaged the Town of Griffith's municipal sewage pumping station on two occasions in 1991 and 1993, resulting in discharges by the Town of untreated wastewater into a river. PCA has denied responsibility for the Town's wastewater discharges. The violations alleged by the Department of Justice could result in the assessment of statutory penalties in excess of $100,000; however, the Company does not believe that its ultimate resolution will have a material adverse effect upon its consolidated financial condition or results of operations.

  Pryor Foundry, Inc. ("Pryor") has been advised that the EPA may seek to impose a fine upon Pryor in connection with discharges of water by its facility in Pryor, Oklahoma, without the necessary permit. The violations alleged by the EPA could result in the assessment of statutory penalties in excess of $100,000; however, the Company does not believe that its ultimate resolution will have a material adverse effect upon its consolidated financial condition or results of operations.

  At December 31, 1993, Tenneco has been designated as a potentially responsible party in 70 "Superfund" sites. With respect to its pro rata share of the remediation costs of certain sites, Tenneco is fully indemnified by third parties. With respect to certain other sites, Tenneco has sought to resolve its liability through payments to the other potentially responsible parties. For the remaining sites, Tenneco has estimated its share of the remediation costs to be between $12 million and $72 million or 0.4% to 2.3% of the total remediation costs for those sites and has provided reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, Tenneco's estimate of its share of remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that Tenneco could be required to pay in excess of its pro rata share of remediation costs. Tenneco's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in Tenneco's determination of its estimated liability. Tenneco believes that the costs associated with its current status as a potentially responsible party in the Superfund sites described above will have no material effect on the financial position or results of operations of Tenneco Inc. and its consolidated subsidiaries.

OTHER MATTERS

  In 1992, the FASB issued FAS No. 112 which requires employers to account for postemployment benefits for former or inactive employees after employment but before retirement on the accrual basis rather than the "pay-as-you-go" basis as at present, for fiscal years beginning after December 15, 1993. Tenneco will adopt the new standard as a one-time adjustment in the first quarter of 1994. Implementation of this new accounting method will result in a one-time charge of approximately $39 million, net of income taxes.

  On February 11, 1994, TERC, a subsidiary of the Company, announced the sale of original issue stock to Ruhrgas AG, through a transaction, certain terms of which are to be finalized by February 1995, resulting in dilution of the Company's ownership in that subsidiary from 100% to 80%. At the same time, Tenneco Gas entered into an agreement with the buyer to pursue joint opportunities in the European gas industry.

YEARS 1992 AND 1991

REVENUES

  Revenues for 1992 were $13.14 billion, down slightly from $13.42 billion in 1991. A decline in farm and construction equipment revenues, down $620 million due to weak construction and agricultural equipment markets, was substantially offset by increased revenues in all other divisions except natural gas pipelines where revenues were even with 1991. Packaging reported a $144 million increase in revenues driven by higher volumes in all segments. Revenues for automotive parts were up $107 million mainly due to increased sales in original equipment markets in North America. Revenues also increased for shipbuilding, up $49 million, and for chemicals, up $35 million compared to 1991.

INCOME (LOSS) BEFORE INTEREST EXPENSE AND INCOME TAXES (OPERATING INCOME OR
LOSS)

  Operating loss for 1992, which included the farm and construction equipment restructuring charges of $920 million, was $80 million, an improvement of $67 million over 1991. Excluding the restructuring charges in both periods and 1991 assets sales, operating income increased $742 million from 1991 to 1992. In the 1992 results, Tenneco recorded a comprehensive pre-tax restructuring charge of $920 million ($843 million after taxes or $5.85 per average common share) for the farm and construction equipment group. Included in the 1991 results was a $552 million pre-tax restructuring charge ($480 million after taxes or $3.91 per average common share). Also in 1991, assets were sold that resulted in a pre-tax gain of $307 million. Reference is made to Note 2 "Restructuring Costs" and Note 4 "Discontinued Operations, Disposition of Assets, and Extraordinary Loss" in the "Notes to Financial Statements" for additional information regarding these items.

  Natural gas pipelines' operating income for 1992 was $360 million compared with $296 million in 1991 (excluding a $265 million pre-tax gain on the fourth quarter 1991 sale of its natural gas liquids business). The 1991 operating income included a $30 million charge taken in the third quarter to cover future environmental costs estimated to be unrecoverable through rates, along with earnings of $19 million related to the natural gas liquids business that was sold. The improved earnings resulted from increased volumes (including those attributable to Kern River), higher rates on the pipeline system of Tennessee and effective cost control programs.

  Farm and construction equipment reported a 1992 operating loss of $260 million compared with a $618 million loss in 1991 excluding restructuring charges of $920 million and $461 million for 1992 and 1991, respectively. The $358 million improvement in 1992 results (excluding restructuring costs) came despite a

$620 million drop in revenues compared to the prior year. The decreased revenues were driven by lower volumes caused by the declining market conditions. The improvement in 1992 results was achieved because of the implementation of a new pricing strategy that resulted in increased operating margins ($250 million) and lower operating costs. Offsetting these improvements were lower earnings caused by the decreased sales volumes and severance costs for health care for early retirees recorded as a result of the adoption of FAS No. 106.

  Operating income for 1992 for automotive parts reached a record $230 million compared with $175 million in 1991. Both Walker exhaust and Monroe ride control operations achieved record results. Higher revenues, combined with aggressive cost management and an intense focus on cost of quality improvement programs, contributed to the higher 1992 earnings.

  Shipbuilding's 1992 operating income was $249 million compared with $225 million in 1991. The 11 percent increase in earnings came from improved performance in both the submarine construction and the overhaul businesses. Revenues increased slightly compared to the prior year. The increased earnings reflect the results of several management initiatives undertaken in 1992 which included headcount reductions and organizational changes that improved operating efficiencies, along with a strong focus on operating cost reductions including cost of quality improvement programs. The backlog at the shipyard at the end of 1992 was $4.7 billion compared with $6.6 billion at the end of 1991.

  Packaging posted operating income of $221 million in 1992, an increase of $124 million over the prior year (excluding a $42 million pre-tax gain from the 1991 sale of three short-line railroads). Revenues increased $144 million or 7 percent, driven by higher volumes in all businesses, without the benefit of linerboard price increases in 1992. All packaging businesses contributed to the record earnings. The improved containerboard earnings were driven by cost reduction programs and increased productivity in primary mills and container plants. Higher performance was achieved in the box business by improved productivity and increased volumes which were up 9 percent, more than twice the industry's 4.4 percent.

  Operating income for 1992 for chemicals improved to $72 million from $9 million in 1991 (excluding a 1991 restructuring charge of $79 million). This increase in earnings was the direct result of cost reductions and an improved mix of specialty products and productivity programs. Revenues increased $35 million from last year without the benefit of economic recovery in major markets around the world.

  Tenneco's other operations reported an operating loss of $32 million for 1992, down from a loss of $86 million in 1991 (excluding restructuring charges of $12 million). The improvement was primarily attributable to a 1991 provision of $50 million for settlement of litigation.

INTEREST EXPENSE

  Interest incurred declined $38 million, from $574 million in 1991 to $536 million in 1992, due primarily to lower debt levels. Interest capitalized decreased to $9 million in 1992 from $15 million in 1991 due to lower levels of capital spending. Finance charges (interest expense related to finance subsidiaries classified as an operating expense) were $364 million in 1992 versus $429 million in 1991. The lower expense was due to lower average debt levels combined with lower interest rates.

INCOME TAXES

  Income tax expense for 1992 was $76 million versus a tax benefit of $14 million reported for 1991. This change was driven by lower pre-tax losses in 1992 compared to 1991. The tax expense for 1992 included a benefit of $77 million related to restructuring, whereas 1991 results included a benefit of $72 million. Both 1991 and 1992 included pre-tax foreign operating losses for which no tax benefits were currently available. Such foreign operating losses may be available to offset future income in the respective foreign jurisdictions.

DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

  Income from discontinued operations in 1992 of $71 million, net of income tax expense of $46 million, or 50 cents per average common share, was attributable to the sales of Tenneco's minerals and pulp chemicals businesses. The sales of these businesses resulted in a $96 million gain, net of $45 million income tax expense, from the sale of the minerals business, and a $25 million loss from the sale of the pulp chemicals business (no tax effect). Net income for 1992 from minerals operations was $3 million, net of income tax expense of $3 million, and net loss from pulp chemicals operation was $3 million, net of a tax benefit of $2 million. The 1991 loss from discontinued operations of $40 million, net of a tax benefit of $26 million, or 32 cents per average common share, was attributable to a reserve established for litigation and claims primarily related to the 1988 sale of Tenneco's oil and gas businesses totaling $58 million, net of a tax benefit of $31 million, partially offset by net income from operations of the minerals and pulp chemicals businesses during 1991 of $18 million ($12 million for minerals and $6 million for pulp chemicals), net of income tax expense of $5 million ($1 million for minerals and $4 million for pulp chemicals).

  Extraordinary loss for 1992 of $12 million, net of tax benefit of $6 million, or 8 cents per average common share, was attributable to the redemption premium related to the prepayment of high interest-bearing long-term debt.

  Reference is made to Note 4 "Discontinued Operations, Disposition of Assets, and Extraordinary Loss" in the "Notes to Financial Statements" for additional information regarding these items.

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

  Effective January 1, 1992, Tenneco elected early adoption of FAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, for its domestic operations and FAS No. 109, Accounting for Income Taxes. Both standards were adopted using the cumulative catch-up method. As a result of the adoption of these two statements, the 1992 Statement of Income (Loss) includes an after-tax charge of $699 million, or $4.86 per average common share, for the cumulative effect of the accounting changes consisting of $414 million, or $2.88 per average common share, for FAS No. 106, and $285 million, or $1.98 per average common share, for FAS No. 109. Reference is made to Note 1 in the "Summary of Accounting Policies--Changes in Accounting Principles" for further information.

EARNINGS (LOSS) PER AVERAGE COMMON SHARE

  Loss from continuing operations for 1992 was $683 million, or $4.85 per average common share after preferred dividends, compared with a loss from continuing operations of $692 million, or $5.77 per average common share after preferred dividends in 1991. Net loss to common stock was $1.34 billion, or $9.29 per average common share in 1992 versus a net loss to common stock of $748 million, or $6.09 per average common share in the prior year. Included in 1992 was income from discontinued operations of $71 million, or 50 cents per average common share, the extraordinary loss of $12 million, or 8 cents per average common share, and the charge of $699 million, or $4.86 per average common share relating to the cumulative effect of changes in accounting principles. The 1992 loss from continuing operations of $4.85 per average common share included an after-tax restructuring charge of $5.85 per average common share and the 1991 loss from continuing operations of $5.77 per share included an after-tax restructuring charge of $3.91 per average common share. Loss from discontinued operations in 1991 was $40 million, or 32 cents per average common share. Preferred stock dividends were $16 million for each of the years 1992 and 1991.

  Average shares outstanding used for the calculation of earnings per average share for 1992 were 144.1 million compared to 122.8 million in 1991. The increase was primarily attributable to the December 1991 issuance of 17.9 million Depositary Shares representing 8.9 million shares of Series A preferred stock. The remaining increase was the result of treasury shares sold in a public offering to fund employee benefit plans in 1992 along with 1.4 million treasury shares issued in December 1991 in a public offering.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities was $929 million for the year 1992 compared to $950 million for 1991, a decrease of $21 million including discontinued operations. Excluding the discontinued operations, there was an improvement of $145 million. This improvement was due primarily to a substantial decrease in long-term notes and receivables partially offset by the tax payment associated with the completion of long-term shipbuilding contracts. The decrease in long-term notes and receivables was due to the sale of $552 million of Case retail receivables through an asset backed securitization in December 1992. The changes in working capital and other were driven by restructuring charges recorded in both 1992 and 1991. For the year 1992 working capital decreased $409 million. This was driven by lower receivables and inventories of farm and construction equipment primarily generated from lower production levels in 1992 compared to 1991. The $596 million of the adjustments included in the "Other" category includes $779 million of restructuring measures, offset by $183 million of miscellaneous non-restructuring items, none of which is significant. The restructuring charge had no impact on cash flows in 1992. The $779 million of adjustments included in the "Other" category is comprised of a $340 million reduction of net property, plant and equipment, a $39 million reduction of intangibles and other assets, a $24 million adjustment to other accounts, and the establishment of a $376 million restructuring reserve included in "Deferred Credits and Other Liabilities" on the Balance Sheet as disclosed in Note 2 to the Financial Statements.

  Net cash provided by investing activities was $105 million for 1992 compared to cash used of $660 million in 1991. This improvement was due primarily to the proceeds from the sale of Tenneco's minerals and pulp chemical operations, lower capital expenditures ($299 million, which includes $122 million from discontinued operations) and lower expenditures for investments.

  Expenditures for plant, property and equipment from continuing operations for 1992 were $569 million compared to $746 million for 1991. This reduction affected all divisions and was part of Tenneco's continuing restructuring program initiated in 1991. The major decreases associated with continuing operations were incurred by farm and construction equipment ($44 million), packaging ($30 million) and shipbuilding ($29 million).

  Capitalization totaled $9.78 billion at year-end 1992 which was down $2.66 billion from year-end 1991. The ratio of total debt to capitalization increased from 74.7 percent to 82.8 percent. The total debt to capitalization ratio at year-end 1992, including the market value of the SECT shares, was 78.8 percent. The major changes in capitalization were a reduction in total debt of $1.19 billion and a decrease in stockholders' equity of $1.44 billion. The decrease in stockholders' equity was primarily due to the Case Restructuring Program and the adoption of the changes in accounting principles.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 INDEX TO FINANCIAL STATEMENTS OF TENNECO INC.
                         AND CONSOLIDATED SUBSIDIARIES

                                                                           PAGE
                                                                           ----
Report of independent public accountants..................................  37
Statements of income (loss) for each of the three years in the period ended December 31, 1993..................................................  38
Balance sheets--December 31, 1993 and 1992................................  40
Statements of cash flows for each of the three years in the period ended
 December 31, 1993........................................................  42
Statements of changes in stockholders' equity for each of the three years in the period ended December 31, 1993....................................  44
Notes to financial statements.............................................  45

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tenneco Inc.:

  We have audited the accompanying balance sheets of Tenneco Inc. (a Delaware corporation) and consolidated subsidiaries as of December 31, 1993 and 1992, and the related statements of income (loss), cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of Tenneco's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tenneco Inc. and consolidated subsidiaries as of December 31, 1993 and 1992, and the results of their operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the financial statements, effective January 1, 1992, Tenneco changed its methods of accounting for income taxes and postretirement benefits other than pensions.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the index to Item 14 relating to Tenneco Inc. and consolidated subsidiaries are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements of Tenneco Inc. and consolidated subsidiaries taken as a whole.

                                          Arthur Andersen & Co.

Houston, Texas
February 14, 1994

STATEMENTS OF INCOME (LOSS)

                                                                                         Tenneco Inc. and Consolidated Subsidiaries
                                                                                         -------------------------------------------
Years Ended December 31 (Millions Except Share Amounts)                                        1993          1992          1991
- ------------------------------------------------------------------------------------------------------------------------------------
Revenues
Net sales and operating revenues-
 Natural gas pipelines                                                                    $      2,862  $      2,183  $       2,183
 Farm and construction equipment                                                                 3,748         3,829          4,449
 Automotive parts                                                                                1,839         1,808          1,701
 Shipbuilding                                                                                    1,861         2,265          2,216
 Packaging                                                                                       2,042         2,078          1,934
 Chemicals                                                                                         914           951            916
 Other                                                                                             (11)           25             20
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                13,255        13,139         13,419
- ------------------------------------------------------------------------------------------------------------------------------------
Other income-
 Interest income                                                                                   277           358            373
 Equity in net income-Tenneco Finance                                                                -             -              -
 Gain on sale of businesses and assets, net                                                        118             5            303
 Other income, net                                                                                  82            58             47
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                13,732        13,560         14,142
- ------------------------------------------------------------------------------------------------------------------------------------
Costs and Expenses
Cost of sales (exclusive of depreciation shown below)                                            8,296         8,806          9,562
Operating expenses                                                                               2,269         1,637          1,573
Selling, general and administrative                                                              1,235         1,361          1,647
Finance charges-Tenneco Finance                                                                    254           364            429
Depreciation, depletion and amortization                                                           509           552            526
Restructuring costs                                                                                  -           920            552
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                12,563        13,640         14,289
- ------------------------------------------------------------------------------------------------------------------------------------
Income
Income (loss) before interest expense and income taxes                                           1,169           (80)          (147)
Interest expense (net of interest capitalized)                                                     460           527            559
- ------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                                                  709          (607)          (706)
Income tax expense (benefit)                                                                       258            76            (14)
- ------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                                           451          (683)          (692)
Income (loss) from discontinued operations, net of income tax                                        -            71            (40)
- ------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary loss                                                            451          (612)          (732)
Extraordinary loss, net of income tax                                                              (25)          (12)             -
- ------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of changes
 in accounting principles                                                                          426          (624)          (732)
Cumulative effect of changes in accounting principles,
 net of income tax                                                                                   -          (699)             -
- ------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                                  426        (1,323)          (732)
Preferred stock dividends                                                                           14            16             16
- ------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) to common stock                                                         $        412  $     (1,339)  $       (748)
- ------------------------------------------------------------------------------------------------------------------------------------
Per Share
Average number of shares of common stock outstanding                                       168,772,852   144,110,151    122,777,910
Earnings (loss) per average share of common stock:
 Continuing operations                                                                    $       2.59  $      (4.85)  $      (5.77)
 Discontinued operations                                                                             -           .50           (.32)
 Extraordinary loss                                                                               (.15)         (.08)             -
 Cumulative effect of changes in accounting principles                                               -         (4.86)             -
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                          $       2.44  $      (9.29) $       (6.09)
- ------------------------------------------------------------------------------------------------------------------------------------
Cash dividends per share of common stock                                                  $       1.60  $       1.60  $        2.80
- ------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes to financial statements are an integral part of these statements of income (loss).
Reference is made to Note 1 for definitions of "Tenneco Industrial" and "Tenneco
 Finance."

                                                                 Tenneco Industrial               Tenneco Finance
- ---------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31 (Millions Except Share Amounts)        1993      1992      1991           1993   1992   1991
- ---------------------------------------------------------------------------------------------------------------------------------
Revenues
Net sales and operating revenues-
 Natural gas pipelines                                      $  2,862   $  2,183   $ 2,183         $  -   $  -   $  -
 Farm and construction equipment                               3,748      3,829     4,449            -      -      -
 Automotive parts                                              1,839      1,808     1,701            -      -      -
 Shipbuilding                                                  1,861      2,265     2,216            -      -      -
 Packaging                                                     2,042      2,078     1,934            -      -      -
 Chemicals                                                       914        951       916            -      -      -
 Other                                                           (11)        25        20            -      -      -
- -----------------------------------------------------------------------------------------------------------------------------------
                                                              13,255     13,139    13,419            -      -      -
- -----------------------------------------------------------------------------------------------------------------------------------
Other income-
 Interest income                                                  46         62        57          494    675    739
 Equity in net income-Tenneco Finance                            106        132       124            -      -      -
 Gain on sale of businesses and assets, net                      118          5       303            -      -      -
 Other income, net                                                95         67        53            6      6      7
- -----------------------------------------------------------------------------------------------------------------------------------
                                                              13,620     13,405    13,956          500    681    746
- -----------------------------------------------------------------------------------------------------------------------------------
Costs and Expenses
Cost of sales (exclusive of depreciation shown below)          8,302      8,811     9,568            -      -      -
Operating expenses                                             2,266      1,627     1,558           10     16     17
Selling, general and administrative                            1,383      1,542     1,846           10      7     13
Finance charges-Tenneco Finance                                    -         -         -           275    379    441
Depreciation, depletion and amortization                         507        550       524            2      2      2
Restructuring costs                                                -        920       552            -      -      -
- -----------------------------------------------------------------------------------------------------------------------------------
                                                              12,458     13,450    14,048          297    404    473
- -----------------------------------------------------------------------------------------------------------------------------------
Income
Income (loss) before interest expense and income taxes         1,162        (45)      (92)         203    277    273
Interest expense (net of interest capitalized)                   526        649       689           24     58     74
- -----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                636       (694)     (781)         179    219    199
Income tax expense (benefit)                                     185        (11)      (89)          73     87     75
- -----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                         451       (683)     (692)         106    132    124
Income (loss) from discontinued operations, net of income tax      -         71       (40)           -      -      -
- -----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary loss                          451       (612)     (732)         106    132    124
Extrarodinary loss, net of income tax                            (25)       (12)        _           (1)     _      _
- -----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of changes
 in accounting principles                                        426       (624)     (732)         105    132    124
Cumulative effect of changes in accounting principles,
 net of income tax                                                 _       (699)        _            _     (6)     _
- -----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                426     (1,323)     (732)         105    126    124
Preferred stock dividends                                         14         16        16            _      _      _
- ------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) to common stock                            $   412   $ (1,339)  $  (748)       $ 105  $ 126  $ 124
- ------------------------------------------------------------------------------------------------------------------------------------


BALANCE SHEETS

                                                                                        Tenneco Inc. and Consolidated Subsidiaries
                                                                     -------------------------------------------------------------
December 31 (Millions)                                                                                         1993       1992
- ----------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
 Cash and temporary cash investments                                                                         $   218      $   111
 Receivables-
   Customer notes and accounts (net)                                                                           2,669        3,275
   Affiliated companies                                                                                            -            -
   Gas transportation and exchange                                                                               228          342
   Other                                                                                                         274          187
 Inventories                                                                                                   1,581        1,774
 Deferred income taxes                                                                                            61          175
 Prepayments and other                                                                                           386          419
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               5,417        6,283
- ----------------------------------------------------------------------------------------------------------------------------------
Investments and other assets:
 Investment in affiliated companies                                                                              470          581
 Other investments, at cost                                                                                       58          105
 Long-term notes and other receivables (net)                                                                   1,961        2,336
 Investment in subsidiaries in excess of net assets at
  date of acquisition, less amortization                                                                         422          434
 Deferred income taxes                                                                                            38            -
 Other                                                                                                         1,327        1,133
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               4,276        4,589
- ----------------------------------------------------------------------------------------------------------------------------------
Plant, property and equipment, at cost                                                                        12,115       12,100
 Less-Reserves for depreciation, depletion and amortization                                                    6,435        6,388
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               5,680        5,712
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             $15,373      $16,584
- ----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
 Short-term debt (including current maturities on long-term debt)                                            $ 1,274      $ 1,696
 Payables-
   Trade                                                                                                       1,337        1,405
   Affiliated companies                                                                                            -            -
   Gas transportation and exchange                                                                               136          243
 Taxes accrued                                                                                                   158          237
 Interest accrued                                                                                                154          201
 Restructuring liability                                                                                         223          298
 Natural gas pipeline revenue reservation                                                                        291          156
 Other                                                                                                         1,337        1,444
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               4,910        5,680
- ----------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                                 4,799        6,400
- ----------------------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                                          1,225        1,186
- ----------------------------------------------------------------------------------------------------------------------------------
Deferred credits and other liabilities                                                                         1,522        1,632
- ----------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest                                                                                                153          165
- ----------------------------------------------------------------------------------------------------------------------------------
Preferred stock with mandatory redemption provisions                                                             163          191
- ----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
 Series A preferred stock                                                                                          9            9
 Common stock                                                                                                    870          752
 Stock Employee Compensation Trust (common stock held in trust)                                                 (499)        (488)
 Premium on common stock and other capital surplus                                                             3,714        2,637
 Cumulative translation adjustments                                                                             (303)        (230)
 Retained earnings (accumulated deficit)                                                                        (980)      (1,082)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               2,811        1,598
 Less-Shares held as treasury stock, at cost                                                                     210          268
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               2,601        1,330
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             $15,373      $16,584
- ----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes to financial statements are an integral part of these balance sheets.
Reference is made to Note 1 for definitions of "Tenneco Industrial" and "Tenneco Finance."

                                                                                 Tenneco Industrial            Tenneco Finance
                                                                   -------------------------------------------------------------
December 31 (Millions)                                                           1993         1992             1993        1992
- --------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
 Cash and temporary cash investments                                            $   213      $   102           $    5      $    9
 Receivables-
   Customer notes and accounts (net)                                                561          704            2,098       2,555
   Affiliated companies                                                              57           27              371         589
   Gas transportation and exchange                                                  228          342                -           -
   Other                                                                            259          153               15          35
 Inventories                                                                      1,581        1,774                -           -
 Deferred income taxes                                                               40          165               21          10
 Prepayments and other                                                              393          417                3          16
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                  3,332        3,684            2,513       3,214
- ----------------------------------------------------------------------------------------------------------------------------------
Investments and other assets:
 Investment in affiliated companies                                               1,526        1,545                -           -
 Other investments, at cost                                                          53          100                5           5
 Long-term notes and other receivables (net)                                        243          187            1,722       2,110
 Investment in subsidiaries in excess of net assets at
  date of acquisition, less amortization                                            422          434                -           -
 Deferred income taxes                                                               38            -                -           -
 Other                                                                            1,372        1,158                7          63
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                  3,654        3,424            1,734       2,178
- ----------------------------------------------------------------------------------------------------------------------------------
Plant, property and equipment, at cost                                           12,046       12,029               69          71
 Less-Reserves for depreciation, depletion and amortization                       6,419        6,373               16          15
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                  5,627        5,656               53          56
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                $12,613      $12,764          $ 4,300     $ 5,448
- ----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
 Short-term debt (including current maturities on long-term debt                $   179      $   364           $1,382      $1,652
 Payables-
   Trade                                                                          1,334        1,398                3           7
   Affiliated companies                                                             129          272               11          23
   Gas transportation and exchange                                                  136          243                -           -
 Taxes accrued                                                                      132          208               26          29
 Interest accrued                                                                   102          132               52          69
 Restructuring liability                                                            223          298                -           -
 Natural gas pipeline revenue reservation                                           291          156                -           -
 Other                                                                            1,276        1,369                61         75
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                  3,802        4,440             1,535      1,855
- ----------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                    3,143        3,825             1,710      2,623
- ----------------------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                             1,227        1,181                (2)         5
- ----------------------------------------------------------------------------------------------------------------------------------
Deferred credits and other liabilities                                            1,524        1,632                 1          1
- ----------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest                                                                   153          165                 -          -
- ----------------------------------------------------------------------------------------------------------------------------------
Preferred stock with mandatory redemption provisions                                163          191                 -          -
- ----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
 Series A preferred stock                                                             9            9                 -          -
 Common stock                                                                       870          752               317        314
 Stock Employee Compensation Trust (common stock held in trust)                    (499)        (488)                -          -
 Premium on common stock and other capital surplus                                3,714        2,637               268        267
 Cumulative translation adjustments                                                (303)        (230)               (8)        (2)
 Retained earnings (accumulated deficit)                                           (980)      (1,082)              479        385
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                  2,811        1,598             1,056        964
 Less-Shares held as treasury stock, at cost                                        210          268                 -          -
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                  2,601        1,330             1,056        964
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                $12,613      $12,764            $4,300     $5,448
- ----------------------------------------------------------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS

                                                                                        Tenneco Inc. and Consolidated Subsidiaries
                                                                                       --------------------------------------------
Years Ended December 31 (Millions)                                                               1993        1992       1991
- -----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Income (loss) from continuing operations                                                      $   451     $  (683)    $  (692)
Adjustments to reconcile income (loss) from continuing operations to cash provided by continuing operations-
  Depreciation, depletion and amortization                                                        509         552         526
  Deferred income taxes                                                                           107        (512)       (127)
  Gain on sale of businesses and assets, net                                                     (118)         (5)       (303)
  Changes in components of working capital-
   (Increase) decrease in receivables                                                             481         138         625
   (Increase) decrease in inventories                                                             103         290         303
   (Increase) decrease in prepayments and
     other current assets                                                                          21          (5)        (10)
   Increase (decrease) in payables                                                               (153)       (144)       (226)
   Increase (decrease) in taxes accrued                                                           (56)         26          (5)
   Increase (decrease) in interest accrued                                                        (46)        (19)         48
   Increase (decrease) in restructuring liability                                                 (76)        (94)        446
   Increase (decrease) in natural gas pipeline revenue reservation                                136         144           -
   Increase (decrease) in other current liabilities                                                29          73         370
 (Increase) decrease in long-term notes and receivables                                           440         580         (29)
 Take-or-pay (refunds to customers) recoupments, net                                              (34)         92         127
 Other                                                                                           (121)        596        (169)
- -------------------------------------------------------------------------------------------------------------------------------
   Cash provided by continuing operations                                                       1,673       1,029         884
   Cash provided (used) by discontinued operations                                                (58)       (100)         66
- -------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                       1,615         929         950
- -------------------------------------------------------------------------------------------------------------------------------
Investing Activities
Net proceeds (expenditures) related to the sale
 of discontinued operations                                                                       (54)        609         (29)
Proceeds from sale of businesses and assets                                                       266         141         451
Expenditures for plant, property and equipment-
 Continuing operations                                                                           (587)       (569)       (746)
 Discontinued operations                                                                            -         (26)       (148)
Acquisitions of businesses                                                                        (14)        (10)        (51)
Investments and other                                                                              51         (40)       (137)
- -------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                                                 (338)        105        (660)
- -------------------------------------------------------------------------------------------------------------------------------
Financing Activities
Issuance of common, treasury and SECT shares                                                    1,215         318           -
Purchase of common stock                                                                           (7)         (3)         (1)
Issuance of Series A preferred stock                                                                -           -         512
Issuance of equity securities by a subsidiary                                                       -           -         140
Redemption of preferred stock                                                                     (30)         (6)        (10)
Issuance of long-term debt                                                                          3       1,075       1,595
Retirement of long-term debt                                                                   (2,019)     (1,206)       (704)
Net increase (decrease) in short-term debt
excluding current maturities on long-term debt                                                    (21)     (1,048)     (1,382)
Dividends (common and preferred)                                                                 (307)       (266)       (355)
- -------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                               (1,166)     (1,136)       (205)
- -------------------------------------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash and temporary
 cash investments                                                                                  (4)        (18)         (1)
- -------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and temporary cash investments                                    $   107     $  (120)    $    84
Cash and temporary cash investments, January 1                                                    111         231         147
- -------------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments, December 31 (Note)                                       $   218     $   111     $   231
- -------------------------------------------------------------------------------------------------------------------------------
Cash paid during the year for interest                                                        $   759     $   926     $   986
Cash paid during the year for income taxes (net of refunds)                                   $   349     $   729     $   131
- -------------------------------------------------------------------------------------------------------------------------------

The accompanying notes to financial statements are an integral part of these statements of cash flows.
Reference is made to Note 1 for definitions of "Tenneco Industrial" and "Tenneco Finance."

Note: Cash and temporary cash investments include highly liquid investments with maturity of three months or less at date of purchase.

                                                                         Tenneco Industrial                  Tenneco Finance
                                                                  -----------------------------------------------------------------
Years Ended December 31 (Millions)                                    1993      1992      1991          1993      1992      1991
- -----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Income (loss) from continuing operations                            $   451    $(683)   $(692)        $   106    $  132     $ 124
Adjustments to reconcile income (loss) from continuing operations to cash provided by continuing operations-
  Depreciation, depletion and amortization                              507      550      524               2         2        2
  Deferred income taxes                                                 113     (506)    (121)             (6)       (6)      (6)
  Gain on sale of businesses and assets, net                           (118)      (5)    (303)              -         -        -
  Changes in components of working capital-
   (Increase) decrease in receivables                                    68     (157)     342             612       406       289
   (Increase) decrease in inventories                                   103      290      256               -         -        47
   (Increase) decrease in prepayments and
     other current assets                                                13        6      (14)             13       (10)        7
   Increase (decrease) in payables                                     (301)    (243)    (178)             (7)       27       (46)
   Increase (decrease) in taxes accrued                                 (45)      40       (6)            (11)      (14)        1
   Increase (decrease) in interest accrued                              (29)      11       25             (17)      (30)       23
   Increase (decrease) in restructuring liability                       (76)     (94)     446               -         -         -
   Increase (decrease) in natural gas pipeline revenue reservation      136      144        -               -         -         -
   Increase (decrease) in other current liabilities                      36       47      381              (6)       26       (11)
 (Increase) decrease in long-term notes and receivables                  (1)      (2)      (7)            405       566        19
 Take-or-pay (refunds to customers) recoupments, net                    (34)      92      127               -         -         -
 Other                                                                 (150)     627     (247)            (30)      (52)        4
- -----------------------------------------------------------------------------------------------------------------------------------
   Cash provided by continuing operations                               673      117      533           1,061     1,047       453
   Cash provided (used) by discontinued operations                      (58)    (100)      66               -         -         -
- -----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                               615       17      599           1,061     1,047       453
- -----------------------------------------------------------------------------------------------------------------------------------
Investing Activities
Net proceeds (expenditures) related to the sale
 of discontinued operations                                             (54)     653      (29)              -         -         -
Proceeds from sale of businesses and assets                             266      141      451               -         -         -
Expenditures for plant, property and equipment-
 Continuing operations                                                 (587)    (569)    (746)              -         -         -
 Discontinued operations                                                  -      (26)    (148)              -         -         -
Acquisitions of businesses                                              (14)     (10)     (26)              -         -       (25)
Investments and other                                                    (7)     (30)    (157)             59       (61)      (48)
- -----------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                       (396)     159     (655)             59       (61)      (73)
- -----------------------------------------------------------------------------------------------------------------------------------
Financing Activities
Issuance of common, treasury and SECT shares                          1,215      318        -               9         -         -
Purchase of common stock                                                 (7)      (3)      (1)              -         -         -
Issuance of Series A preferred stock                                      -        -      512               -         -         -
Issuance of equity securities by a subsidiary                             -        -      140               -         -         -
Redemption of preferred stock                                           (30)      (6)     (10)              -         -         -
Issuance of long-term debt                                                9      950      702              11       125       895
Retirement of long-term debt                                         (1,264)    (721)    (104)           (785)     (492)     (611)
Net increase (decrease) in short-term debt
 excluding current maturities on long-term debt                         277     (545)    (708)           (348)     (519)     (648)
Dividends (common and preferred)                                       (307)    (266)    (355)             (8)     (105)      (51)
- -----------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                       (107)    (273)     176          (1,121)     (991)     (415)
- -----------------------------------------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash and temporary
 cash investments                                                        (1)      (8)      (1)             (3)      (10)        -
- -----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and temporary cash investments           $  111    $(105)   $ 119         $    (4)   $  (15)    $ (35)
Cash and temporary cash investments, January 1                          102      207       88               9        24        59
- -----------------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments, December 31 (Note)              $  213    $ 102    $ 207         $     5    $    9     $  24
- -----------------------------------------------------------------------------------------------------------------------------------
Cash paid during the year for interest                               $  596    $ 702    $ 758         $   316    $  467     $ 492
Cash paid during the year for income taxes (net of refunds)          $  273    $ 635    $  87         $    76    $   94     $  44
- -----------------------------------------------------------------------------------------------------------------------------------

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                         Tenneco Inc. and Consolidated Subsidiaries
                                            --------------------------------------------------------------------
Years Ended December 31                              1993                  1992                   1991
                                            --------------------   --------------------   ----------------------
(Millions Except Share Amounts)               Shares      Amount     Shares      Amount     Shares       Amount
- -----------------------------------------------------------------------------------------------------------------
Series A Preferred Stock
Balance January 1                             8,935,175   $     9     8,935,175   $     9             -   $    -
 Shares issued                                        -         -             -         -     8,935,175        9
- -----------------------------------------------------------------------------------------------------------------
Balance December 31                           8,935,175         9     8,935,175         9     8,935,175        9
- -----------------------------------------------------------------------------------------------------------------
Common Stock
Balance January 1                           150,300,224       752   149,831,446       749   149,286,713      747
 Issued to retire debt                       23,500,000       117             -         -             -        -
 Issued pursuant to benefit plans               151,678         1       468,114         3       487,820        2
 Other                                            1,110         -           664         -        56,913        -
- -----------------------------------------------------------------------------------------------------------------
Balance December 31                         173,953,012       870   150,300,224       752   149,831,446      749
- -----------------------------------------------------------------------------------------------------------------
Stock Employee Compensation Trust (SECT)
Balance January 1                                            (488)                      -                      -
 Establishment of SECT                                          -                    (432)                     -
 Shares issued                                                119                       -                      -
 Adjustment to market value                                  (130)                    (56)                     -
- -----------------------------------------------------------------------------------------------------------------
Balance December 31                                          (499)                   (488)                     -
- -----------------------------------------------------------------------------------------------------------------
Premium on Common Stock and
Other Capital Surplus
Balance January 1                                           2,637                   2,841                  2,345
 Premium on common stock issued
  to retire debt                                              935                       -                      -
 Premium on common stock issued
  pursuant to benefit plans                                     6                      15                     20
 Premium on Series A preferred stock                            -                       -                    503
 Loss on issuance of treasury stock                            (3)                   (112)                   (26)
 Loss on shares issued by SECT                                 (6)                      -                      -
 Cost less market value of treasury
  shares issued to SECT                                         -                    (177)                     -
 Dividends on shares held by SECT                              17                       5                      -
 Adjustment of SECT to market value                           130                      56                      -
 Deferred compensation related
  to the Restricted Stock Plan
  (net of amortization)                                        (2)                      9                     (1)
- -----------------------------------------------------------------------------------------------------------------
Balance December 31                                         3,714                   2,637                  2,841
- -----------------------------------------------------------------------------------------------------------------
Cumulative Translation Adjustments
Balance January 1                                            (230)                    (24)                    52
 Translation of foreign currency
  statements                                                  (78)                   (236)                   (91)
 Hedges of net investment in foreign
  subsidiaries (net of income taxes)                            5                      30                     15
- -----------------------------------------------------------------------------------------------------------------
Balance December 31                                          (303)                   (230)                   (24)
- -----------------------------------------------------------------------------------------------------------------
Retained Earnings (Accumulated Deficit)
Balance January 1                                          (1,082)                    515                  1,605
 Net income (loss)                                            426                  (1,323)                  (732)
 Dividends-
   Preferred stock                                            (11)                    (13)                   (13)
   Series A preferred stock                                   (50)                    (51)                     -
   Common stock                                              (260)                   (207)                  (342)
 Accretion of excess of redemption
  value of preferred stock over
  fair value at date of issue                                  (3)                     (3)                    (3)
- -----------------------------------------------------------------------------------------------------------------
Balance December 31                                          (980)                 (1,082)                   515
- -----------------------------------------------------------------------------------------------------------------
Less-Common Stock Held
as Treasury Stock, at Cost
Balance January 1                             5,323,912       268    25,990,390     1,316    27,301,445    1,382
 Shares acquired                                234,434        12       150,123         7        90,945        5
 Shares issued to SECT                                -         -   (12,000,000)     (607)           -         -
 Shares issued pursuant to benefit
  and dividend reinvestment plans            (1,391,511)      (70)   (8,356,389)     (425)      (2,000)        -
 Shares issued for acquisition                        -         -      (460,212)      (23)           -         -
 Shares issued for litigation settlement              -         -             -         -   (1,400,000)      (71)
- -----------------------------------------------------------------------------------------------------------------
Balance December 31                           4,166,835       210     5,323,912       268   25,990,390     1,316
- -----------------------------------------------------------------------------------------------------------------
 Total                                                     $2,601                 $ 1,330                 $2,774
- -----------------------------------------------------------------------------------------------------------------

The accompanying notes to financial statements are an integral part of these statements of changes in stockholders' equity.

NOTES TO FINANCIAL STATEMENTS

1. Summary of Accounting Policies

Consolidation and Presentation

   The financial statements of Tenneco Inc. and consolidated subsidiaries ("Tenneco") include all majority-owned subsidiaries including wholly-owned finance subsidiaries. Companies in which at least a 20% to a 50% voting interest is owned are carried at cost plus equity in undistributed earnings since date of acquisition and cumulative translation adjustments. At December 31, 1993, equity in undistributed earnings (losses) and cumulative translation adjustments amounted to $(57) million and $(10) million, respectively; at December 31, 1992, the corresponding amounts were $(73) million and $(3) million, respectively.

   The accompanying financial statements also include, on a separate and supplemental basis, the combination of Tenneco's industrial companies and finance companies as follows:

   Tenneco Industrial-The financial information captioned "Tenneco Industrial" reflects the consolidation of all majority-owned subsidiaries except for the finance subsidiaries. The finance operations have been included using the equity method of accounting whereby the net income and net assets of these companies are reflected, respectively, in the income statement caption, "Equity in net income-Tenneco Finance," and in the balance sheet caption, "Investment in affiliated companies."

   Tenneco Finance-The financial information captioned "Tenneco Finance" reflects the combination of Tenneco's wholly-owned finance subsidiaries.

   All significant intercompany transactions, including activity within and between the "Tenneco Industrial" and "Tenneco Finance" business units, have been eliminated.

Environmental Liabilities

   Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. All available evidence is considered including prior experience in remediation of contaminated sites, other companies' clean-up experience, and data released by the Environmental Protection Agency or other organizations. These liabilities are included in the balance sheet at their undiscounted amounts. Recoveries are evaluated separately from the liability and, if appropriate, are recorded separately from the associated liability in the financial statements.

   For further information on this subject, reference is made to Note 16, "Commitments and Contingencies-Environmental Matters" and to Management's Discussion and Analysis of Financial Condition and Results of Operations.

Depreciation and Amortization

   Depreciation of Tenneco's properties is provided on a straight-line basis in amounts which, in the opinion of management, are adequate to allocate the cost of properties over their estimated useful lives.

   The excess of investment in subsidiaries over net assets at date of acquisition is being amortized over a 40-year period. Such amortization relative to continuing operations amounted to $16 million, $14 million and $13 million for 1993, 1992 and 1991, respectively, and is included in the income statement caption, "Other income, net."

Revenue Recognition

   Newport News Shipbuilding and Dry Dock Company ("Newport News"), a subsidiary, reports profits on its long-term shipbuilding contracts on the percentage-of-completion method of accounting, determined on the basis of total costs incurred to date to estimated final total costs. Losses on contracts are reported when first estimated. The performance of contracts usually extends over several years, requiring periodic reviews and revisions of estimated final contract prices and costs during the term of the contracts. The effect of these revisions is included in income in the period the revisions are made.

   Sales by the Farm and construction equipment segment to independent dealers are recorded at the time of shipment to those dealers. Sales through company-owned retail stores are recorded at the time of sale to retail customers. The Farm and construction equipment segment grants certain sales incentives to stimulate sales of the farm and construction equipment products to retail customers. The expense for such incentive programs is recorded at the time of sale.

   Tenneco's other divisions recognize revenue on the accrual method when title passes to the customer or when the service is performed.

Changes in Accounting Principles

   Tenneco elected early adoption of Statement of Financial Accounting Standards ("FAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its domestic operations and FAS No. 109, "Accounting for Income Taxes." Both standards were adopted effective January 1, 1992, using the cumulative catch-up method.

   Under FAS No. 106, Tenneco is required to accrue the estimated costs of retiree benefits other than pensions (primarily health care benefits and life insurance) during the employees' active service period. Prior to 1992, Tenneco expensed the cost of these benefits as medical and insurance claims were paid. Tenneco expects to adopt the new standard for its non-U.S. plans in the first quarter of 1995 and estimates that the adoption will reduce pre-tax income by approximately $20 million.

   The adoption of FAS No. 109 changed Tenneco's method of accounting for income taxes from the deferred method to the liability method. The liability method requires the recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities.

   In 1992, Tenneco recorded an after-tax charge of $699 million or $4.86 per average common share for the cumulative effect of the accounting changes consisting of $414 million or $2.88 per share for FAS No. 106 and $285 million or $1.98 per share for FAS No. 109. Reference is made to Note 10, "Income Taxes," and Note 13, "Postretirement and Postemployment Benefits," for further information regarding these changes.

Inventories

   At December 31, 1993 and 1992, inventory by major classification was as follows:

(Millions)                                                  1993    1992
- ---------------------------------------------------------------------------
Finished goods                                             $  918  $1,080
Work in process                                               163     155
Long-term contracts in progress, less progress billings        66     113
Raw materials                                                 281     265
Materials and supplies                                        153     161
- ---------------------------------------------------------------------------
                                                           $1,581  $1,774
- ---------------------------------------------------------------------------

   Inventories generally are valued at the lower of cost (determined on the "first-in, first-out" or "average" methods) or market based on estimated realizable value.

Notes Receivable

   Short-term notes receivable of $1,359 million and $1,921 million were outstanding at December 31, 1993 and 1992, respectively, of which $1,299 million and $1,853 million, respectively, related to Tenneco Finance. These notes receivable are presented net of unearned finance charges of $96 million and $182 million at December 31, 1993 and 1992, respectively, which related principally to Tenneco Finance. At December 31, 1993 and 1992, unearned finance charges related to long-term notes and other receivables were $139million and $174 million, respectively, which related principally to Tenneco Finance.

Allowance for Doubtful Accounts and Notes Receivable

   At December 31, 1993 and 1992, the allowance for doubtful accounts and notes receivable was $129 million and $119 million, respectively, of which $42 million and $49 million, respectively, related to Tenneco Finance.

Restrictions on the Payment of Dividends by Subsidiaries

   At December 31, 1993, Tennessee Gas Pipeline Company ("Tennessee") and Tenneco Credit Corporation ("TCC"), both wholly-owned consolidated subsidiaries, had retained earnings of $3,150 million and $299 million, respectively, of which $681 million and $129 million, respectively, were contractually restricted as to the payment of dividends. The restrictions for Tennessee are contained in indentures under which certain of its notes and debentures have been issued. The TCC restrictions are contained in the investment agreement between TCC and Tenneco Inc. which was entered into in support of various loan agreements of TCC.

   Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding the payment of dividends by Tenneco Inc.

Reclassifications

   Prior years' financial statements have been reclassified to conform to 1993 presentations.

2. Restructuring Costs

   During 1991, Tenneco identified restructuring measures which resulted in a pre-tax restructuring charge of $552 million ($480 million after tax or $3.91 per average common share) which was recorded as part of continuing operations. The charge reflected estimated costs of $287 million attributable to an 8,000 personnel reduction program; $122 million to plant closings; and $143 million for the rationalization or discontinuance of farm and construction equipment product lines, including costs associated with dealer discounts, other incentive programs and inventory writedowns to net realizable value. Of the total pre-tax charge, $461 million was taken at Tenneco's Farm and construction equipment segment ("Case").

   The 1991 restructuring charge was in part attributable to aggressive measures taken in September 1991 to respond to depressed market conditions facing the farm and construction equipment business and to improve Case's performance. While the measures taken at Case since September 1991 resulted in significant improvement in Case's performance, the worldwide farm and construction equipment market continued to deteriorate during 1992, and Tenneco Management and the Board of Directors determined that major structural and strategic changes were necessary in order to (1) rationalize certain component production operations to reduce the fixed cost portion of the manufacturing process; (2) reduce excess capacity; (3) focus, discontinue or replace unprofitable and noncompetitive product lines; and (4) restructure and refocus product and component parts distribution to strengthen Case's competitive position in the global marketplace.

   Consequently, on March 21, 1993, the Board of Directors of Tenneco Inc. adopted a comprehensive restructuring program for Case. Adoption of this program resulted in a pre-tax restructuring charge of $920 million ($843 million after tax, or $5.85 per average common share), all of which was reflected in the 1992 loss from continuing operations before interest expense and income taxes. The $920 million pre-tax charge was recorded as a $340 million reduction of net plant, property and equipment, a $55 million reduction of inventory, a $63 million reduction of intangibles and other accounts and a $462 million reserve for the future cost of implementing the various restructuring actions. Of this reserve, $86 million was recorded as a current liability and $376 million was recorded in "Deferred credits and other liabilities."

   As of December 31, 1993, approximately $130 million of the actions necessary to complete the program had been implemented leaving $790 million to be implemented over the next three years. Of the remaining actions to be implemented, $259 million pertain to plant, property and equipment, $26 million pertain to inventories, $58 million pertain to intangibles and other accounts and $447 million is reflected as a reserve for future costs of implementing other various restructuring actions. Of this reserve, $144 million is recorded as a current liability and $303 million is recorded in "Deferred credits and other liabilities" on the balance sheet as of December 31, 1993. The restructuring actions taken during 1993 are described in detail in Management's Discussion and Analysis of Financial Condition and Results of Operations.

   In addition, $63 million of the 1991 restructuring charge remained on the balance sheet as a current liability at December 31, 1993.

   The specific restructuring measures were based on management's best business judgment under prevailing circumstances and on assumptions which may be revised over time and as circumstances change. The estimated costs associated with such measures may require further revision in the future.


3. Acquisitions

   In January 1991, Georgia-Pacific Corporation ("Georgia-Pacific"), Tenneco and General Electric Capital Corporation ("GECC"), completed the sale by Georgia-Pacific (a) to GECC of the buildings, machinery and equipment at two containerboard mills; (b) to Packaging Corporation of America ("PCA") and other subsidiaries of Tenneco of the land and certain equipment at such mills, 19 corrugated container plants, two short-line railroads that serve the mills, and leasehold interests in approximately 100,000 acres of leased timberlands; and
(c) to John Hancock Mutual Life Insurance Company ("John Hancock") and Metropolitan Life Insurance Company ("Metropolitan Life") of approximately 540,000 acres of fee timberlands. The assets purchased by GECC and the timberlands purchased by John Hancock and Metropolitan Life have been leased to PCA. The aggregate price paid to Georgia-Pacific was $727 million. Of that amount, GECC paid $500 million, John Hancock and Metropolitan Life paid $173 million and PCA and other Tenneco subsidiaries paid an aggregate of $54 million. The accompanying financial statements for 1991 include $371 million in net sales from these assets since the date the purchases and lease arrangements were completed. Reference is made to Note 16, "Commitments and Contingencies-Lease Commitments," for further information regarding these lease commitments.

4. Discontinued Operations, Disposition of Assets, and Extraordinary Loss

Discontinued Operations

   During 1992, Tenneco sold its minerals and pulp chemicals operations for proceeds of $500 million and $202 million, respectively. The sales of these discontinued operations resulted in a gain (loss) of $96 million and $(25) million, net of income tax expense of $45 million and $0, respectively.

   Revenues for the minerals discontinued operations were $55 million for 1992 and $124 million for 1991. Net income was $3 million and $12 million, net of income tax expense of $3 million and $1 million for 1992 and 1991, respectively.

   Revenues for the pulp chemicals discontinued operations were $54 million and $120 million for 1992 and 1991, respectively. Net income (loss) was $(3) million and $6 million, net of income tax expense (benefit) of $(2) million and $4 million for 1992 and 1991, respectively.

   The allocation of interest expense to discontinued operations was based on the ratio of net assets of discontinued operations to consolidated net assets plus debt. Interest expense, net of income tax, of $5 million and $10 million was allocated to the minerals operations and $5 million and $7 million was allocated to the pulp chemicals operations for 1992 and 1991, respectively.

   A loss of $58 million from discontinued operations, net of a $31 million tax benefit, was recorded in 1991 to reflect additional costs estimated to be incurred in connection with the sale of Tenneco's oil and gas businesses in 1988. The costs are primarily attributable to (a) the settlement in December 1991 of litigation instituted by approximately 380 employees of Tenneco's former oil and gas businesses claiming additional compensation and damages as a result of the sale of such businesses; (b) the excess of presently estimated settlement costs of additional claims by the purchasers and others arising out of the sales of such businesses over reserves initially established for such claims; and (c) a July 1991 decision of a federal appellate court refusing to reconsider a ruling that lessors under oil and gas leases are entitled to royalty payments on compression, gathering and other miscellaneous charges collected by natural gas producers pursuant to Federal Energy Regulatory Commission Order No. 94, against which royalty payments Tenneco has agreed to indemnify the purchasers of certain of its oil and gas assets.

Disposition of Assets

   During 1993, Tenneco disposed of a number of assets and investments including its Newport News' Sperry Marine business; several PCA operations; two wholly-owned pipeline companies, Viking Gas Transmission Company and Dean Pipeline Company; and facilities and land of two foreign Case operations. The proceeds from dispositions were $266 million and the pre-tax gain was $118 million.

   In 1991, Tenneco sold its natural gas liquids business including its interest in an MTBE plant under construction in La Porte, Texas, in a transaction valued at $632 million resulting in a pre-tax gain of $265 million. The terms of the sale included the assumption by the purchaser of costs associated with the construction of the MTBE plant. Also, the Company sold three short-line railroads for a total of $54 million and a pre-tax gain of $42 million.

Extraordinary Loss

   In April 1993, Tenneco Inc. issued 23.5 million shares of common stock for approximately $1.1 billion. The proceeds were used to retire $327 million of short-term debt, $688 million of long-term debt and $14 million of variable rate preferred stock. In November 1993, Tenneco retired DM250 million bonds. The redemption premium related to the retirement of long-term debt resulting from these two transactions ($25 million, net of income tax benefits of $13 million) was recorded as an extraordinary loss.

   In December 1992, Tenneco deposited cash with a trustee to defease $310 million of its high interest-bearing long-term debt. Accordingly, this amount was excluded from long-term debt on the balance sheet at December 31, 1992. This debt was prepaid in January and February 1993. In November 1992, Tenneco also prepaid $71 million of high interest-bearing long-term debt related to an investment in a partnership. Tenneco recorded an extraordinary loss of $12 million (net of income tax benefits of $6 million) for the redemption premium resulting from these transactions.

5. Foreign Operations

   At December 31, 1993, 1992 and 1991, and for the years then ended, the results of operations and combined net assets of foreign subsidiaries were as follows:


(Millions)                                   1993    1992     1991
- ----------------------------------------------------------------------
Net sales and operating revenues            $3,721  $4,064   $3,942
Income (loss) from continuing operations       207    (699)    (596)
- ----------------------------------------------------------------------
Assets                                       3,457   4,074    5,345
Liabilities                                  2,110   2,637    3,461
- ----------------------------------------------------------------------
Net assets                                  $1,347  $1,437   $1,884
- ----------------------------------------------------------------------

6. Plant, Property and Equipment, At Cost

   At December 31, 1993 and 1992, plant, property and equipment, at cost, by major segment was as follows:


(Millions)                          1993     1992
- -------------------------------------------------------
Natural gas pipelines              $ 5,246  $ 5,182
Farm and construction equipment      1,937    2,077
Automotive parts                     1,014      963
Shipbuilding                         1,527    1,555
Packaging                            1,468    1,398
Chemicals                              739      708
Other                                  184      217
- -------------------------------------------------------
                                   $12,115  $12,100
- -------------------------------------------------------


7. Long-Term Debt, Short-Term Debt and Financing Arrangements

Long-Term Debt

   A summary of long-term debt outstanding at December 31, 1993, is set forth in the following table:


(Millions)
- -------------------------------------------------------------------------------------
  Tenneco Industrial
Tenneco Inc.-
  Debentures due 1998 through 2012, average effective interest rate 9.7%
    (net of $2 million of unamortized discount)                             $  398
  Notes due 1994 through 2005, average effective interest rate 9.3%
    (net of $4 million of unamortized discount)                              1,830
Tennessee Gas Pipeline Company-
  Debentures due 2011, effective interest rate 15.1%
    (net of $222 million of unamortized discount)                              178
  Notes due 1995 through 1997, average effective interest rate 10.1%
    (net of $11 million of unamortized discount)                               805
Other subsidiaries-
  Notes due 1994 through 2014, average effective interest rate 5.9%
    (net of $20 million of unamortized discount)                                82
- -------------------------------------------------------------------------------------
                                                                             3,293
Less-Current maturities                                                        150
- -------------------------------------------------------------------------------------
                                                                             3,143
- -------------------------------------------------------------------------------------
  Tenneco Finance
Tenneco Credit Corporation-
  Senior notes due 1994 through 2001, average effective interest rate 9.4%
    (net of $2 million of unamortized discount)                              1,248
  Medium-term notes due 1994 through 2002, average interest rate 9.3%           74
  Subordinated notes due 1998 through 2001, average interest rate 9.9%          92
Case Finance Company-
  Notes due 1994 through 1996, average interest rate 5.3%                      500
  Medium-term notes due 1994 through 1997, average interest rate 9.8%           92
  Subordinated notes due 1994 through 1998, average interest rate 5.7%          31
Tenneco International Finance Ltd.-
  Notes due 1994 through 1996, average interest rate 5.5%                      123
Other subsidiaries-
  Notes due 1994 through 2010, average effective interest rate 13.3%
    (net of $30 million of unamortized discount)                                32
Intercompany debt with Tenneco Industrial                                       54
- -------------------------------------------------------------------------------------
                                                                             2,246
Less-Current maturities                                                        536
- -------------------------------------------------------------------------------------
                                                                             1,710
- -------------------------------------------------------------------------------------
Elimination of intercompany debt                                               (54)
- -------------------------------------------------------------------------------------
                                                                            $4,799
- -------------------------------------------------------------------------------------

   At December 31, 1993, approximately $272 million of gross plant, property and equipment was pledged as collateral to secure $34 million principal amount of long-term debt.

  The aggregate maturities and sinking fund requirements applicable to the issues outstanding at December 31, 1993, are $686 million, $726 million, $660 million, $788 million and $854 million for 1994, 1995, 1996, 1997 and 1998, respectively.

Short-Term Debt

   Information for the year ended December 31, 1993, regarding short-term debt follows:

                                                                                                           Commercial      Lines
(Dollars in Millions)                                                                                         Paper     of Credit*
- -----------------------------------------------------------------------------------------------------------------------------------
Outstanding borrowings at end of year-
  Tenneco Industrial                                                                                           $  -       $   29
  Tenneco Finance                                                                                               496           63
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               $496       $   92
- -----------------------------------------------------------------------------------------------------------------------------------
Average interest rate on outstanding borrowings at end of year                                                  4.0%         7.0%
Approximate maximum month-end outstanding borrowings during year                                               $608       $  470
Approximate average month-end outstanding borrowings during year                                               $501       $  203
Weighted average interest rate on approximate average month-end
  outstanding borrowings during year                                                                            4.4%         5.9%
- -----------------------------------------------------------------------------------------------------------------------------------

* Includes borrowings under both committed and uncommitted lines of credit and similar arrangements.

Financing Arrangements

  As of December 31, 1993, Tenneco and its subsidiaries had arranged total lines of credit of $3.3 billion, of which $3.1 billion are committed lines of credit as more fully described below:


                                                                                                           Commercial     Unused
                                                                       Committed Lines of Credit(a)          Paper      Committed
(Millions)                                               Term      Commitments    Borrowed     Available   & Other(b)     Lines
- -----------------------------------------------------------------------------------------------------------------------------------
Tenneco Inc. credit agreements                        1994-1995      1,620(c)       $ -          $1,620      $ 29         $1,591
- -----------------------------------------------------------------------------------------------------------------------------------
Finance subsidiaries                                   Various       1,454(d)        63           1,391       496            895
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                    $3,074          $63          $3,011      $525         $2,486
- -----------------------------------------------------------------------------------------------------------------------------------


Notes: (a) The credit facilities generally provide for commitment fees on the unused portion of the total commitment, and most credit facilities also provide for facility fees on the total commitment.

       (b) Includes borrowings under uncommitted lines of credit and similar arrangements.

       (c) Of these lines of credit, $100 million is also available to Tenneco Finance; also, $100 million expires in 1994.

      (d) Of these lines of credit, $654 million expire in 1994.

8. Financial Instruments

   The estimated fair values of Tenneco's financial instruments at December 31, 1993 and 1992, were as follows:

                                                                                            1993               1992
                                                                                       --------------     ----------------
                                                                                       CARRYING   FAIR    Carrying    Fair
(Millions)                                                                              AMOUNT    VALUE    Amount    Value
- --------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments                                                     $  218    $  218   $  111   $  111
- --------------------------------------------------------------------------------------------------------------------------
Receivables (customer and long-term)                                                     4,630     4,630    5,611    5,611
- --------------------------------------------------------------------------------------------------------------------------
Other investments                                                                           58        58      105      105
- --------------------------------------------------------------------------------------------------------------------------
Short-term debt (excluding current maturities)                                             588       588      628      628
- --------------------------------------------------------------------------------------------------------------------------
Long-term debt (including current maturities of $686 and $1,068 million)                 5,485     6,328    7,468    8,005
- --------------------------------------------------------------------------------------------------------------------------
Interest rate swaps:
  In a net receivable position                                                               -        43        -       24
  In a net payable position                                                                  -       (78)       -      (75)
- --------------------------------------------------------------------------------------------------------------------------
Foreign currency contracts (including the net value of currency/interest rate swaps)        10        (3)      22        2
- --------------------------------------------------------------------------------------------------------------------------


   The following methods and assumptions were used to estimate the fair value of financial instruments:

   Cash and Temporary Cash Investments-Fair value was considered to be the same as the carrying amount.

   Receivables-Tenneco believes that in the aggregate, the carrying amount of its receivables, both current and non-current, was not materially different from the fair value of those receivables. Customer notes and accounts receivable are concentrated in the Farm and construction equipment segment. At December 31, 1993 and 1992, 75% and 77%, respectively, of total customer receivables related to this business segment.

   Other Investments-At December 31, 1993, these investments included preferred stock ($17 million) in Steerage Corporation (the acquiror of Newport News' Sperry Marine Business), venture capital investments ($8 million) and several tracts of undeveloped land ($17 million). At December 31, 1992, these investments included Tenneco's share of several partnerships established to develop gas reserves ($41 million), venture capital investments ($12 million) and several tracts of undeveloped land ($18 million). Because of the nature of these investments, it was not practicable to estimate their fair value.

   Short-Term Debt-Fair value was considered to be the same as the carrying amount.

   Long-Term Debt-The fair value of fixed-rate long-term debt was based on the market value of debt with similar maturities and interest rates; the carrying amount of floating rate long-term debt was assumed to approximate its fair value.

   Interest Rate Swaps-The fair value of interest rate swaps was based on the cost that would have been incurred to buy out those swaps in a loss position and the consideration that would have been received to terminate those swaps in a gain position. At December 31, 1993 and 1992, Tenneco was a party to swaps with a notional value of $810 million and $918 million, respectively, which were in a net payable position and $775 million for both years which were in a net receivable position. The differential paid or received on interest rate swap agreements was recognized as an adjustment to interest expense.

   The counterparties to these interest rate swaps are major international financial institutions. The risk associated with counterparty default on interest rate swaps is measured as the cost of replacing, at the prevailing market rates, those contracts in a gain position. In the event of non-performance by the counterparties, the cost to replace outstanding interest rate swaps at December 31, 1993 and 1992, would not have been material.

   Foreign Currency Contracts-At December 31, 1993 and 1992, Tenneco had entered into currency/interest rate swaps totaling $133 million and $136 million, respectively. Additionally, at December 31, 1992, Tenneco had a long-term foreign debt obligation of $154 million. These instruments hedge certain translation effects of Tenneco's investment in net assets in certain foreign countries, primarily Great Britain and Germany. Pursuant to these arrangements, Tenneco recognized aggregate after-tax translation gains of $5 million, $30 million and $15 million for 1993, 1992 and 1991, respectively, which have been included in the balance sheet caption "Cumulative translation adjustments."

   In the normal course of business, Tenneco and its foreign subsidiaries routinely enter into various foreign currency purchase and sale contracts to minimize the transaction effect of exchange rate movements on receivables and payables denominated in foreign currencies. These contracts generally mature in one year or less. At December 31, 1993, Tenneco had net purchase contracts (primarily Belgian Francs, French Francs, Netherlands Guilder, Danish Krone, Italian Lira and Swedish Krona) with a notional value of $308 million and net sale contracts (primarily Canadian Dollar, U.S. Dollar and British Pound) with a notional value of $315 million. At December 31, 1992, Tenneco had net purchase contracts (primarily the U.S. Dollar, Swedish Krona, Netherlands Guilder, Italian Lira, British Pound, Danish Krone and Belgian Franc) with a notional value of $410 million and net sale contracts (primarily the French Franc, Spanish Peseta, German Mark and Canadian Dollar) with a notional value of $403 million. Based on exchange rates at December 31, 1993 and 1992, the cost of replacing these contracts in the event of non-performance by the counterparties would not have been material.

   Guarantees-At December 31, 1993 and 1992, Tenneco had guaranteed payment and performance of approximately $95 million and $100 million, respectively, primarily with respect to letters of credit and other guarantees supporting various financing and operating activities.

9. Federal Energy Regulatory Commission ("FERC") Regulatory Matters

   On August 1, 1991, Tennessee filed for a general rate increase. On August 31, 1991, the FERC accepted the filing, suspended its effectiveness for the maximum period of five months pursuant to the normal regulatory process and set the matter for hearing. With minor modifications, Tennessee's proposed rates were placed into effect on February 1, 1992, subject to refund. The rates finally determined under Docket No. RP91-203 will be effective retroactive to February 1, 1992, and will continue until the rates are changed by a filing by Tennessee or pursuant to a subsequent proceeding convened by the FERC. On June 2, 1993, Tennessee filed a Stipulation and Agreement that resolved several significant issues in this rate proceeding and established procedures for resolving the remaining issues, including the recovery of certain environmental expenditures. Tennessee is currently collecting these environmental costs in its rates subject to further review in the rate case and possible refund. Tennessee intends to pursue full recovery of these costs. The Stipulation and Agreement was approved by an initial order of the FERC on October 29, 1993, and Tennessee has recorded a liability which is adequate to cover these refunds. Tennessee anticipates a final order on the Stipulation and Agreement from the FERC in early 1994, pursuant to which Tennessee will disburse agreed-upon refunds.

  Among the issues confirmed by the Stipulation and Agreement is the ability of Tennessee to collect from customers, on an accrual basis, the costs of providing benefits other than pensions to retirees. These costs were previously collected from customers on a "pay-as-you-go" basis. The Stipulation and Agreement allowed Tennessee to collect over a 20-year period the transition obligation related to postretirement benefit costs. Tennessee had previously expensed these amounts when FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," was adopted in 1992. As a result of this Stipulation and Agreement, Tennessee has established a regulatory asset of $34 million and has included the income effect of this favorable regulatory development in the income statement caption, "Other income, net."

  On June 25, 1992, the FERC approved a settlement allowing Tennessee to recover from its customers up to $650 million of excess gas supply costs incurred through July 1,1992, in resolving take-or-pay costs and payments to producers to suspend or terminate contracts or to reduce contract prices to market levels. The settlement also allowed Tennessee to place into effect, as of July 1,1992, a Gas Inventory Charge providing a mechanism for the recovery of these excess gas supply costs until September 1, 1993, the effective date of Tennessee's implementation of Order No. 636. Tennessee charged to operating expenses that portion of excess gas supply costs incurred prior to the implementation of Order No. 636 that it cannot recover from customers.

  On April 8, 1992, the FERC issued Order No. 636 which, together with subsequently issued clarifying Order Nos. 636-A and 636-B (the "FERC Restructuring Orders"), directed a further sweeping restructuring of the interstate gas pipeline industry. The FERC Restructuring Orders required pipelines to: 1) "unbundle" their transportation and storage services from their sales services, 2) increase pipeline customers' flexibility to change receipt and delivery points under transportation contracts and to allow release of capacity under those contracts for use by others and 3) separate interstate pipeline gas sales organizations from interstate pipeline transportation and storage business units. Under the FERC Restructuring Orders, rates for pipeline transportation and storage generally remain subject to traditional cost-of-service regulation but under a rate design which is relatively insensitive to throughput and hence less sensitive to seasonal variation. Sales of natural gas by interstate pipelines occur pursuant to a blanket sales certificate under which price and other terms of sale are set by market forces. After a series of FERC orders and compliance filings, Tennessee implemented its Order No. 636 tariff commencing on September 1, 1993, restructuring its transportation, storage and sales services.

  The FERC Restructuring Orders recognized that transition costs, including gas supply realignment costs, may result from this restructuring and provided mechanisms for the full recovery of such qualified costs. Pipelines were encouraged to propose various mechanisms in the restructuring proceedings to reduce transition costs, including assignment of gas supply contracts and phasing in of the conversions of the pipeline sales service. The FERC Restructuring Orders specified that pipelines would be allowed to make special filings to recover many types of transition costs.

  Tennessee has made multiple filings to begin recovery of certain transition costs already paid or obligated to be paid in connection with the FERC Restructuring Orders. Tennessee's filings request authority to: 1) recover, through a monthly surcharge, one-time gas supply realignment costs and certain related costs incurred to date over a twelve-month period, 2) direct-bill customers for unrecovered gas costs over a twelve-month period and 3) track and recover, through an annual surcharge, upstream transportation costs from customers. The filings were accepted effective September 1, 1993, and made subject to refund pending review. Hearings have been instituted to review the recovery of the gas supply realignment costs and the direct billing of unrecovered gas costs. Tennessee's filings to recover production costs related to its Bastian Bay facilities have been rejected by the FERC based on the continued use of the gas production from the field, however, the FERC recognized the ability of Tennessee to file for the recovery of losses upon disposition of these assets. Tennessee will seek appellate review of the FERC actions. Tennessee is confident that the Bastian Bay costs will ultimately be recovered as transition costs directly related to Order No. 636, and no FERC order has questioned the ultimate recoverability of these costs.

  The total amount of transition costs that will be incurred by Tennessee will depend upon: 1) developments in restructuring proceedings involving Tennessee, its customers and other affected parties, 2) the resolution of pending litigation and 3) the terms of multiple negotiations with individual suppliers. Until these issues are resolved, Tennessee cannot finally determine the ultimate amount of one-time realignment costs or other related annual costs it will incur, nor the amounts which will be recovered from customers. Tennessee believes that one-time realignment costs will not exceed $700 million. At December 31, 1993, Tennessee recorded and deferred approximately $120 million of such one-time costs which are recoverable from its customers. Tennessee believes that other related annual costs will not exceed $100 million in 1994, decreasing thereafter over the length of the contracts involved.

  The FERC Restructuring Orders will undergo judicial review, clarifications and formulation of cost recovery details as the restructuring process proceeds. However, Tennessee believes that it is entitled to full recovery of all transition costs it will incur. Given the fact that the FERC Restructuring Orders contemplate complete recovery by pipelines of qualified transition costs, Tenneco believes that Tennessee's Order No. 636 restructuring (together with the Order No. 636 restructuring of Tenneco's other interstate pipelines) will not have a material effect on Tenneco's consolidated financial position or results of operations.

10. INCOME TAXES

  Effective January 1, 1992, Tenneco changed its method of accounting for income taxes from the deferred method to the liability method required by FAS No. 109, "Accounting for Income Taxes" using the cumulative catch-up method. This new standard requires that a deferred tax be recorded to reflect the tax expense (benefit) resulting from the recognition of temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years. No provision has been made for U.S. income taxes on unremitted earnings of foreign subsidiaries ($1.07 billion at December 31,1993) since it is the present intention of management to reinvest a major portion of such unremitted earnings in foreign operations.

  The components of income (loss) from continuing operations before income taxes are as follows:

Years Ended December 31 (Millions)                         1993      1992    1991
- ----------------------------------------------------------------------------------
U.S.income (loss) before income taxes                     $ 502      $ 9   $ (155)
Foreign income (loss) before income taxes                   207     (616)    (551)
- ----------------------------------------------------------------------------------
Income (loss) before income taxes                         $ 709   $ (607)  $ (706)
- ----------------------------------------------------------------------------------

  Following is an analysis of the components of consolidated income tax expense (benefit) applicable to continuing operations:


Years Ended December 31 (Millions)                         1993     1992    1991
- ---------------------------------------------------------------------------------
Current--
  U.S.                                                     $36      $452    $  59
  State and local                                           57        70      --
  Foreign                                                   59        81       62
- ----------------------------------------------------------------------------------
                                                           152       603      121
- ----------------------------------------------------------------------------------
General business credits (U.S.)--
 Current                                                    (1)      (15)      (8)
 Deferred                                                    --       10        5
- ----------------------------------------------------------------------------------
                                                            (1)       (5)      (3)
- ----------------------------------------------------------------------------------
Deferred--
 U.S.                                                      127      (502)    (116)
 State and local                                            10       (23)      --
 Foreign                                                   (30)        3      (16)
- ----------------------------------------------------------------------------------
                                                           107      (522)    (132)
- ----------------------------------------------------------------------------------
Income tax expense (benefit)                              $258     $  76    $ (14)
- ----------------------------------------------------------------------------------

      In August 1993, the U.S. federal income tax rate was increased from 34% to 35%, retroactive to January 1,1993. For 1992 and 1991, this rate was 34%. Following is a reconciliation of income taxes computed at the U.S. federal income tax rate to the income tax expense (benefit) from continuing operations reflected in the Statements of Income (Loss):


Years Ended December 31 (Millions)                        1993      1992     1991
- ----------------------------------------------------------------------------------
Tax expense (benefit) computed at the U.S.
 federal income tax rate                                  $248     $(206)    $(240)
Increases (reductions) in income tax
 expense resulting from:
    Foreign income taxed at different rates
      and foreign losses with no tax benefit                 5        68       119
    Restructuring costs                                     --       188       116
    Effect of recording equity in income of
       certain affiliated companies on an
       after-tax basis                                      (3)       (3)      (11)
    State and local taxes on income, net of
       U.S. federal income tax benefit                      43        31        --
    U.S. federal income tax rate change                      8        --        --
    Realization of deferred tax assets
       resulting from consolidation
       of Tenneco's German operations                      (37)       --        --
    Other                                                   (6)       (2)        2
- ----------------------------------------------------------------------------------
Income tax expense (benefit)                              $258       $76      $(14)
- ----------------------------------------------------------------------------------


  The components of Tenneco's net deferred tax liability at December 31, 1993 and 1992, were as follows:


(Millions)                                          1993                 1992
- ------------------------------------------------------------------------------

Deferred tax assets--
 Net operating loss carry forwards                 $  227               $  258
 Restructuring costs                                  145                  251
 Postretirement benefits                              206                  217
 Environmental reserve                                 82                   86
 Sales returns and allowances reserve                  55                   58
 Bad debt reserve                                      36                   29
 Accrued vacation                                      27                   28
 Inventory adjustments                                 17                   21
 Other                                                180                  127
 Valuation allowance                                 (236)                (355)
- ------------------------------------------------------------------------------
   Total deferred tax asset                           739                  720
- ------------------------------------------------------------------------------
Deferred tax liabilities--
 Tax over book depreciation                           832                  823
 Pension                                              202                  162
 Asset related to environmental costs
  relative to operations regulated
  by the FERC                                          59                   72
 Installment sales                                     39                   74
 Long-term shipbuilding contracts                      91                   62
 Interest capitalized                                  28                   26
 Debt related items                                    47                   31
 Book versus tax gains and losses
  on asset disposals                                  293                  284
 Other                                                274                  197
- ------------------------------------------------------------------------------
   Total deferred tax liability                     1,865                1,731
- ------------------------------------------------------------------------------
Net deferred tax liability                         $1,126               $1,011
- ------------------------------------------------------------------------------

  As reflected in the table above, Tenneco had potential tax benefits of $236 million and $355 million which were not recognized in the Statements of Income
(Loss) at December 31, 1993 and 1992, respectively. These benefits resulted primarily from operating loss carryforwards which are available to reduce future tax liabilities of certain foreign entities. During 1993, $37 million was realized as a result of the consolidation of Tenneco's German operations. The remainder of the change in these tax benefits from 1992 to 1993 resulted from the reduction in deferred tax assets, primarily related to restructuring.

  At December 31, 1993, Tenneco had operating loss carryforwards of $227 million of which $189 million will carryforward indefinitely while the remaining amounts expire at various dates from 1994 through 1998.

  Prior to adoption of FAS No. 109, Tenneco recorded deferred federal income tax expense (benefit) based on timing differences in the recognition of revenues and expenses for tax and financial reporting purposes. A description of the differences and the related tax effect on continuing operations are as follows:


Year Ended December 31 (Millions)                                        1991
- ------------------------------------------------------------------------------
Recognition of income on long-term shipbuilding contracts               $   70
Recognition of income and expense relative to operations
 regulated by the FERC                                                     (39)
Excess of tax depreciation over book depreciation applicable
 to operations not regulated by the FERC                                    12
Transactions reported on the installment basis for tax purposes            (36)
Recognition of expenses relative to employee compensation
 and benefit plans                                                          (9)
Restructuring costs                                                        (50)
Decrease (increase) in other reserves not deductible until paid            (50)
Alternative minimum tax                                                     (6)
Foreign                                                                    (10)
Other                                                                      (14)
- ------------------------------------------------------------------------------
                                                                          (132)
General business credits utilized                                            5
- ------------------------------------------------------------------------------
Deferred income tax expense (benefits)                                  $ (127)
- ------------------------------------------------------------------------------

11. Common Stock

   Tenneco Inc. has authorized 350 million shares ($5.00 par value) of common stock, and 173,953,012 and 150,300,224 shares were issued at December 31, 1993 and 1992, respectively. Tenneco transferred 12,000,000 shares of common stock to the Stock Employee Compensation Trust when it was established in November 1992. At December 31, 1993, the Trust held 9,520,575 shares which are included in the issued shares quoted above. Treasury stock held by Tenneco was 4,166,835 and 5,323,912 shares at the respective dates.

Equity Offering
   In April 1993, Tenneco Inc. completed an underwritten public offering of 23.5 million shares of common stock for approximately $1.1 billion. The proceeds were used to retire $327 million of short-term debt, $688 million of long-term debt and $14 million of variable rate preferred stock.

Reserved
   At December 31, 1993, the shares of Tenneco Inc. common stock reserved for issuance were as follows:

        Original Issue Shares
- ---------------------------------------------------------------------------
Restricted Stock Plan                                            387,532
Stock Option Plan                                              3,252,580
Performance Unit Plan                                          1,654,494
Conversion of Tenneco 10% Loan Stock through
 December 24, 1995                                                41,903
Conversion of Series A Preferred Stock                        17,870,350
Other                                                              8,000
- ---------------------------------------------------------------------------
                                                              23,214,859
- ---------------------------------------------------------------------------
        Treasury Stock
- ---------------------------------------------------------------------------
Thrift Plan                                                    1,500,000
Dividend Reinvestment Plan                                     2,112,025
- ---------------------------------------------------------------------------
                                                               3,612,025
- ---------------------------------------------------------------------------

Stock Plans

   1994 Tenneco Inc. Stock Ownership Plan--Subject to stockholder approval in May 1994, Tenneco will adopt the 1994 Tenneco Inc. Stock Ownership Plan effective as of December 8, 1993. This plan provides Tenneco the latitude to grant a variety of awards, such as common stock, stock equivalent units, dividend equivalents, performance units, stock appreciation rights ("SAR's") and stock options, to officers and key employees of the Tenneco companies. The plan requires that options and SAR's be granted at not less than the fair market value of a share of common stock on the grant date. The plan also requires that no award granted shall vest in less than six months after the grant date. The Company intends to reserve 8,400,000 shares of common stock for issuance under this plan, which will terminate December 31, 1998.

   1988 Key Employee Restricted Stock Plan--At December 31, 1993, 1,205,029 restricted shares and 101,465 restricted units were outstanding under this plan at an average price of $47.77 per share. These awards generally require, among other things, that the employee remain an employee of Tenneco during the restriction period. This plan will be superseded by the 1994 Tenneco Inc. Stock Ownership Plan.

   Under another arrangement, 250 shares of restricted stock or restricted units are issued annually to each member of the Board of Directors who is not also an officer of Tenneco. At December 31, 1993, 7,500 restricted shares and no restricted units were outstanding under this program at an average price of $43.92 per share.

   Options and Stock Appreciation Rights--Tenneco Inc. has granted stock options and stock appreciation rights to key employees. The options and SAR's became exercisable over four years and lapse after ten years from the date of grant. This plan has been terminated.

  The following table reflects the status and activity for all stock options issued by Tenneco Inc., including those outside the option plan discussed above, for the periods indicated:

                                                   1993                       1992                       1991
                                        -------------------------    ------------------------    ------------------------
                                         Shares                      Shares                      Shares
                                         Under          Option       Under          Option       Under        Option
Stock Options                            Option         Prices       Option         Prices       Option       Prices
- -------------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year           184,379   $34.94--$53.13    204,395   $34.94--$53.13    240,497   $34.94--$53.13
Granted--Options                          75,000           $48.69         --               --         --               --
Exercised--Options                         3,942   $34.94--$41.13        125           $40.88      2,763   $34.94--$41.13
         --SAR's                          68,347   $34.94--$48.38     10,313   $34.94--$41.13     27,614   $36.88--$41.13
Cancelled                                  2,976               --      9,578               --      5,725               --
- -------------------------------------------------------------------------------------------------------------------------
Outstanding, end of year                 184,114   $37.25--$53.13    184,379   $34.94--$53.13    204,395   $34.94--$53.13
- -------------------------------------------------------------------------------------------------------------------------
Exercisable at end of year               109,114   $37.25--$53.13    184,379   $34.94--$53.13    204,395   $34.94--$53.13
- -------------------------------------------------------------------------------------------------------------------------

  For the years ended December 31, 1993, 1992 and 1991, compensation expense for these stock plans was not material.

  Employee Stock Purchase Plan--On June 1, 1992, Tenneco initiated an Employee Stock Purchase Plan. The Plan allows U.S. and Canadian Tenneco employees to purchase Tenneco Inc. common stock at a 15% discount. Each year employees in the plan may purchase shares with a discounted value not to exceed $21,250. Tenneco reserved 5,000,000 shares of treasury stock to be issued through this plan. At December 31, 1993, 659,477 shares had been issued to participants and the remaining treasury shares are held by the Stock Employee Compensation Trust (discussed below) for issuance to employees in this plan.

Stock Employee Compensation Trust ("SECT")
  In November 1992, Tenneco established a SECT to fund a portion of its obligations arising from its various employee compensation and benefit plans. Tenneco issued 12,000,000 shares of treasury stock to the SECT in exchange for a promissory note of $432 million that bears interest at the rate of 7.8% per annum. The SECT has a five-year life during which it will utilize the common stock to satisfy those obligations. At December 31, 1993, 2,479,425 shares had been utilized.

Shareholder Rights Plan
  In 1988, Tenneco Inc. adopted a Shareholder Rights Plan ("the Plan") to deter coercive takeover tactics and to prevent a potential acquiror from gaining control of Tenneco without offering a fair price to all Tenneco Inc. shareholders. Under the Plan, each outstanding share of Tenneco Inc. common stock received one Purchase Right, exercisable at $130, subject to adjustment. In the event a person or group acquires 20% or more of the outstanding Tenneco Inc. common stock other than pursuant to an offer for all shares of such common stock which is fair and in the best interests of Tenneco Inc. and its shareholders, or has in the judgment of the Tenneco Inc. Board of Directors acquired a substantial amount of common stock under certain motives deemed adverse to Tenneco's best interests, each Purchase Right entitles the holder to purchase shares of common stock or other securities of Tenneco Inc. or, under certain circumstances, of the acquiring person, having a value of twice the exercise price. The Purchase Rights, under certain circumstances, are redeemable by Tenneco Inc. at a price of $.02 per Purchase Right.

Dividend Reinvestment and Stock Purchase Plan
  Under the Tenneco Inc. Dividend Reinvestment and Stock Purchase Plan, holders of Tenneco Inc. common stock, $7.40 preferred stock, and $2.80 Depositary Shares may apply their cash dividends and optional cash investments to the purchase of shares of common stock without incurring a brokerage commission or other service charge. Tenneco Inc. also offers participants in the plan a 3% discount on purchases of common stock with their reinvested dividends.

Earnings Per Share
  Earnings per share of common stock are based on the average number of shares of common stock and Series A preferred stock (each share of Series A preferred stock represents two shares of common stock) outstanding during each period. Because Series A preferred stock outstanding is included in average common shares outstanding for purposes of computing earnings per share, the preferred dividends paid are not deducted from net income (loss) to determine net income
(loss) to common stock. In 1992, 12,000,000 shares of common stock were issued to the SECT. Shares of common stock issued to a related trust are not considered to be outstanding in the computation of average shares of common stock outstanding until the shares are utilized to fund the obligations for which the trust was established. At December 31, 1993, 2,479,425 shares had been utilized. Other convertible securities and common stock equivalents outstanding during each of the three years ended December 31, 1993, 1992 and 1991, were not materially dilutive.

12. Preferred Stock

   At December 31, 1993, Tenneco Inc. had authorized 15,000,000 shares of preferred stock. In addition, Tenneco Inc. has an authorized class of stock consisting of 50,000,000 shares of junior preferred stock, without par value, none of which has been issued. Tenneco has reserved 3,500,000 shares of junior preferred stock for the Shareholder Rights Plan.

   The preferred stock issues outstanding at December 31, 1993, are as follows:

                                                Shares            Redemption or             Optional
                                              Issued and        Conversion Periods        Redemption or
                                                              ----------------------
Issue                                        Outstanding       Optional   Mandatory     Conversion Price
- --------------------------------------------------------------------------------------------------------
Series A preferred ($1 stated value)          8,935,175          1994       1994          See following
                                                                                           discussion
$7.40 preferred (no par value)                  978,785       1994--1998  1994--1998          $100
$4.50 preferred (no par value)                  803,723       1994--1999     1999             $100
- ---------------------------------------------------------------------------------------------------------
                                             10,717,683
- ---------------------------------------------------------------------------------------------------------

   In December 1991, Tenneco issued 17,870,350 Depositary Shares, each representing one-half of a share of a new series of cumulative preferred stock designated as Series A preferred stock. This stock ranks prior to Tenneco's junior preferred stock (when and if issued) and common stock. Each share of the Series A preferred stock converts automatically into two shares of common stock on the final conversion date, December 31, 1994, or in connection with certain other events. In addition, Tenneco has the option to call the Series A preferred stock, in whole or in part, at any time or from time to time prior to the final conversion date for conversion into shares of common stock having a value initially equal to $92.70 (equivalent to $46.35 for each Depositary Share), reduced by $0.006624 (equivalent to $0.003312 for each Depositary Share) on each day following the date of issue (computed on the basis of a 360-day year of twelve 30-day months) to and including October 31, 1994, and equal to $85.50 thereafter (equivalent to $42.75 for each Depositary Share), plus an amount in cash equal to accrued and unpaid dividends. The Series A preferred stock pays quarterly dividends on the last day of March, June, September and December at an annual rate of $5.60 per share.

   The $7.40 and $4.50 preferred stock issues have a mandatory redemption value of $100 per share (an aggregate of $178 million and $208 million at December 31, 1993 and 1992, respectively). Tenneco recorded these preferred stocks at their fair value at the date of original issue (an aggregate of $250 million) and is making periodic accretions of the excess of the redemption value over the fair value at the date of issue. Such accretions are included in the income statement caption, "Preferred stock dividends" as a reduction of net income to arrive at net income (loss) to common stock.

   During 1993, Tenneco retired the remainder of a variable rate preferred stock issue at the redemption price of $100 per share, or $17 million.

   The aggregate maturities applicable to preferred stock issues outstanding at December 31, 1993, are $20million for each of the years 1994, 1995, 1996, 1997 and 1998.

   In 1991, a French subsidiary issued equity securities that will convert into Tenneco Inc. preferred stock in 1996. At December 31, 1993, Tenneco has reserved
1.5 million shares of preferred stock for this purpose. These equity securities are reflected in the balance sheet caption, "Minority interest."

Changes in Preferred Stock with Mandatory Redemption Provisions*


                                                 1993                      1992                      1991
                                          -------------------       -------------------       --------------------
(Millions Except Share Amounts)            Shares      Amount        Shares      Amount        Shares       Amount
- ------------------------------------------------------------------------------------------------------------------
Balance January 1                         2,084,796     $ 191       2,143,462     $194        2,245,656      $201
  Shares redeemed                          (302,288)      (31)        (58,666)      (6)        (102,194)      (10)
  Accretion of excess of redemption value
   over fair value at date of issue              --         3              --        3               --         3
- ------------------------------------------------------------------------------------------------------------------
Balance December 31                       1,782,508     $ 163       2,084,796     $191        2,143,462      $194
- ------------------------------------------------------------------------------------------------------------------
* For additional information on Series A preferred stock see Statements of Changes in Stockholders' Equity.


13. Postretirement and Postemployment Benefits

Postretirement Benefits
   Tenneco has postretirement health care and life insurance plans which cover substantially all of its domestic employees. For salaried employees, the plans cover employees retiring from Tenneco on or after attaining age 55 who have had at least 10 years service with Tenneco after attaining age 45. The salaried plans were amended during 1993 to reduce the cost of providing future benefits. For hourly employees, the postretirement benefit plans generally cover employees who retire pursuant to one of Tenneco's hourly employee retirement plans. All of these benefits may be subject to deductibles, copayment provisions and other limitations, and Tenneco has reserved the right to change these benefits.

   Effective January 1, 1992, for its domestic operations, Tenneco adopted FAS No. 106 which requires employers to account for the cost of these postretirement benefits on the accrual basis rather than on the "pay-as-you-go" basis which was Tenneco's previous practice. Tenneco elected to recognize this change in accounting principle on the cumulative catch-up basis. The effect on 1992 income of immediately recognizing the transition obligation was as follows:

(Millions Except Per Share Amount)
- --------------------------------------------------------------------------------
  Accumulated postretirement benefit obligation           $ 629
  Income tax benefit                                       (215)
- --------------------------------------------------------------------------------
 Decrease in net income                                   $ 414
- --------------------------------------------------------------------------------
Decrease in earnings per average share of common stock    $2.88
- --------------------------------------------------------------------------------

   Tenneco plans to adopt FAS No. 106 for its international operations in the first quarter of 1995. The estimated pre-tax transition obligation for Tenneco's international operations is approximately $20 million.

   Currently, Tenneco's postretirement benefit plans are not funded. The obligation of the domestic plans reconciles with amounts recognized on the balance sheet at December 31, 1993 and 1992, as follows:

(Millions)                                                                                    1993    1992
- ----------------------------------------------------------------------------------------------------------
Actuarial present value of accumulated postretirement benefit obligation at September 30:
Retirees                                                                                     $ 520   $ 508
Fully eligible active plan participants                                                         73      44
Other active plan participants                                                                 131     101
- ----------------------------------------------------------------------------------------------------------
Total accumulated postretirement benefit obligation                                            724     653
Plan assets at fair value at September 30                                                        -       -
- ----------------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation in excess of plan assets at September 30        (724)   (653)
Claims paid during the fourth quarter                                                           16       -
Unrecognized reduction of prior service obligations resulting from plan amendments             (99)      -
Unrecognized net loss resulting from plan experience and changes in actuarial assumptions      158       -
- ----------------------------------------------------------------------------------------------------------
Accrued postretirement benefit cost at December 31                                           $(649)  $(653)
- ----------------------------------------------------------------------------------------------------------

   The net periodic postretirement benefit costs from continuing operations for the years 1993 and 1992 consist of the following components:

(Millions)                                                        1993   1992
- -----------------------------------------------------------------------------
Service cost for benefits earned during the year                 $  12  $  10
Interest cost on accumulated postretirement benefit obligation      56     52
Net amortization of unrecognized amounts                            (4)     -
- -----------------------------------------------------------------------------
Net periodic postretirement benefit cost                         $  64  $  62
- -----------------------------------------------------------------------------

   A pre-tax loss resulting from curtailments, settlements and special termination benefits under these plans was $0 and $40 million for 1993 and 1992, respectively, which related primarily to restructuring at the Farm and construction equipment segment.

   The weighted average assumed health care cost trend rate used in determining the 1993 accumulated postretirement benefit obligation was 9% in 1993 declining to 5% in 1997 and remaining at that level thereafter. The weighted average assumed health care cost trend rate used in determining the 1992 accumulated postretirement benefit obligation was 12% in 1992 declining to 5% in 1997 and remaining at that level thereafter.

   Increasing the assumed health care cost trend rate by one percentage-point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1993, and September 30, 1992, by approximately $47 million and $94 million, respectively, and would increase the aggregate of the service cost and interest cost components of the net postretirement benefit cost for 1993 and 1992 by approximately $10 million and $11 million, respectively.

   The discount rates (which are based on long-term market rates) used in determining the 1993 and 1992 accumulated postretirement benefit obligations were 7.50% and 8.75%, respectively.

  Postemployment Benefits
   Tenneco will adopt FAS No. 112, "Employers' Accounting for Postemployment Benefits," in the first quarter of 1994. This new accounting rule requires employers to account for postemployment benefits for former or inactive employees after employment but before retirement on the accrual basis rather than the "pay-as-you-go" basis as at present. Tenneco has determined that implementation of this new rule will reduce 1994 net income by $39 million which will be reported as the cumulative effect of a change in accounting principle.

14. Pension Plans

   Tenneco has retirement plans which cover substantially all of its employees. Benefits are based on years of service and, for most salaried employees, on final average compensation. Tenneco's funding policies are to contribute to the plans amounts necessary to satisfy the funding requirements of federal laws and regulations. Plan assets consist principally of listed equity and fixed income securities.

  The funded status of the plans reconciles with amounts recognized on the balance sheet at December 31, 1993 and 1992, as follows:


                                                                        Plans in Which      Plans in Which
                                                                         Assets Exceed        Accumulated
                                                                          Accumulated          Benefits
                                                                            Benefits        Exceed Assets    All Plans (Note)
                                                                        --------------     ---------------   ----------------
(Millions)                                                               1993     1992      1993     1992     1993     1992
- -----------------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefits based on service
to date and present pay levels at September 30:
 Vested benefit obligation                                              $2,864   $2,023     $ 181    $ 472   $3,045   $2,495
 Non-vested benefit obligation                                             157       59        10       67      167      126
- -----------------------------------------------------------------------------------------------------------------------------
 Accumulated benefit obligation                                          3,021    2,082       191      539    3,212    2,621
Additional amounts related to projected salary increases                   336      288         9        8      345      296
- -----------------------------------------------------------------------------------------------------------------------------
Total projected benefit obligation at September 30                       3,357    2,370       200      547    3,557    2,917
Plan assets at fair value at September 30                                3,531    3,001        84      240    3,615    3,241
- -----------------------------------------------------------------------------------------------------------------------------
Plan assets in excess of (less than) total projected
 benefit obligation at September 30                                        174      631      (116)    (307)      58      324
Contributions during the fourth quarter                                    177        2         2        6      179        8
Unrecognized net (gain) loss resulting from plan
 experience and changes in actuarial assumptions                           205      (28)       11       50      216       22
Unrecognized prior service obligations
 resulting from plan amendments                                            241      165        10       51      251      216
Remaining unrecognized net obligation (asset)
 at initial application                                                   (244)    (290)        8       23     (236)    (267)
Adjustment recorded to recognize minimum liability                           -        -       (32)    (132)     (32)    (132)
- -----------------------------------------------------------------------------------------------------------------------------
Prepaid (accrued) pension cost at December 31                           $  553   $  480     $(117)   $(309)  $  436   $  171
- -----------------------------------------------------------------------------------------------------------------------------


Note: Assets of one plan may not be utilized to pay benefits of other plans.


   In December 1993, Tenneco contributed 3.2 million shares of Cummins Engine Company, Inc. stock having a fair market value of $168 million to the Case Corporation Pension Plan for Hourly-Paid Employees ("Case Plan"). In conjunction with this contribution, active Case salaried employees were transferred (with associated assets) from the Tenneco Inc. Retirement Plan to the Case Plan, and Case hourly retirees were transferred (with associated assets) from the Case Plan to the Tenneco Inc. Retirement Plan. These transactions, which are reflected in the disclosure information shown above as of December 31, 1993, resulted in the fair value of the Case Plan assets now exceeding the accumulated benefit obligation.

  Net pension costs from continuing operations for the years 1993, 1992 and 1991 consist of the following components:


(Millions)                                                                      1993               1992                1991
- ----------------------------------------------------------------------------------------------------------------------------------
Service cost--benefits earned during the year                                        $  89               $  84              $  81
Interest accrued on prior year's projected benefit obligation                          251                 231                227
Expected return on plan assets--
 Actual (return) loss                                                      (545)               (290)               (665)
 Unrecognized excess (deficiency)
  of actual return over expected return                                     231                 (12)                379
                                                                           ----                ----                ----
                                                                                      (314)               (302)              (286)
Net amortization of unrecognized amounts                                                (5)                (10)               (12)
- ----------------------------------------------------------------------------------------------------------------------------------
Net pension costs                                                                    $  21               $   3              $  10
- ----------------------------------------------------------------------------------------------------------------------------------


   Pre-tax gains (losses) resulting from curtailments, settlements and special termination benefits under these plans were $(37) million, $(46) million and $13 million for 1993, 1992 and 1991, respectively, all of which related primarily to restructuring at the Farm and construction equipment segment.

   The weighted average discount rates (which are based on long-term market rates) used in determining the 1993, 1992 and 1991 actuarial present value of the benefit obligations were 7.6%, 8.9% and 9.2%, respectively. The rate of increase in future compensation was 5.1%, 6.6% and 6.6% for 1993, 1992 and 1991, respectively. The weighted average expected long-term rate of return on plan assets was 9.9%, 10.0% and 10.1% for 1993, 1992 and 1991, respectively.

15. Segment and Geographic Area Information


                                                                  Segment
                             -------------------------------------------------------------------------------
                                Natural     Farm and     Auto-                                                Reclass.
                                  Gas     Construction  motive     Ship-                                        and       Consol-
(Millions)                     Pipelines    Equipment    Parts   building   Packaging   Chemicals    Other  Elimination   idated
- ---------------------------------------------------------------------------------------------------------------------------------
At December 31, 1993, and
 for the Year Then Ended
Net sales and operating
 revenues(a)                    $2,862     $ 3,748   $1,839     $1,861      $2,042       $  914     $  (11)    $   -      $13,255
- ---------------------------------------------------------------------------------------------------------------------------------
Operating profit                   425         100      223        238         148           83         26         -        1,243
General corporate
 expenses                          (14)        (18)      (8)       (13)         (9)          (5)        (7)        -          (74)
- ---------------------------------------------------------------------------------------------------------------------------------
Income before interest
 expense and income taxes          411          82      215        225         139           78         19         -        1,169
- ---------------------------------------------------------------------------------------------------------------------------------
Identifiable assets              2,953       6,122    1,086      1,277       1,468          721      1,673      (397)      14,903
Investment in affiliated
 companies                         307          90        4          -           6           62          1         -          470
- ---------------------------------------------------------------------------------------------------------------------------------
    Total assets                 3,260       6,212    1,090      1,277       1,474          783      1,674      (397)      15,373
- ---------------------------------------------------------------------------------------------------------------------------------
Depreciation, depletion
 and amortization                  166         101       55         72          77           33          5         -          509
- ---------------------------------------------------------------------------------------------------------------------------------
Capital expenditures               170         101       96         36         124           59          1         -          587
- ---------------------------------------------------------------------------------------------------------------------------------
At December 31, 1992, and
 for the Year Then Ended
Net sales and operating
 revenues(a)                    $2,183     $ 3,829   $1,808     $2,265      $2,078       $  951     $   25     $   -      $13,139
- ---------------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)            374      (1,160)     237        262         229           78        (23)        -           (3)
General corporate expenses         (14)        (20)      (7)       (13)         (8)          (6)        (9)        -          (77)
- ---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before
 interest expense and
 income taxes                      360      (1,180)     230        249         221           72        (32)        -          (80)
- ---------------------------------------------------------------------------------------------------------------------------------
Identifiable assets              3,117       7,562    1,021      1,469       1,406          718      1,371      (661)      16,003
Investment in affiliated
 companies                         296         103        1          -          23           61         97         -          581
- ---------------------------------------------------------------------------------------------------------------------------------
    Total assets                 3,413       7,665    1,022      1,469       1,429          779      1,468      (661)      16,584
- ---------------------------------------------------------------------------------------------------------------------------------
Depreciation, depletion
 and amortization                  156         154       51         74          73           38          6         -          552
- ---------------------------------------------------------------------------------------------------------------------------------
Capital expenditures for
 continuing operations             251          60       66         35          97           58          2         -          569
- ---------------------------------------------------------------------------------------------------------------------------------
At December 31, 1991, and
 for the Year Then Ended
Net sales and operating
 revenues(a)                    $2,183     $ 4,449   $1,701     $2,216      $1,934       $  916     $   20     $   -      $13,419
- ---------------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)            582      (1,051)     185        242         148          (63)       (94)        -          (51)
General corporate expenses         (21)        (28)     (10)       (17)         (9)          (7)        (4)        -          (96)
- ---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before  interest
 expense and income taxes          561      (1,079)     175        225         139          (70)       (98)        -         (147)
- ---------------------------------------------------------------------------------------------------------------------------------
Identifiable assets              2,975       9,008    1,043      1,529       1,366          776      1,213      (348)      17,562
Investment in affiliated
 companies                         249          41        3          -          19           55        100         -          467
Identifiable assets related
 to the discontinued
 operations of minerals and
 pulp chemicals                      -           -        -          -           -          667          -         -          667
- ---------------------------------------------------------------------------------------------------------------------------------
    Total assets                 3,224       9,049    1,046      1,529       1,385        1,498      1,313      (348)      18,696
- ---------------------------------------------------------------------------------------------------------------------------------
Depreciation, depletion
 and amortization                  134         149       57         72          68           39          7         -          526
- ---------------------------------------------------------------------------------------------------------------------------------
Capital expenditures for
 continuing operations             278         104       84         64         127           69         20         -          746
- ---------------------------------------------------------------------------------------------------------------------------------


See notes on following page.

                                                                       Geographic Area
                                                         -------------------------------------------     Reclass.
                                                         United                 European      Other         and       Consol-
(Millions)                                               States      Canada     Community    Foreign    Elimination   idated
- ------------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 1993, AND FOR THE YEAR THEN ENDED
Net sales and operating revenues:
 External(a)                                             $ 9,888     $  666      $2,211       $490        $   -        $13,255
 Intergeographic area(b)                                     484         77         329         28         (918)             -
- ------------------------------------------------------------------------------------------------------------------------------
   Total                                                  10,372        743       2,540        518         (918)        13,255
- ------------------------------------------------------------------------------------------------------------------------------
Operating profit                                           1,005        100          69         69            -          1,243
General corporate expenses                                   (70)         -          (4)         -            -            (74)
- ------------------------------------------------------------------------------------------------------------------------------
Income before interest expense and income taxes              935        100          65         69            -          1,169
- ------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                       11,839        792       2,174        482         (384)        14,903
Investment in affiliated companies                           429          -           7         34            -            470
- ------------------------------------------------------------------------------------------------------------------------------
   Total assets                                           12,268        792       2,181        516         (384)        15,373
- ------------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 1992, AND FOR THE YEAR THEN ENDED
Net sales and operating revenues:
 External(a)                                             $ 9,507     $  605      $2,599       $428        $   -        $13,139
 Intergeographic area(b)                                     436         72         417         32         (957)             -
- ------------------------------------------------------------------------------------------------------------------------------
   Total                                                   9,943        677       3,016        460         (957)        13,139
- ------------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                      568         67        (666)        28            -             (3)
General corporate expenses                                   (72)         -          (4)        (1)                        (77)
- ------------------------------------------------------------------------------------------------------------------------------
Income (loss) before interest expense and
  income taxes                                               496         67        (670)        27            -            (80)
- ------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                       12,777        790       2,824        455         (843)        16,003
Investment in affiliated companies                           521          -          23         37            -            581
- ------------------------------------------------------------------------------------------------------------------------------
   Total assets                                           13,298        790       2,847        492         (843)        16,584
- ------------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 1991, AND FOR THE YEAR THEN ENDED
Net sales and operating revenues:
 External(a)                                             $ 9,590     $  638      $2,751       $440        $   -        $13,419
 Intergeographic area(b)                                     427         53          72         30         (582)             -
- ------------------------------------------------------------------------------------------------------------------------------
   Total                                                  10,017        691       2,823        470         (582)        13,419
- ------------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                      432        (43)       (482)        42            -            (51)
General corporate expenses                                   (90)        (1)         (5)         -            -            (96)
- ------------------------------------------------------------------------------------------------------------------------------
Income (loss) before interest expense and
  income taxes                                               342        (44)       (487)        42            -           (147)
- ------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                       13,142        929       3,690        484         (683)        17,562
Investment in affiliated companies                           417          -          13         37            -            467
Identifiable assets related to discontinued operations       449        218           -          -            -            667
- ------------------------------------------------------------------------------------------------------------------------------
   Total assets                                           14,008      1,147       3,703        521         (683)        18,696
- ------------------------------------------------------------------------------------------------------------------------------

Notes: (a) Contracts with U.S. government agencies (primarily shipbuilding contracts with the U.S. Navy) accounted for $1.9 billion, $2.4 billion and $2.3 billion for 1993, 1992 and 1991, respectively.
         (b) Products are transferred between geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products.

  Tenneco is engaged in the sale of products for export from the United States. Such sales are reflected in the table below:

                                                                                                           (Millions)
                                                                                                 ------------------------------
Geographic Area            Principal Products                                                    1993        1992         1991
- -------------------------------------------------------------------------------------------------------------------------------
Canada                     Farm and construction equipment, exhaust and ride
                           control systems, natural gas, paperboard products,
                           molded and pressed pulp goods, corrugated boxes                       $ 383       $ 349       $ 337
European Community         Navigation aids, farm and construction equipment,
                           molded and pressed pulp goods, paperboard products                      135         158         146
Other Foreign              Farm and construction equipment, ride control systems,
                           molded and pressed pulp goods, paperboard products,
                           corrugated boxes                                                        227         195         193
- -------------------------------------------------------------------------------------------------------------------------------
Total Export Sales                                                                               $ 745       $ 702       $ 676
- -------------------------------------------------------------------------------------------------------------------------------

16. Commitments and Contingencies

Capital Commitments

   Tenneco estimates that expenditures aggregating $700 million will be required after December 31, 1993, to complete facilities and projects authorized at such date, and substantial commitments have been made in connection therewith.

Purchase Obligations

   In connection with the financing commitments of certain joint ventures, Tenneco has entered into unconditional purchase obligations for products and services of $197 million ($152 million on a present value basis). Tenneco's annual obligations under these agreements are $26 million for 1994 and 1995, $25 million for 1996, $23 million for 1997 and $22 million for 1998. Payments under such obligations, including additional purchases in excess of contractual obligations, were $31 million, $33 million and $35 million for the years 1993, 1992 and 1991, respectively. In addition, in connection with the Great Plains coal gasification project (Dakota Gasification Company), Tenneco has contracted to purchase 30% of the output of the plant's original design capacity for a remaining period of 16 years.

Lease Commitments

   Tenneco holds certain of its facilities and equipment under long-term leases. The minimum rental commitments under non-cancelable operating leases with lease terms in excess of one year are $171 million, $150 million, $126 million, $121 million and $118 million for the years 1994, 1995, 1996, 1997 and 1998, respectively, and $1,084 million for subsequent years. Of these amounts, $78 million for each of the years 1994, 1995 and 1996, $81 million for 1997, $89 million for 1998 and $872 million for subsequent years are lease payment commitments to GECC, John Hancock and Metropolitan Life for assets purchased from Georgia-Pacific in January 1991 and leased to Tenneco. Commitments under capital leases were not significant to the accompanying financial statements. Total rental expense for continuing operations for the years 1993, 1992 and 1991, was $207 million, $218 million and $215 million, respectively, including minimum rentals under non-cancelable operating leases of $198 million, $208 million and $206 million for the corresponding periods.

Litigation

   On November 19, 1993, the Supreme Court of the State of Louisiana denied a writ of certiorari which had the effect of affirming the decision of the Louisiana Court of Appeals holding in the case of Louisiana Intrastate Gas Corporation v. Martin Intrastate Gas Company, originally brought in the 22nd Judicial District Court for St. Tammany Parish, Louisiana, on October 25, 1991. The case involved a dispute between Louisiana Intrastate Gas Corporation ("LIG") and Martin Intrastate Gas Company ("Martin Intrastate"), of which Kenneth G. Martin is President, as to the nature and extent of Martin Intrastate's right to compel LIG to purchase natural gas under a 1978 gas purchase contract entered into by another affiliate of Kenneth G. Martin which subsequently filed for bankruptcy. The seller's rights under the contract were later purportedly assigned to Martin Intrastate. The original party seller was Martin Exploration Company, now a subsidiary of Tennessee. Tenneco's involvement in the case arose from its agreement to retain certain LIG liabilities in connection with its sale of LIG in 1989.

   In essence, Martin Intrastate originally claimed that it had been validly assigned all of seller's rights under the contract, that the contract was "statewide," covering all available gas that Martin Intrastate owned, controlled or had the right to sell, for its own account or for the account of others, and that the contract provided for a purchase price of about six times the current wellhead price.

   The Louisiana Court of Appeals held that Martin Exploration Company, the Tennessee subsidiary, holds the rights to sell gas to LIG under the "statewide" gas purchase contract. As a result of the denial of writ, the decision of the Louisiana Court of Appeals is final and nonappealable, and the case has been concluded without a material adverse effect on the financial condition or results of operations of Tenneco Inc. and its consolidated subsidiaries.

   Tenneco Inc. and its subsidiaries are parties to numerous other legal proceedings arising from their operations. Tenneco Inc. believes that the outcome of these proceedings, individually and in the aggregate, will have no material effect on the financial position or results of operations of Tenneco Inc. and its consolidated subsidiaries.

Environmental Matters

   In 1988, Tennessee initiated an internal project to identify and deal with the presence of polychlorinated biphenyls (PCBs) at compressor stations operated by both its interstate and intrastate natural gas pipeline systems. This situation arose as a result of the use of a PCB-containing lubricant, purchased between 1953 and the early 1970's, in air compressors which are used to start the main gas compressor engines (lubricants containing PCBs were not used in the main gas compressor engines themselves). The project was subsequently expanded to include a full screening for the presence of other substances included on the U.S. Environmental Protection Agency List of Hazardous Substances. Tennessee conducted the project with frequent contact with federal and state regulatory agencies, both through informal negotiation and formal entry of consent orders, in order to assure that site characterization efforts met regulatory requirements.

   At the conclusion of a comprehensive study to estimate remediation costs for its compressor sites and all other sites on Tennessee's interstate and intrastate pipeline systems at which listed substances had been identified, Tenneco recorded a reserve of $260 million for estimated future environmental expenses including: 1) expected remediation expense and associated onsite, offsite and groundwater technical studies, 2) legal fees and 3) settlement of third party and governmental litigation, including civil penalties. Through December 31, 1993, Tenneco has charged $64 million against this environmental reserve. Based upon Tennessee's continuing evaluation and experience to date, Tenneco believes the amount of the reserve is still appropriate. Of the remaining reserve, $41 million has been recorded on the balance sheet under "Payables-trade" and $155 million under "Deferred credits and other liabilities."

   Tenneco believes that a substantial portion of these costs, which will be expended over the next five to ten years, will be recovered through rates charged to customers of its natural gas pipelines. The estimated costs expected to be recovered, amounting to $230 million, were recorded in 1991 as an asset ($30 million in "Current assets" and $200 million in "Investments and other assets"). The estimated unrecoverable portion, amounting to $30 million, was charged against income and reflected in "Operating expenses" in 1991. Tennessee is currently recovering environmental expenses annually in its rates. A significant portion of these expenses remains subject to review and refund in Tennessee's pending rate case. As of December 31, 1993, the asset balance is $167 million ($37 million in "Current assets" and $130 million in "Investments and other assets").

  Tenneco believes that its liability insurance policies in effect during the period in which the environmental issues occurred provide coverage for remediation costs and related claims. In 1991, the Company commenced litigation in a Louisiana state court against 26 of its insurance carriers during this period, seeking recovery of losses which the Company incurred. The issues in dispute involve determining: 1) whether the presence of PCBs and other substances at each compressor station constituted a separate occurrence for purposes of the per-occurrence limits of the policies, 2) the applicability of the pollution exclusions in certain policies issued after 1971, 3) the applicability of provisions which exclude the environmental impacts located solely on the insured's property, 4) whether the term "property damage" in the policies will cover the cost of compliance with governmental clean-up directives, 5) the allocation of costs to the various policies in effect during the period the environmental impact occurred, 6) the applicability of provisions excluding pollution that is "expected or intended" and 7) the adequacy of notice of claims to insurance carriers. This environmental insurance coverage litigation remains pending. Tenneco has completed settlements with five of the defendants' carriers and believes that the likelihood of recovery against the remaining defendant carriers is reasonably possible. While it believes its legal position to be meritorious, Tenneco has not adjusted its environmental reserve to reflect any insurance recoveries.

   Tenneco has identified other sites in its various operating divisions where environmental remediation expense may be required should there be a change in ownership, operations or applicable regulations. These possibilities cannot be predicted or quantified at this time and accordingly, no provision has been recorded. However, provisions have been made for all instances where it has been determined that the incurrence of any material remedial expense is reasonably possible.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                              Income
                               Income                       (Loss) from                         Cumulative
                 Net Sales   (Loss) Before      Income      Discontinued                     Effect of Changes
                   and         Interest      (Loss) from     Operations,    Extraordinary      in Accounting          Net
Quarter          Operating   Expense and      Continuing      Net of        Loss, Net of      Principles, Net        Income
(Millions)       Revenues    Income Taxes     Operations     Income Tax     Income Tax(a)      of Income Tax         (Loss)
- ----------------------------------------------------------------------------------------------------------------------------------
1993 1st         $ 3,247     $  274             $  74         $    -          $    -            $    -              $    74
     2nd           3,482        303               111              -             (23)                -                   88
     3rd           3,150        275               116              -              (2)                -                  114
     4th           3,376        317               150              -               -                 -                  150
- ----------------------------------------------------------------------------------------------------------------------------------
                 $13,255     $1,169             $ 451         $    -          $  (25)           $    -              $   426
- ----------------------------------------------------------------------------------------------------------------------------------
1992 1st         $ 3,210     $  207             $  35         $   (2)         $    -            $ (699)             $  (666)
     2nd           3,435        296                50             73               -                 -                  123
     3rd           3,180        177                46              -               -                 -                   46
     4th           3,314       (760)(b)          (814)(b)          -             (12)                -                 (826)(b)
- ----------------------------------------------------------------------------------------------------------------------------------
                 $13,139     $  (80)            $(683)        $   71          $  (12)           $ (699)             $(1,323)
- ----------------------------------------------------------------------------------------------------------------------------------

                                              Earnings (Loss) per Average Share of Common Stock
                 -----------------------------------------------------------------------------------------------------------------
                                                                                         Cumulative
                                                                                      Effect of Changes              Net
                Continuing               Discontinued           Extraordinary           in Accounting               Income
Quarter        Operations(c)              Operations               Loss(c)              Principles(c)              (Loss)(c)
- ----------------------------------------------------------------------------------------------------------------------------------
1993 1st         $  .46                     $   -                 $   -                  $    -                     $  .46
     2nd            .63                         -                  (.13)                      -                        .50
     3rd            .64                         -                  (.01)                      -                        .63
     4th            .83                         -                     -                       -                        .83
- ----------------------------------------------------------------------------------------------------------------------------------
                 $ 2.59                     $   -                 $(.15)                 $    -                     $ 2.44
- ----------------------------------------------------------------------------------------------------------------------------------
1992 1st         $  .22                     $(.02)                $   -                  $(4.92)                    $(4.72)
     2nd            .32                       .52                     -                       -                        .84
     3rd            .28                         -                     -                       -                        .28
     4th          (5.55)(b)                     -                  (.08)                      -                      (5.63)(b)
- ----------------------------------------------------------------------------------------------------------------------------------
                 $(4.85)                    $ .50                 $(.08)                 $(4.86)                    $(9.29)
- ----------------------------------------------------------------------------------------------------------------------------------

(a) Represents the redemption premium related to the retirement of long-term debt.
(b) Includes a pre-tax restructuring charge of $920 million ($843 million after tax, or $5.85 per average common share).
(c) The sum of the quarters does not equal the total of the respective year's earnings per share due to the issuance of additional shares throughout the year.

The preceding notes are an integral part of the foregoing financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There has been no change in accountants during 1993 or 1992, nor has there been any disagreement on any matter of accounting principles or practices or financial disclosure which in either case is required to be reported pursuant to this Item 9.

                                    PART III

  Item 10, "Directors and Executive Officers of the Registrant", Item 11, "Executive Compensation", Item 12, "Security Ownership of Certain Beneficial Owners and Management", and Item 13, "Certain Relationships and Related Transactions", have been omitted from this report inasmuch as Tenneco Inc. will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the Annual Meeting of Stockholders of Tenneco Inc. to be held on May 10, 1994, at which meeting the stockholders will vote upon the election of directors. The information under the caption "Election of Directors" in such Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                    FINANCIAL STATEMENTS INCLUDED IN ITEM 8

  See "Index to Financial Statements of Tenneco Inc. and Consolidated Subsidiaries" set forth in Item 8, "Financial Statements and Supplementary Data."

        INDEX TO FINANCIAL STATEMENTS AND SCHEDULES INCLUDED IN ITEM 14

                                                                             PAGE
                                                                             ----
Schedules of Tenneco Inc. and Consolidated Subsidiaries--
   Schedule   II --Amounts receivable from related parties and
                   underwriters, promoters and employees other than related
                   parties--three years ended
                   December 31, 1993......................................   66
   Schedule  III --Condensed financial information of registrant..........   67
   Schedule    V --Plant, property and equipment--three years ended
                   December 31, 1993......................................   71
   Schedule   VI --Accumulated depreciation, depletion and amortization of plant, property and equipment--three years ended
                   December 31, 1993......................................   72
   Schedule VIII --Valuation and qualifying accounts--three years ended
                   December 31, 1993......................................   73
   Schedule   IX --Short-term borrowings--three years ended December 31,
                   1993...................................................   74
   Schedule    X --Supplementary income statement information--three years
                   ended December 31, 1993................................   75

               SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE

           Schedule    I --Marketable securities--Other investments
           Schedule   IV --Indebtedness of and to related parties--Not current
           Schedule  VII --Guarantees of securities of other issuers
           Schedule   XI --Real estate and accumulated depreciation
           Schedule  XII --Mortgage loans on real estate
           Schedule XIII --Other investments
           Schedule  XIV --Supplemental Information Concerning Property--
                           Casualty Insurance Operations

                                                                     SCHEDULE II

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

           SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
                     UNDERWRITERS, PROMOTERS AND EMPLOYEES
                           OTHER THAN RELATED PARTIES
                                  (THOUSANDS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

              COLUMN A                COLUMN B  COLUMN C   COLUMN D   COLUMN E
- -------------------------------------------------------------------------------
                                     BALANCE AT                      BALANCE AT
                                     BEGINNING                         END OF
       NAME OF DEBTOR (NOTE)          OF YEAR   ADDITIONS DEDUCTIONS    YEAR
- -------------------------------------------------------------------------------
Year Ended December 31, 1993
 Short-term notes receivable--
  Loans to employees of Albright &
   Wilson Limited...................   $2,624    $  172     $1,660     $1,136
  Loan to employee of Case
   Corporation......................      100        --        100         --
  Loans to employees of J. I. Case
   Europe, Ltd. ....................      151       136        287         --
  Loan to employee of Dixie
   Container Corporation ...........       98        --         98         --
                                       ------    ------     ------     ------
                                       $2,973    $  308     $2,145     $1,136
                                       ======    ======     ======     ======
Year Ended December 31, 1992
 Short-term notes receivable--
  Loans to employees of Albright &
   Wilson Limited...................   $4,048    $  161     $1,585     $2,624
  Loan to employee of Case
   Corporation......................      100        --         --        100
  Loans to employees of J. I. Case
   Europe, Ltd. ....................      299        --        148        151
  Loan to employee of Dixie
   Container Corporation............       98        --         --         98
                                       ------    ------     ------     ------
                                       $4,545    $  161     $1,733     $2,973
                                       ======    ======     ======     ======
Year Ended December 31, 1991
 Short-term notes receivable--
  Loans to employees of Albright &
   Wilson Limited...................   $3,482    $2,473     $1,907     $4,048
  Loan to employee of Case
   Corporation......................      100        --         --        100
  Loans to employees of J. I. Case
   Europe, Ltd. ....................      116       187          4        299
  Loan to employee of Dixie
   Container Corporation............      196        --         98         98
                                       ------    ------     ------     ------
                                       $3,894    $2,660     $2,009     $4,545
                                       ======    ======     ======     ======

- --------
Note: Primarily temporary noninterest-bearing home loans.

                                                                    SCHEDULE III

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  TENNECO INC.

                          STATEMENTS OF INCOME (LOSS)

                                                              (MILLIONS)
                                                              YEARS ENDED
                                                             DECEMBER 31,
                                                          ---------------------
                                                          1993    1992    1991
                                                          -----  -------  -----
Interest Income.........................................  $  41  $    --  $  --
Other Income (Loss), Net................................     39       --     (3)
                                                          -----  -------  -----
                                                             80       --     (3)
                                                          -----  -------  -----
Interest Expense and Other..............................    294      278    300
                                                          -----  -------  -----
Loss from Continuing Operations Before Income Taxes and
 Equity
 in Net Income from Continuing Operations of Affiliated
 Companies..............................................   (214)    (278)  (303)
                                                          -----  -------  -----
Income Tax Expense (Benefit):
 Current................................................   (100)     (78)   (53)
 Deferred...............................................     20      (15)   (51)
                                                          -----  -------  -----
                                                            (80)     (93)  (104)
                                                          -----  -------  -----
Equity in Net Income (Loss) from Continuing Operations
 of Affiliated Companies................................    585     (498)  (493)
                                                          -----  -------  -----
Income (Loss) from Continuing Operations................    451     (683)  (692)
Income (Loss) from Discontinued Operations, Net of
 Income Tax.............................................     --       71    (40)
                                                          -----  -------  -----
Income (Loss) Before Extraordinary Loss.................    451     (612)  (732)
Extraordinary Loss, Net of Income Tax...................    (25)     (12)    --
                                                          -----  -------  -----
Income (Loss) before Cumulative Effect of Changes in Ac-
 counting Principles....................................    426     (624)  (732)
Cumulative Effect of Changes in Accounting Principles,
 Net of Income Tax......................................     --     (699)    --
                                                          -----  -------  -----
Net Income (Loss).......................................    426   (1,323)  (732)
Preferred Stock Dividends...............................     14       16     16
                                                          -----  -------  -----
Net Income (Loss) to Common Stock.......................  $ 412  $(1,339) $(748)
                                                          =====  =======  =====

 (The accompanying notes to financial statements are an integral part of these statements of income (loss).)

                                                                    SCHEDULE III
                                                                     (CONTINUED)

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  TENNECO INC.

                            STATEMENTS OF CASH FLOWS

                                                              (MILLIONS)
                                                              YEARS ENDED
                                                             DECEMBER 31,
                                                           -------------------
                                                           1993   1992   1991
                                                           -----  -----  -----
Operating Activities:
 Income (loss) from continuing operations................. $ 451  $(683) $(692)
 Adjustments to reconcile income (loss) from continuing
  operations to
  net cash provided (used) by operating activities--
   Deferred income taxes..................................    20    (15)   (51)
   Undistributed (earnings) losses of affiliated
    companies.............................................  (585)   619    503
   Changes in components of working capital--
    (Increase) decrease in receivables....................   200   (163)   (47)
    Increase (decrease) in payables.......................   (27)   103     28
    Increase (decrease) in taxes accrued..................   (19)    (8)    24
    Increase (decrease) in interest accrued...............    (7)    17     25
    Increase (decrease) in other current liabilities......    --     (1)     2
   Other..................................................   (18)    24     12
                                                           -----  -----  -----
Net cash provided (used) by operating activities..........    15   (107)  (196)
                                                           -----  -----  -----
Investing Activities:
 Investments and other....................................  (224)  (371)    34
                                                           -----  -----  -----
Financing Activities:
 Issuance of common, treasury and SECT shares............. 1,234    318     --
 Purchase of common stock.................................    (7)    (3)    (1)
 Issuance of Series A preferred stock.....................    --     --    512
 Redemption of preferred stock............................   (30)    (6)   (10)
 Issuance of long-term debt--
  Note payable to Tenneco France Finance S.A. ............    --     --    142
  Other...................................................    --    888    697
 Retirement of long-term debt.............................  (256)    (5)    (2)
 Net increase (decrease) in short-term debt excluding
  current maturities on long-term debt--
   Notes payable to Tennessee Gas Pipeline Company........  (714)  (356)  (185)
   Note payable to Tenneco Credit Corporation.............    99     --     --
   Demand note payable to Packaging Corporation of
    America...............................................   243     --     --
   Other..................................................   (53)   (92)  (636)
 Dividends (common and preferred).........................  (307)  (266)  (355)
                                                           -----  -----  -----
Net cash provided by financing activities.................   209    478    162
                                                           -----  -----  -----
Increase (Decrease) in Cash and Temporary Cash
 Investments..............................................    --     --     --
Cash and Temporary Cash Investments, January 1............    --     --     --
                                                           -----  -----  -----
Cash and Temporary Cash Investments, December 31 (Note)... $  --  $  --  $  --
                                                           =====  =====  =====
Cash paid during the year for interest.................... $ 304  $ 269  $ 283
Cash paid during the year for income taxes (net of
 refunds)................................................. $  99  $ 567  $  21

- --------
Note: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at date of purchase.

 (The accompanying notes to financial statements are an integral part of these statements of cash flows.)

                                                                    SCHEDULE III
                                                                     (CONTINUED)

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  TENNECO INC.

                                 BALANCE SHEETS

                                                                 (MILLIONS)
                                                                DECEMBER 31,
                                                               ---------------
                                                                1993    1992
                                                               ------  -------
ASSETS
Current Assets:
 Note receivable from Tenneco International Finance Ltd. ..... $   --  $   209
 Accounts receivable--
  Affiliated companies........................................    221      196
  Other.......................................................    139        6
                                                               ------  -------
                                                                  360      411
                                                               ------  -------
Investments and Other Assets:
 Investment in affiliated companies...........................  5,999    5,567
 Other........................................................     32       34
                                                               ------  -------
                                                                6,031    5,601
                                                               ------  -------
                                                               $6,391  $ 6,012
                                                               ======  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Current maturities on long-term debt......................... $  135  $   256
 Commercial paper.............................................     51       52
 Notes payable--
  Affiliated companies........................................     --       32
  Other.......................................................      5       25
 Interest-bearing notes payable to Tennessee Gas Pipeline Com-
  pany........................................................    205      919
 Interest-bearing note payable to Tenneco Credit Corporation..     99       --
 Demand notes payable to Tenneco Corporation..................    298      298
 Demand note payable to Packaging Corporation of America......    243       --
 Accounts payable to affiliated companies.....................    225      427
 Taxes accrued--
  Current.....................................................     --       19
  Deferred....................................................     --        2
 Interest accrued.............................................     60       67
 Other........................................................      3        4
                                                               ------  -------
                                                                1,324    2,101
                                                               ------  -------
Long-term Debt--
 Interest-bearing note payable to Tenneco France Finance S.A.
  ............................................................    148      159
 Other........................................................  2,093    2,227
                                                               ------  -------
                                                                2,241    2,386
                                                               ------  -------
Deferred Income Taxes.........................................     26       --
                                                               ------  -------
Deferred Credits and Other Liabilities........................     36        4
                                                               ------  -------
Preferred Stock...............................................    163      191
                                                               ------  -------
Stockholders' Equity:
 Series A preferred stock.....................................      9        9
 Common stock.................................................    870      752
 Stock Employee Compensation Trust (common stock held in
  trust)......................................................   (499)    (488)
 Premium on common stock and other capital surplus............  3,714    2,637
 Cumulative translation adjustments...........................   (303)    (230)
 Retained earnings (accumulated deficit)......................   (980)  (1,082)
                                                               ------  -------
                                                                2,811    1,598
 Less--Shares held as treasury stock, at cost.................    210      268
                                                               ------  -------
                                                                2,601    1,330
                                                               ------  -------
                                                               $6,391  $ 6,012
                                                               ======  =======

 (The accompanying notes to financial statements are an integral part of these balance sheets.)

                                                                    SCHEDULE III
                                                                     (CONTINUED)

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  TENNECO INC.

                         NOTES TO FINANCIAL STATEMENTS

Accounting Policies

  The financial statements of Tenneco Inc. should be read in conjunction with the financial statements of Tenneco Inc. and Consolidated Subsidiaries presented in this document.

  Majority-owned subsidiaries and companies in which at least a 20% voting interest is owned are carried at cost plus equity in undistributed earnings since date of acquisition and cumulative translation adjustments. At December 31, 1993, equity in undistributed earnings and cumulative translation adjustments amounted to $3,692 million and $(280) million, respectively; at December 31, 1992, the corresponding amounts were $2,961 million and $(199) million, respectively.

  Dividends received from companies accounted for on an equity basis amounted to none, $121 million and $10 million for 1993, 1992 and 1991, respectively.

Income Taxes

  Tenneco Inc.'s pre-tax earnings (losses) from continuing operations (excluding equity in net income (loss) from continuing operations of affiliated companies) for the years 1993, 1992 and 1991 are principally domestic. The differences between the U.S. income tax benefit, reflected in the Statements of Income (Loss), of $80 million, $93 million and $104 million for the years 1993, 1992 and 1991 and the income tax expense (benefit), computed at the U.S. federal income tax rates, of $130 million, $(264) million and $(271) million, respectively, consisted principally of the tax effect of equity in net income
(loss) from continuing operations of affiliated companies.

Long-Term Debt and Current Maturities

  The aggregate maturities and sinking fund requirements applicable to the long-term debt issues outstanding at December 31, 1993, are $135 million, $10 million, $160 million, $19 million and $774 million for 1994, 1995, 1996, 1997 and 1998, respectively.

Financial Instruments

  Tenneco Inc. has guaranteed the performance of certain subsidiaries pursuant to arrangements under which receivables are factored on a nonrecourse basis with Tenneco Credit Corporation. Also, Tenneco Inc. has agreed to pay to Tenneco Credit Corporation a service charge to the extent necessary so that the earnings of Tenneco Credit Corporation and its consolidated subsidiaries (before fixed charges and income taxes) are not less than 125% of the fixed charges.

 (The above notes are an integral part of the foregoing financial statements.)

                                                                      SCHEDULE V

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

              SCHEDULE V -- PLANT, PROPERTY AND EQUIPMENT (NOTE 1)
                                   (MILLIONS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

    COLUMN A        COLUMN B   COLUMN C COLUMN D COLUMN E   COLUMN F   COLUMN C COLUMN D  COLUMN E     COLUMN F   COLUMN C
- --------------------------------------------------------------------------------------------------------------------------
                                                  OTHER
                                                 CHANGES                                    OTHER
                                                   ADD                                   CHANGES ADD
                   BALANCE AT   ADDI-   RETIRE-  (DEDUCT)  BALANCE AT   ADDI-   RETIRE-   (DEDUCT)    BALANCE AT   ADDI-
                  DECEMBER 31,  TIONS    MENTS   (NOTES 3 DECEMBER 31,  TIONS    MENTS    (NOTES 3,  DECEMBER 31,  TIONS
 CLASSIFICATION       1990     AT COST  (NOTE 2)  AND 4)      1991     AT COST  (NOTE 2) 4, 5 AND 6)     1992     AT COST
- --------------------------------------------------------------------------------------------------------------------------
Natural gas
pipelines.......    $ 4,817      $278     $141     $ 14     $ 4,968      $251    $   54     $  17      $ 5,182      $170
Farm and con-
struction equip-
ment............      2,522       104       70      (17)      2,539        60       137      (385)       2,077       101
Automotive
parts...........        902        84       20       (3)        963        66        13       (53)         963        96
Shipbuilding....      1,489        64       15       (2)      1,536        35        16        --        1,555        36
Packaging.......      1,224       127       27       23       1,347        97        46        --        1,398       124
Chemicals and
minerals........      1,424       217       41      (19)      1,581        84       829      (128)         708        59
Other...........        200        20        9       (8)        203         2        10        22          217         1
                    -------      ----     ----     ----     -------      ----    ------     -----      -------      ----
                    $12,578      $894     $323     $(12)    $13,137      $595    $1,105     $(527)     $12,100      $587
                    =======      ====     ====     ====     =======      ====    ======     =====      =======      ====
    COLUMN A      COLUMN D COLUMN E   COLUMN F
- --------------------------------------------------------------------------------------------------------------------------
                            OTHER
                           CHANGES
                             ADD
                  RETIRE-  (DEDUCT)  BALANCE AT
                   MENTS   (NOTES 3 DECEMBER 31,
 CLASSIFICATION   (NOTE 2)  AND 4)      1993
- --------------------------------------------------------------------------------------------------------------------------
Natural gas
pipelines.......    $137     $ 31     $ 5,246
Farm and con-
struction equip-
ment............     239       (2)      1,937
Automotive
parts...........      18      (27)      1,014
Shipbuilding....      63       (1)      1,527
Packaging.......      48       (6)      1,468
Chemicals and
minerals........       5      (23)        739
Other...........      34       --         184
                  -------- -------- ------------
                    $544     $(28)    $12,115
                  ======== ======== ============

- ----
Notes:
  (1) Reference is made to Note 1 to financial statements in Part II for bases of provision for depreciation and amortization.
  (2) Retirements of plant by the Natural gas pipelines group are recorded at original cost, and retirements of other properties are recorded at cost.
  (3) Includes acquired companies at date of acquisition (1991 includes $34 million by the Packaging group and $1 million by the Automotive parts group, 1992 includes $11 million by the Natural gas pipelines group and 1993 includes $1 million by the Automotive parts group).
  (4) Includes FAS No. 52 foreign currency translation changes totaling $(35) million, $(283) million and $(86) million in 1991, 1992 and 1993, respectively.
  (5) Includes FAS No. 109 accounting principle changes of $70 million in the Farm and construction equipment group and $12 million in the Packaging group. See Note 1 to financial statements in Part II for additional information.
  (6) Includes amounts charged to restructuring expense of $(340) million in the Farm and construction equipment group. See Note 2 to financial statements in Part II for additional information.

                                                                     SCHEDULE VI

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

      SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                   OF PLANT, PROPERTY AND EQUIPMENT (NOTE 1)
                                   (MILLIONS)

==========================================================================================================================
    COLUMN A        COLUMN B   COLUMN C  COLUMN D COLUMN E   COLUMN F   COLUMN C  COLUMN D COLUMN E   COLUMN F   COLUMN C
- --------------------------------------------------------------------------------------------------------------------------
                               ADDITIONS                                ADDITIONS           OTHER
                                CHARGED            OTHER                 CHARGED           CHANGES               ADDITIONS
                                  TO              CHANGES                  TO                ADD                  CHARGED
                   BALANCE AT  COSTS AND            ADD     BALANCE AT  COSTS AND          (DEDUCT)  BALANCE AT     TO
                  DECEMBER 31, EXPENSES  RETIRE-  (DEDUCT) DECEMBER 31, EXPENSES  RETIRE-  (NOTES 3 DECEMBER 31, COSTS AND
  DESCRIPTION         1990     (NOTE 2)   MENTS   (NOTE 3)     1991     (NOTE 2)   MENTS    AND 4)      1992     EXPENSES
- --------------------------------------------------------------------------------------------------------------------------
Natural gas
pipelines.......     $3,027      $134      $ 84     $  1      $3,078      $156      $ 59     $  6      $3,181      $166
Farm and con-
struction equip-
ment............        910       149        53       (2)      1,004       154        88      (18)      1,052       101
Automotive
parts...........        421        57        14       (2)        462        51        10      (22)        481        55
Shipbuilding....        504        72        10       --         566        74        13       --         627        72
Packaging.......        529        68        14       (1)        582        73        12       (3)        640        77
Chemicals and
minerals........        530        63        24       (4)        565        51       220      (61)        335        33
Other...........         61         7         4       (2)         62         6         5        9          72         5
                     ------      ----      ----     ----      ------      ----      ----     ----      ------      ----
                     $5,982      $550      $203     $(10)     $6,319      $565      $407     $(89)     $6,388      $509
                     ======      ====      ====     ====      ======      ====      ====     ====      ======      ====
    COLUMN A      COLUMN D COLUMN E   COLUMN F
- --------------------------------------------------------------------------------------------------------------------------
                            OTHER
                           CHANGES
                             ADD     BALANCE AT
                  RETIRE-  (DEDUCT) DECEMBER 31,
  DESCRIPTION      MENTS   (NOTE 3)     1993
- --------------------------------------------------------------------------------------------------------------------------
Natural gas
pipelines.......    $134     $  6      $3,219
Farm and con-
struction equip-
ment............     172      (17)        964
Automotive
parts...........      14      (24)        498
Shipbuilding....      39       (1)        659
Packaging.......      32       (2)        683
Chemicals and
minerals........       4      (11)        353
Other...........      18       --          59
                  -------- -------- ------------
                    $413     $(49)     $6,435
                  ======== ======== ============

- ----
Notes:
  (1) Reference is made to Note 1 to financial statements in Part II for bases of provision for depreciation and amortization.
  (2) Includes amounts charged to discontinued operations of $24 million for 1991 and $13 million for 1992 in the Chemicals and minerals group.
  (3) Includes FAS No. 52 foreign currency translation changes totaling $(9) million, $(129) million and $(47) million in 1991, 1992 and 1993, respectively.
  (4) Includes FAS No. 109 accounting principle changes of $27 million in the Farm and construction equipment group and $2 million in the Packaging group. See Note 1 to financial statements in Part II for additional information.

                                                                   SCHEDULE VIII

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                                   (MILLIONS)
==============================================================================

        COLUMN A           COLUMN B        COLUMN C         COLUMN D  COLUMN E
- ------------------------------------------------------------------------------
                                           ADDITIONS
                                     ---------------------
                          BALANCE AT CHARGED TO CHARGED TO            BALANCE
                          BEGINNING  COSTS AND    OTHER    DEDUCTIONS  AT END
       DESCRIPTION         OF YEAR    EXPENSES   ACCOUNTS    (NOTE)   OF YEAR
- ------------------------------------------------------------------------------
Allowance for Doubtful
 Accounts Deducted from
 Assets to Which it
  Applies:
  Year Ended December 31,
   1993..................    $119       $48        $ 3        $41       $129
                             ====       ===        ===        ===       ====
  Year Ended December 31,
   1992..................    $103       $57        $11        $52       $119
                             ====       ===        ===        ===       ====
  Year Ended December 31,
   1991..................    $ 86       $36        $10        $29       $103
                             ====       ===        ===        ===       ====

- --------
Note: Uncollectible accounts written off, net of recoveries on accounts previously written off.

                                                                     SCHEDULE IX

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                  SCHEDULE IX -- SHORT-TERM BORROWINGS (NOTE)
                                   (MILLIONS)

======================================================================================
        COLUMN A          COLUMN B    COLUMN C     COLUMN D    COLUMN E     COLUMN F
- ---------------------------------------------------------------------------------------
                                                    MAXIMUM     AVERAGE
                                      WEIGHTED     MONTH-END   MONTH-END    WEIGHTED
                                       AVERAGE      AMOUNT      AMOUNT       AVERAGE
      CATEGORY OF        BALANCE AT INTEREST RATE OUTSTANDING OUTSTANDING INTEREST RATE
       SHORT-TERM          END OF     AT END OF   DURING THE  DURING THE   DURING THE
       BORROWINGS           YEAR        YEAR         YEAR        YEAR         YEAR
- ---------------------------------------------------------------------------------------
Year Ended December 31,
 1993
 Lines of Credit........   $   92        7.0%       $  470      $  203         5.9%
 Commercial Paper.......      496        4.0%          608         501         4.4%
 Current Maturities on
  Long-Term Debt........      686
                           ------
  Total.................   $1,274
                           ======
Year Ended December 31,
 1992
 Lines of Credit........   $  137        6.6%       $1,164      $  680         7.1%
 Commercial Paper.......      491        6.0%        1,018         791         5.4%
 Current Maturities on
  Long-Term Debt........    1,068
                           ------
  Total.................   $1,696
                           ======
Year Ended December 31,
 1991
 Lines of Credit........   $1,057        6.8%       $1,731      $1,027         8.6%
 Commercial Paper.......      623        7.4%        2,469       1,932         7.4%
 Current Maturities on
  Long-Term Debt........      772
                           ------
  Total.................   $2,452
                           ======

- --------
Note: See Note 7 to the financial statements in Part II for additional information.

                                                                      SCHEDULE X

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                   (MILLIONS)

================================================================================

                            COLUMN A                                COLUMN B
- -------------------------------------------------------------------------------
                                                                   CHARGED TO
                                                                   COSTS AND
                                                                    EXPENSES
                                                                 --------------
                              ITEM                               1993 1992 1991
- -------------------------------------------------------------------------------
Maintenance and repairs......................................... $313 $318 $359
                                                                 ==== ==== ====
Taxes, other than payroll and income taxes...................... $133 $249 $190
                                                                 ==== ==== ====

                              REPORTS ON FORM 8-K

  During the fourth quarter of the fiscal year ended December 31, 1993, Tenneco Inc. filed with the Securities and Exchange Commission a Current Report on Form 8-K dated November 1, 1993, with respect to the issuing of a press release regarding the medical condition of Mike Walsh, Chairman and Chief Executive Officer of Tenneco Inc.

                                    EXHIBITS

  The following exhibits are filed with Tenneco Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, or incorporated therein by reference (exhibits designated by an asterisk were filed with the Report; all other exhibits were incorporated by reference):

      3(a)(1)   --Certificate of Incorporation as amended and supplemented as of December
                  8, 1987 (Exhibit 3(a) to Form 10-K for the fiscal year ended December 31,
                  1987, File No. 1-9864).
      3(a)(2)   --Certificate of Amendment to Certificate of Incorporation dated May 17,
                  1988 (Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 1988, File
                  No. 1-9864).
      3(a)(3)   --Certificate of Designation, Preferences and Rights of Series A
                  Participating Junior Preferred Stock, dated May 24, 1988 (Exhibit 3(b) to
                  Form 10-Q for the quarter ended June 30, 1988, File No. 1-9864).
      3(a)(4)   --Certificate of Retirement of Preferred Stock Redeemed or Purchased dated
                  February 21, 1989 (Exhibit 3(a)(4) to Form 10-K for the fiscal year ended
                  December 31, 1988, File No. 1-9864).
      3(a)(5)   --Certificate of Retirement of Preferred Stock Redeemed or Purchased dated
                  February 21, 1990 (Exhibit 3(a)(5) to Form 10-K for the fiscal year ended
                  December 31, 1989, File No. 1-9864).
      3(a)(6)   --Certificate of Retirement of Preferred Stock Redeemed or Purchased dated
                  February 21, 1991 (Exhibit 3(a)(6) to Form 10-K for the fiscal year ended
                  December 31, 1990, File No. 1-9864).
      3(a)(7)   --Certificate of Designation, Preferences and Rights of Series A
                  Cumulative Preferred Stock, dated December 19, 1991 (Exhibit 4(b)(7) to
                  Registration No. 33-45345).
      3(a)(8)   --Certificate of Retirement of Preferred Stock Redeemed or Purchased dated
                  February 21, 1992 (Exhibit 3(a)(8) to Form 10-K for the fiscal year ended
                  December 31, 1991, File No. 1-9864).
      3(a)(9)   --Certificate of Retirement of Preferred Stock Redeemed or Purchased dated
                  February 22, 1993 (Exhibit 3(a)(9) to Form 10-K for the fiscal year ended
                  December 31, 1992, File No. 1-9864).
     *3(a)(10)  --Certificate of Retirement of Preferred Stock Redeemed or Purchased dated
                  February 14, 1994.
      3(b)      --Copy of By-Laws of Tenneco Inc. as amended March 9, 1993 (Exhibit 3(b)
                  to Form 10-K for the fiscal year ended December 31, 1992, File No. 1-
                  9864).
      4         --Included in Exhibits 3(a) and 3(b).
      9         --None.
     10(a)(1)   --Copy of Tenneco Inc. Board of Directors Deferred Compensation Plan,
                  amended and restated January 1, 1988 (Exhibit 10(a)(1) to Form 10-K for the fiscal year ended December 31, 1988, File No. 1-9864).
     10(a)(2)   --Copy of Tenneco Inc. Executive Incentive Compensation Plan, amended and restated July 31, 1986 (Exhibit 10(a)(2) to Registration No. 33-17815).

     10(a)(3)   --Copy of Tenneco Inc. Deferred Compensation Plan, amended and restated
                  November 1, 1988, together with form of Deferred Compensation Agreement
                  (Exhibit 10(a)(3) to Form 10-K for the fiscal year ended December 31,
                  1988, File No. 1-9864).
     10(a)(4)   --Copy of 1981 Tenneco Inc. Key Employee Stock Option Plan, amended and restated January 13, 1987 (Exhibit 10(a)(4) to Registration No. 33-
                  17815).
     10(a)(5)   --Form of Grant of Incentive Stock Option and Stock Appreciation Rights
                  issued pursuant to the 1981 Tenneco Inc. Key Employee Stock Option Plan,
                  revised January 13, 1987 (Exhibit 10(a)(5) to Registration No. 33-17815).
     10(a)(6)   --Form of Grant of Supplemental Stock Option and Stock Appreciation Rights
                  issued pursuant to the 1981 Tenneco Inc. Key Employee Stock Option Plan
                  (Exhibit 10(a)(6) to Registration No. 33-17815).
     10(a)(7)   --Copy of Tenneco Inc. Key Employee Restricted Stock and Restricted Unit
                  Plan effective May 10, 1988 (Exhibit 10(a)(8) to Form 10-K for the fiscal year ended December 31, 1988, File No. 1-9864).
     10(a)(8)   --Copy of Tenneco Inc. Supplemental Executive Retirement Plan effective
                  January 1, 1989 (Exhibit 10(a)(9) to Form 10-K for the fiscal year ended
                  December 31, 1988, File No. 1-9864).
     10(a)(9)   --Copy of Amendment No. 1 to Tenneco Inc. Supplemental Executive
                  Retirement Plan (Exhibit 10(a)(9) to Form 10-K for the fiscal year ended
                  December 31, 1992, File No. 1-9864).
     10(a)(10)  --Copy of Tenneco Inc. Benefit Equalization Plan (Exhibit 10(a)(10) to
                  Form 10-K for the fiscal year ended December 31, 1988, File No. 1-9864).
     10(a)(11)  --Copy of Amendment No. 1 to Tenneco Inc. Benefit Equalization Plan
                  (Exhibit 10(a)(11) to Form 10-K for the fiscal year ended December 31,
                  1988, File No. 1-9864).
     10(a)(12)  --Copy of Tenneco Inc. Board of Directors Restricted Stock and Restricted
                  Unit Program (Exhibit 10(a)(12) to Form 10-K for the fiscal year ended
                  December 31, 1990, File No. 1-9864).
    *10(a)(13)  --Copy of 1994 Tenneco Inc. Stock Ownership Plan.
     10(b)(1)   --Lease Agreement, Tomahawk, dated as of January 30, 1991, between The
                  Connecticut National Bank, as Owner Trustee, and Packaging Corporation of
                  America (Exhibit 10(b)(1) to Form 10-K for the fiscal year ended December
                  31, 1990, File No. 1-9864).
     10(b)(2)   --Lease Agreement, Valdosta, dated as of January 30, 1991, between The
                  Connecticut National Bank, Philip G. Kane, Jr., Frank McDonald, Jr., and
                  William R. Monroe, as Owner Trustee, and Packaging Corporation of America
                  (Exhibit 10(b)(2) to Form 10-K for the fiscal year ended December 31,
                  1990, File No. 1-9864).
     10(b)(3)   --Timberland Lease dated January 31, 1991, by and between Four States
                  Timber Venture and Packaging Corporation of America (Exhibit 10(b)(3) to
                  Form 10-K for the fiscal year ended December 31, 1990, File No. 1-9864).
     10(c)(1)   --Employment Agreement dated August 6, 1991, between Michael H. Walsh,
                  Tenneco Inc. and Tenneco Management Company (Exhibit 10(c)(1) to Form 10-
                  K for the fiscal year ended December 31, 1991, File No. 1-9864).
     10(c)(2)   --Stock Option Agreement dated August 6, 1991, between Michael H. Walsh and Tenneco Inc. (Exhibit 10(c)(2) to Form 10-K for the fiscal year ended
                  December 31, 1991, File No. 1-9864).

    *10(c)(3)  --Employment Agreement dated June 29, 1992, between Stacy S. Dick and
                 Tenneco Inc.
    *10(c)(4)  --Employment Agreement dated March 12, 1992, between Dana G. Mead and
                 Tenneco Inc.
    *10(c)(5)  --Employment Agreement dated December 3, 1993, between Paul T. Stecko and
                 Tenneco Inc.
    *10(c)(6)  --Employment Agreement dated September 9, 1992, between Theodore R.
                 Tetzlaff and Tenneco Inc.
    *10(c)(7)  --Agreement dated March 3, 1994, between Edward J. Campbell and Case
                 Corporation.
    *11        --Computation of Earnings (Loss) Per Share of Common Stock.
    *12        --Computation of Ratio of Earnings to Fixed Charges.
     13        --None.
     16        --None.
     18        --None.
    *21        --List of Subsidiaries and Affiliates of Tenneco Inc.
     22        --None.
    *23        --Consent of Arthur Andersen & Co., Independent Public Accountants for
                 Tenneco Inc.
    *24        --Powers of Attorney of the following directors of Tenneco Inc.:
                   Mark Andrews
                   W. Michael Blumenthal
                   M. Kathryn Eickhoff
                   Peter T. Flawn
                   Henry U. Harris, Jr.
                   Belton K. Johnson
                   John B. McCoy
                   Joseph J. Sisco
                   William L. Weiss
     27        --Not required.
     28        --None.
     99        --None.

UNDERTAKING.

  The undersigned, Tenneco Inc., hereby undertakes pursuant to Regulation S-K,
Item 601(b), paragraph (4)(iii), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of long-term debt of Tenneco Inc. and its consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10% of the total consolidated assets of Tenneco Inc. and its consolidated subsidiaries.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Tenneco Inc.

                                                       Dana G. Mead
                                          By___________________________________
                                               President and Chief Executive
                                                          Officer

Date: March 9, 1994

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                 SIGNATURE                           TITLE                  DATE
                 ---------                           -----                  ----
               Dana G. Mead
- -------------------------------------------
                Dana G. Mead                Principal Executive
                                             Officer
                                             and Director              March 9, 1994
             Robert T. Blakely
- -------------------------------------------
             Robert T. Blakely              Principal Financial and
                                             Accounting Officer        March 9, 1994
Mark Andrews, W. Michael Blumenthal,
 M. Kathryn Eickhoff, Peter T. Flawn,
 Henry U. Harris, Jr., Belton K. Johnson,
 John B. McCoy, Joseph J. Sisco,
 William L. Weiss
                                            Directors

By         T. R. Tetzlaff                                        March 9, 1994
  --------------------------------------
          Attorney-in-fact

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ----------------

                                    EXHIBITS

                                       TO

                                   FORM 10-K

                                 ANNUAL REPORT

                                     UNDER

                      THE SECURITIES EXCHANGE ACT OF 1934

                                      FOR

                                  TENNECO INC.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                           COMMISSION FILE NO. 1-9864

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               INDEX TO EXHIBITS

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
   NUMBER                  DESCRIPTION OF EXHIBITS                     PAGE
  -------                  -----------------------                 ------------
   3(a)(1)  --Certificate of Incorporation as amended and               *
             supplemented as of December 8, 1987 (Exhibit 3(a)
             to Form 10-K for the fiscal year ended December 31,
             1987, File No. 1-9864).
   3(a)(2)  --Certificate of Amendment to Certificate of                *
             Incorporation dated May 17, 1988 (Exhibit 3(a) to
             Form 10-Q for the quarter ended June 30, 1988, File
             No. 1-9864).
   3(a)(3)  --Certificate of Designation, Preferences and Rights        *
             of Series A Participating Junior Preferred Stock,
             dated May 24, 1988 (Exhibit 3(b) to Form 10-Q for
             the quarter ended June 30, 1988, File No. 1-9864).
   3(a)(4)  --Certificate of Retirement of Preferred Stock              *
             Redeemed or Purchased dated February 21, 1989
             (Exhibit 3(a)(4) to Form 10-K for the fiscal year
             ended December 31, 1988, File No. 1-9864).
   3(a)(5)  --Certificate of Retirement of Preferred Stock              *
             Redeemed or Purchased dated February 21, 1990
             (Exhibit 3(a)(5) to Form 10-K for the fiscal year
             ended December 31, 1989, File No. 1-9864).
   3(a)(6)  --Certificate of Retirement of Preferred Stock              *
             Redeemed or Purchased dated February 21, 1991
             (Exhibit 3(a)(6) to Form 10-K for the fiscal year
             ended December 31, 1990, File No. 1-9864).
   3(a)(7)  --Certificate of Designation, Preferences and Rights        *
             of Series A Cumulative Preferred Stock, dated
             December 19, 1991 (Exhibit 4(b)(7) to Registration
             No. 33-45345).
   3(a)(8)  --Certificate of Retirement of Preferred Stock              *
             Redeemed or Purchased dated February 21, 1992
             (Exhibit 3(a)(8) to Form 10-K for the fiscal year
             ended December 31, 1991, File No. 1-9864).
   3(a)(9)  --Certificate of Retirement of Preferred Stock              *
             Redeemed or Purchased dated February 22, 1993
             (Exhibit 3(a)(9) to Form 10-K for the fiscal year
             ended December 31, 1992, File No. 1-9864).
   3(a)(10) --Certificate of Retirement of Preferred Stock
             Redeemed or Purchased dated February 14, 1994.
   3(b)     --Copy of By-Laws of Tenneco Inc. as amended March          *
             9, 1993 (Exhibit 3(b) to Form 10-K for the fiscal
             year ended December 31, 1992, File No. 1-9864).
  10(a)(1)  --Copy of Tenneco Inc. Board of Directors Deferred          *
             Compensation Plan, amended and restated January 1,
             1988 (Exhibit 10(a)(1) to Form 10-K for the fiscal
             year ended December 31, 1988, File No. 1-9864).
  10(a)(2)  --Copy of Tenneco Inc. Executive Incentive                  *
             Compensation Plan, amended and restated July 31,
             1986 (Exhibit 10(a)(2) to Registration No. 33-
             17815).
  10(a)(3)  --Copy of Tenneco Inc. Deferred Compensation Plan,          *
             amended and restated November 1, 1988, together
             with form of Deferred Compensation Agreement
             (Exhibit 10(a)(3) to Form 10-K for the fiscal year
             ended December 31, 1988, File No. 1-9864).
  10(a)(4)  --Copy of 1981 Tenneco Inc. Key Employee Stock              *
             Option Plan, amended and restated January 13, 1987
             (Exhibit 10(a)(4) to Registration No. 33-17815).
  10(a)(5)  --Form of Grant of Incentive Stock Option and Stock         *
             Appreciation Rights issued pursuant to the 1981
             Tenneco Inc. Key Employee Stock Option Plan,
             revised January 13, 1987 (Exhibit 10(a)(5) to
             Registration No. 33-17815).

- --------
* Exhibit incorporated by reference.

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
   NUMBER                  DESCRIPTION OF EXHIBITS                     PAGE
  -------                  -----------------------                 ------------
  10(a)(6)  --Form of Grant of Supplemental Stock Option and            *
             Stock Appreciation Rights issued pursuant to the
             1981 Tenneco Inc. Key Employee Stock Option Plan
             (Exhibit 10(a)(6) to Registration No. 33-17815).
  10(a)(7)  --Copy of Tenneco Inc. Key Employee Restricted Stock        *
             and Restricted Unit Plan effective May 10, 1988
             (Exhibit 10(a)(8) to Form 10-K for the fiscal year
             ended December 31, 1988, File No. 1-9864).
  10(a)(8)  --Copy of Tenneco Inc. Supplemental Executive               *
             Retirement Plan effective January 1, 1989 (Exhibit
             10(a)(9) to Form 10-K for the fiscal year ended
             December 31, 1988, File No. 1-9864).
  10(a)(9)  --Copy of Amendment No. 1 to Tenneco Inc.                   *
             Supplemental Executive Retirement Plan (Exhibit
             10(a)(9) to Form 10-K for the fiscal year ended
             December 31, 1992, File No. 1-9864).
  10(a)(10) --Copy of Tenneco Inc. Benefit Equalization Plan            *
             (Exhibit 10(a)(10) to Form 10-K for the fiscal year
             ended December 31, 1988, File No. 1-9864).
  10(a)(11) --Copy of Amendment No. 1 to Tenneco Inc. Benefit           *
             Equalization Plan (Exhibit 10(a)(11) to Form 10-K
             for the fiscal year ended December 31, 1988, File
             No. 1-9864).
  10(a)(12) --Copy of Tenneco Inc. Board of Directors Restricted        *
             Stock and Restricted Unit Program (Exhibit
             10(a)(12) to Form 10-K for the fiscal year ended
             December 31, 1990, File No. 1-9864).
  10(a)(13) --Copy of 1994 Tenneco Inc. Stock Ownership Plan.
  10(b)(1)  --Lease Agreement, Tomahawk, dated as of January 30,        *
             1991, between The Connecticut National Bank, as
             Owner Trustee, and Packaging Corporation of America
             (Exhibit 10(b)(1) to Form 10-K for the fiscal year
             ended December 31, 1990, File No. 1-9864).
  10(b)(2)  --Lease Agreement, Valdosta, dated as of January 30,        *
             1991, between The Connecticut National Bank, Philip
             G. Kane, Jr., Frank McDonald, Jr., and William R.
             Monroe, as Owner Trustee, and Packaging Corporation
             of America (Exhibit 10(b)(2) to Form 10-K for the
             fiscal year ended December 31, 1990, File No. 1-
             9864).
  10(b)(3)  --Timberland Lease dated January 31, 1991, by and           *
             between Four States Timber Venture and Packaging
             Corporation of America (Exhibit 10(b)(3) to Form
             10-K for the fiscal year ended December 31, 1990,
             File No. 1-9864).
  10(c)(1)  --Employment Agreement dated August 6, 1991, between        *
             Michael H. Walsh, Tenneco Inc. and Tenneco
             Management Company (Exhibit 10(c)(1) to Form 10-K
             for the fiscal year ended December 31, 1991, File
             No. 1-9864).
  10(c)(2)  --Stock Option Agreement dated August 6, 1991,              *
             between Michael H. Walsh and Tenneco Inc. (Exhibit
             10(c)(2) to Form 10-K for the fiscal year ended
             December 31, 1991, File No. 1-9864).
  10(c)(3)  --Employment Agreement dated June 29, 1992, between
             Stacy S. Dick and Tenneco Inc.

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
  NUMBER                  DESCRIPTION OF EXHIBITS                      PAGE
  -------                 -----------------------                  ------------
  10(c)(4) --Employment Agreement dated March 12, 1992, between
             Dana G. Mead and Tenneco Inc.
  10(c)(5) --Employment Agreement dated December 3, 1993,
             between Paul T. Stecko and Tenneco Inc.
  10(c)(6) --Employment Agreement dated September 9, 1992,
             between Theodore R. Tetzlaff and Tenneco Inc.
  10(c)(7) --Agreement dated March 3, 1994, between Edward J.
             Campbell and Case Corporation
  11       --Computation of Earnings (Loss) Per Share of Common
             Stock.
  12       --Computation of Ratio of Earnings to Fixed Charges.
  21       --List of Subsidiaries and Affiliates of Tenneco Inc.
  23       --Consent of Arthur Andersen & Co., Independent
             Public Accountants for Tenneco Inc.
  24       --Powers of Attorney of the following directors of
             Tenneco Inc.:
               Mark Andrews
               W. Michael Blumenthal
               M. Kathryn Eickhoff
               Peter T. Flawn
               Henry U. Harris, Jr.
               Belton K. Johnson
               John B. McCoy
               Joseph J. Sisco
               William L. Weiss