Form 10-Q
period 1994-03-31
TENNECO INC /DE/
filed 1994-05-03
CIK 823549

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________ TO __________________

                         COMMISSION FILE NUMBER 1-9864

                               ----------------

                                  TENNECO INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               76-0233548
        (STATE OF INCORPORATION)          (I.R.S. EMPLOYER IDENTIFICATION NO.)

                     TENNECO BUILDING, HOUSTON, TEXAS 77002
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 757-2131

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

  Common Stock, par value $5 per share: 170,171,532 shares as of March 31, 1994.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I--Financial Information
  Tenneco Inc. and Consolidated Subsidiaries--
    Statements of Income..................................................   2
    Statements of Cash Flows..............................................   3
    Balance Sheets........................................................   4
    Statements of Changes in Stockholders' Equity.........................   6
    Statements of Changes in Preferred Stock With Mandatory Redemption
     Provisions...........................................................   7
    Notes to Financial Statements.........................................   8
    Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................  12
Part II--Other Information
  Item 1. Legal Proceedings...............................................  16
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   *
  Item 5. Other Information...............................................   *
  Item 6. Exhibits and Reports on Form 8-K................................  17

- --------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                     PART I
                             FINANCIAL INFORMATION
                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                              TENNECO INC. AND
                          CONSOLIDATED SUBSIDIARIES     TENNECO INDUSTRIAL          TENNECO FINANCE
                          --------------------------  ------------------------  ------------------------
                             THREE MONTHS ENDED         THREE MONTHS ENDED        THREE MONTHS ENDED
                                  MARCH 31,                  MARCH 31,                 MARCH 31,
- --------------------------------------------------------------------------------------------------------
(MILLIONS EXCEPT SHARE
AMOUNTS)                      1994          1993         1994         1993         1994         1993
- --------------------------------------------------------------------------------------------------------
Revenues:
  Net sales and
   operating revenues--
    Natural gas
     pipelines..........  $        693  $        818  $       693  $       818  $        --  $        --
    Farm and
     construction
     equipment..........         1,000           814        1,000          814           --           --
    Automotive parts....           481           443          481          443           --           --
    Shipbuilding........           403           452          403          452           --           --
    Packaging...........           491           504          491          504           --           --
    Chemicals...........           221           220          221          220           --           --
    Other...............            (3)           (4)          (3)          (4)          --           --
                          ------------  ------------  -----------  -----------  -----------  -----------
                                 3,286         3,247        3,286        3,247           --           --
  Other income--
    Interest income.....            47            74            8           10          110          131
    Equity in net
     income--Tenneco
     Finance............            --            --           41           23           --           --
    Other income, net...            17            14           16           17            1            1
                          ------------  ------------  -----------  -----------  -----------  -----------
                                 3,350         3,335        3,351        3,297          111          132
                          ------------  ------------  -----------  -----------  -----------  -----------
Costs and Expenses:
  Cost of sales
   (exclusive of
   depreciation shown
   below)...............         2,026         1,938        2,028        1,939           --           --
  Operating expenses....           532           625          541          622           (7)           4
  Selling, general and
   administrative.......           307           293          359          326            2            2
  Finance charges--
   Tenneco Finance......            51            73           --           --           49           78
  Depreciation,
   depletion and
   amortization.........           133           132          133          131           --            1
                          ------------  ------------  -----------  -----------  -----------  -----------
                                 3,049         3,061        3,061        3,018           44           85
                          ------------  ------------  -----------  -----------  -----------  -----------
Income Before Interest
 Expense and Income
 Taxes..................           301           274          290          279           67           47
Interest Expense (net of
 interest capitalized)..           103           128          114          148            4            9
                          ------------  ------------  -----------  -----------  -----------  -----------
Income Before Income
 Taxes..................           198           146          176          131           63           38
Income Tax Expense......            76            72           54           57           22           15
                          ------------  ------------  -----------  -----------  -----------  -----------
Income From Operations
 Before Cumulative
 Effect of Change in
 Accounting Principle...           122            74          122           74           41           23
Cumulative Effect of
 Change in Accounting
 Principle, Net of
 Income Tax.............           (39)           --          (39)          --           --           --
                          ------------  ------------  -----------  -----------  -----------  -----------
Net Income..............            83            74           83           74           41           23
Preferred Stock
 Dividends..............             3             4            3            4           --           --
                          ------------  ------------  -----------  -----------  -----------  -----------
Net Income to Common
 Stock..................  $         80  $         70  $        80  $        70  $        41  $        23
                          ============  ============  ===========  ===========  ===========  ===========
Average Number of Shares
 of Common Stock
 Outstanding............   178,696,826   151,297,379
                          ============  ============
Earnings (Loss) Per
 Average Share of Common
 Stock:
  From operations before
   cumulative effect of
   change in accounting
   principle............  $        .67  $        .46
  Cumulative effect of
   change in accounting
   principle............          (.22)           --
                          ------------  ------------
                          $        .45  $        .46
                          ============  ============
Cash Dividends Per Share
 of Common Stock........  $        .40  $        .40
                          ============  ============

 (The accompanying notes to financial statements are an integral part of these statements of income.)

    (Reference is made to Note 1 for definitions of "Tenneco Industrial" and
                              "Tenneco Finance.")

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 TENNECO INC.
                                      AND
                                 CONSOLIDATED       TENNECO         TENNECO
                                 SUBSIDIARIES     INDUSTRIAL        FINANCE
                                 --------------  --------------  --------------
                                 THREE MONTHS    THREE MONTHS    THREE MONTHS
                                     ENDED           ENDED           ENDED
                                   MARCH 31,       MARCH 31,       MARCH 31,
- --------------------------------------------------------------------------------
(MILLIONS)                        1994    1993    1994    1993    1994    1993
- --------------------------------------------------------------------------------
Cash Flows from Operating
 Activities:
 Income from operations before
 cumulative effect of change in
 accounting principle..........   $ 122   $  74   $ 122   $  74   $  41   $  23
 Adjustments to reconcile
 income from operations before
 cumulative effect of change in
 accounting principle to cash
 provided (used) by continuing
 operations--
  Depreciation, depletion and
   amortization................     133     132     133     131      --       1
  Deferred income taxes........       8       2      (5)     (8)     13      10
  Changes in components of
   working capital--
   (Increase) decrease in
    receivables................    (177)     57    (264)    (60)     34     364
   (Increase) decrease in
    inventories................     (98)   (104)    (98)   (104)     --      --
   (Increase) decrease in
    prepayments and other
    current assets.............      72      58      74      46      --      12
   Increase (decrease) in
    payables...................     118     (82)     97    (192)      6       9
   Increase (decrease) in taxes
    accrued....................      31     (17)     36     (11)     (5)     (6)
   Increase (decrease) in
    interest accrued...........      14      21      30      35     (16)    (14)
   Increase (decrease) in
    restructuring liability....     (38)    (19)    (38)    (19)     --      --
   Increase (decrease) in
    natural gas pipeline
    revenue reservation........      36      45      36      45      --      --
   Increase (decrease) in other
    current liabilities........      72     (15)     95      --     (23)    (15)
  (Increase) decrease in long-
   term notes and receivables..     318     (63)     --      --     299     (63)
  Take-or-pay (refunds to
   customers) recoupments, net.     (12)    (40)    (12)    (40)     --      --
  Other........................      (2)    (18)     --     (33)      2      (7)
                                 ------  ------  ------  ------  ------  ------
   Cash provided (used) by
    continuing operations......     597      31     206    (136)    351     314
   Cash provided (used) by
    discontinued operations....      --     (11)     --     (11)     --      --
                                 ------  ------  ------  ------  ------  ------
Net Cash Provided (Used) by
 Operating Activities..........     597      20     206    (147)    351     314
                                 ------  ------  ------  ------  ------  ------
Cash Flows from Investing
 Activities:
 Net proceeds (expenditures)
 related to the sale of
 discontinued operations.......      (5)    (22)     (5)    (22)     --      --
 Proceeds from sale of
  businesses and assets........      77       9      77       9      --      --
 Expenditures for plant,
  property and equipment.......    (105)    (75)   (105)    (75)     --      --
 Investments and other.........      (4)     17     (16)     14       1      (1)
                                 ------  ------  ------  ------  ------  ------
Net Cash Provided (Used) by
 Investing Activities..........     (37)    (71)    (49)    (74)      1      (1)
                                 ------  ------  ------  ------  ------  ------
Cash Flows from Financing
 Activities:
 Issuance of common, treasury
  and SECT shares..............      40      32      40      32       1      --
 Purchase of common stock......      (4)     (1)     (4)     (1)     --      --
 Redemption of preferred stock.     (20)    (14)    (20)    (14)     --      --
 Issuance of long-term debt....      --      --       2       4      12      --
 Retirement of long-term debt..    (393)   (360)    (34)   (271)   (372)    (89)
 Net increase (decrease) in
 short-term debt excluding
 current maturities on long-
 term debt.....................     (44)    448      --     535      23    (234)
 Dividends (common and
  preferred)...................     (82)    (71)    (82)    (71)    (18)     --
                                 ------  ------  ------  ------  ------  ------
Net Cash Provided (Used) by
 Financing Activities..........    (503)     34     (98)    214    (354)   (323)
                                 ------  ------  ------  ------  ------  ------
Effect of Foreign Exchange Rate
Changes on Cash and Temporary
Cash Investments...............       1       5       1      --      --       5
                                 ------  ------  ------  ------  ------  ------
Increase (Decrease) in Cash and
 Temporary Cash Investments....      58     (12)     60      (7)     (2)     (5)
Cash and Temporary Cash
 Investments, January 1........     218     111     213     102       5       9
                                 ------  ------  ------  ------  ------  ------
Cash and Temporary Cash
 Investments, March 31 (Note)..  $  276  $   99  $  273  $   95  $    3  $    4
                                 ======  ======  ======  ======  ======  ======
Cash Paid During the Period
 for:
 Interest......................  $  139  $  180  $   89  $  125  $   74  $  102
 Income taxes (net of refunds).  $   (7) $   82  $  (16) $   70  $    9  $   12

- -------
NOTE: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at date of purchase.

 (The accompanying notes to financial statements are an integral part of these statements of cash flows.)

    (Reference is made to Note 1 for definitions of "Tenneco Industrial" and
                              "Tenneco Finance.")

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                TENNECO INC. AND CONSOLIDATED
                                                         SUBSIDIARIES
                                               --------------------------------
                                               MARCH 31, DECEMBER 31, MARCH 31,
(MILLIONS)                                       1994        1993       1993
- -------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash and temporary cash investments..........  $   276    $   218     $    99
 Receivables--
   Customer notes and accounts (net)..........    2,882      2,669       3,263
   Affiliated companies.......................       --         --          --
   Gas transportation and exchange............      303        228         285
   Other......................................      267        274         227
 Inventories..................................    1,685      1,581       1,870
 Deferred income taxes........................       53         61         227
 Prepayments and other........................      334        386         361
                                                -------    -------     -------
                                                  5,800      5,417       6,332
                                                -------    -------     -------
Investments and Other Assets:
 Investment in affiliated companies...........      472        470         587
 Other investments, at cost...................       57         58          87
 Long-term notes and other receivables (net)..    1,619      1,961       2,396
 Investment in subsidiaries in excess of net
  assets at date of acquisition, less
  amortization................................      419        422         430
 Deferred income taxes........................       40         38          --
 Other........................................    1,143      1,327       1,123
                                                -------    -------     -------
                                                  3,750      4,276       4,623
                                                -------    -------     -------
Plant, Property and Equipment, at cost........   12,148     12,115      12,117
 Less--Reserves for depreciation, depletion
  and amortization............................    6,517      6,435       6,455
                                                -------    -------     -------
                                                  5,631      5,680       5,662
                                                -------    -------     -------
                                                $15,181    $15,373     $16,617
                                                =======    =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Short-term debt (including current
  maturities on long-term debt)...............  $ 1,237    $ 1,274     $ 1,921
 Payables--
   Trade......................................    1,386      1,337       1,419
   Affiliated companies.......................       --         --          --
   Gas transportation and exchange............      207        136         164
 Taxes accrued................................      214        158         212
 Interest accrued.............................      173        154         223
 Restructuring liability......................      181        223         280
 Natural gas pipeline revenue reservation.....      323        291         201
 Other........................................    1,349      1,337       1,332
                                                -------    -------     -------
                                                  5,070      4,910       5,752
                                                -------    -------     -------
Long-term Debt................................    4,401      4,799       6,266
                                                -------    -------     -------
Deferred Income Taxes.........................    1,166      1,225       1,220
                                                -------    -------     -------
Deferred Credits and Other Liabilities........    1,564      1,522       1,684
                                                -------    -------     -------
Commitments and Contingencies
Minority Interest.............................      176        153         164
                                                -------    -------     -------
Preferred Stock with Mandatory Redemption
 Provisions...................................      144        163         178
                                                -------    -------     -------
Stockholders' Equity:
 Series A preferred stock.....................        9          9           9
 Common stock.................................      870        870         752
 Stock Employee Compensation Trust (common
  stock held in trust)........................     (466)      (499)       (515)
 Premium on common stock and other capital
  surplus.....................................    3,710      3,714       2,689
 Cumulative translation adjustments...........     (290)      (303)       (246)
 Retained earnings (accumulated deficit)......     (981)      (980)     (1,082)
                                                -------    -------     -------
                                                  2,852      2,811       1,607
 Less--Shares held as treasury stock, at
  cost........................................      192        210         254
                                                -------    -------     -------
                                                  2,660      2,601       1,353
                                                -------    -------     -------
                                                $15,181    $15,373     $16,617
                                                =======    =======     =======

 (The accompanying notes to financial statements are an integral part of these balance sheets.)

                                                       TENNECO INDUSTRIAL                             TENNECO FINANCE
                                              ---------------------------------------     ------------------------------------------
                                               MARCH 31,    DECEMBER 31,     MARCH 31,     MARCH 31,     DECEMBER 31,     MARCH 31,
                                                  1994           1993           1993          1994            1993           1993
                                              --------------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash and temporary cash investments..........  $   273       $   213         $    95       $    3          $    5         $    4
 Receivables--
   Customer notes and accounts (net)..........      858           561             794        2,015           2,098          2,454
   Affiliated companies.......................       62            57              36          425             371            337
   Gas transportation and exchange............      303           228             285           --              --             --
   Other......................................      251           259             190           16              15             37
 Inventories..................................    1,685         1,581           1,870           --              --             --
 Deferred income taxes........................       28            40             203           25              21             24
 Prepayments and other........................      328           393             373           11               3              3
                                                -------       -------         -------       ------          ------         ------
                                                  3,788         3,332           3,846        2,495           2,513          2,859
                                                -------       -------         -------       ------          ------         ------
Investments and Other Assets:
 Investment in affiliated companies...........    1,549         1,526           1,575           --              --             --
 Other investments, at cost...................       52            53              82            5               5              5
 Long-term notes and other receivables (net)..      238           243             193        1,416           1,722          2,165
 Investment in subsidiaries in excess of net
  assets at date of acquisition, less
  amortization................................      419           422             430           --              --             --
 Deferred income taxes........................       40            38              --           --              --             --
 Other........................................    1,171         1,372           1,152            6               7             58
                                                -------       -------         -------       ------          ------         ------
                                                  3,469         3,654           3,432        1,427           1,734          2,228
                                                -------       -------         -------       ------          ------         ------
Plant, Property and Equipment, at cost........   12,078        12,046          12,046           70              69             71
 Less--Reserves for depreciation, depletion
  and amortization............................    6,500         6,419           6,440           17              16             15
                                                -------       -------         -------       ------          ------         ------
                                                  5,578         5,627           5,606           53              53             56
                                                -------       -------         -------       ------          ------         ------
                                                $12,835       $12,613         $12,884       $3,975          $4,300         $5,143
                                                =======       =======         =======       ======          ======         ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Short-term debt (including current
  maturities on long-term debt)...............  $   177       $   179         $   563       $1,415          $1,382         $1,536
 Payables--
   Trade......................................    1,381         1,334           1,418            5               3              1
   Affiliated companies.......................      102           129             156           26              11             38
   Gas transportation and exchange............      207           136             164           --              --             --
 Taxes accrued................................      188           132             186           26              26             26
 Interest accrued.............................      137           102             167           36              52             56
 Restructuring liability......................      181           223             280           --              --             --
 Natural gas pipeline revenue reservation.....      323           291             201           --              --             --
 Other........................................    1,311         1,276           1,263           38              61             69
                                                -------       -------         -------       ------          ------         ------
                                                  4,007         3,802           4,398        1,546           1,535          1,726
                                                -------       -------         -------       ------          ------         ------
Long-term Debt................................    3,127         3,143           3,902        1,341           1,710          2,415
                                                -------       -------         -------       ------          ------         ------
Deferred Income Taxes.........................    1,156         1,227           1,206           10              (2)            14
                                                -------       -------         -------       ------          ------         ------
Deferred Credits and Other Liabilities........    1,565         1,524           1,683            1               1             --
                                                -------       -------         -------       ------          ------         ------
Commitments and Contingencies
Minority Interest.............................      176           153             164           --              --             --
                                                -------       -------         -------       ------          ------         ------
Preferred Stock with Mandatory Redemption
 Provisions...................................      144           163             178           --              --             --
                                                -------       -------         -------       ------          ------         ------
Stockholders' Equity:
 Series A preferred stock.....................        9             9               9           --              --             --
 Common stock.................................      870           870             752          317             317            314
 Stock Employee Compensation Trust (common
  stock held in trust)........................     (466)         (499)           (515)          --              --             --
 Premium on common stock and other capital
  surplus.....................................    3,710         3,714           2,689          269             268            267
 Cumulative translation adjustments...........     (290)         (303)           (246)         (11)             (8)            (1)
 Retained earnings (accumulated deficit)......     (981)         (980)         (1,082)         502             479            408
                                                -------       -------         -------       ------          ------         ------
                                                  2,852         2,811           1,607        1,077           1,056            988
 Less--Shares held as treasury stock, at
  cost........................................      192           210             254           --              --             --
                                                -------       -------         -------       ------          ------         ------
                                                  2,660         2,601           1,353        1,077           1,056            988
                                                -------       -------         -------       ------          ------         ------
                                                $12,835       $12,613         $12,884       $3,975          $4,300         $5,143
                                                =======       =======         =======       ======          ======         ======

    (Reference is made to Note 1 for definitions of "Tenneco Industrial" and
                              "Tenneco Finance.")

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                                 TENNECO INC. AND CONSOLIDATED
                                                         SUBSIDIARIES
                                             ----------------------------------------
                                                 THREE MONTHS ENDED MARCH 31,
- --------------------------------------------------------------------------------------
(MILLIONS EXCEPT SHARE AMOUNTS)                     1994                 1993
- --------------------------------------------------------------------------------------
                                               SHARES     AMOUNT    SHARES     AMOUNT
                                             -----------  ------  -----------  ------
Series A Preferred Stock:
  Balance January 1 and March 31............   8,935,175  $    9    8,935,175  $    9
                                             ===========  ------  ===========  ------
Common Stock:
  Balance January 1......................... 173,953,012     870  150,300,224     752
    Issued pursuant to benefit plans........      31,671      --       11,430      --
    Other...................................          --      --          152      --
                                             -----------  ------  -----------  ------
  Balance March 31.......................... 173,984,683     870  150,311,806     752
                                             ===========  ------  ===========  ------
Stock Employee Compensation Trust (SECT):
  Balance January 1.........................                (499)                (488)
    Shares issued...........................                  37                   36
    Adjustment to market value..............                  (4)                 (63)
                                                          ------               ------
  Balance March 31..........................                (466)                (515)
                                                          ------               ------
Premium on Common Stock and Other Capital
 Surplus:
  Balance January 1.........................               3,714                2,637
    Premium on common stock issued pursuant
     to benefit plans.......................                   2                   --
    Gain (loss) on issuance of treasury
     stock..................................                   2                   (2)
    Loss on shares issued by SECT...........                  (4)                  --
    Dividends on shares held by SECT........                   4                    4
    Adjustment of SECT to market value......                   4                   63
    Deferred compensation related to stock
     plans (net of amortization)............                 (12)                 (13)
                                                          ------               ------
  Balance March 31..........................               3,710                2,689
                                                          ------               ------
Cumulative Translation Adjustments:
  Balance January 1.........................                (303)                (230)
    Translation of foreign currency
     statements.............................                  13                  (16)
                                                          ------               ------
  Balance March 31..........................                (290)                (246)
                                                          ------               ------
Retained Earnings (Accumulated Deficit):
  Balance January 1.........................                (980)              (1,082)
    Net income..............................                  83                   74
    Dividends--
      Preferred stock.......................                  (2)                  (3)
      Series A preferred stock..............                 (13)                 (12)
      Common stock..........................                 (68)                 (58)
    Accretion of excess of redemption value
     of preferred stock over fair value at
     date of issue..........................                  (1)                  (1)
                                                          ------               ------
  Balance March 31..........................                (981)              (1,082)
                                                          ------               ------
Less--Common Stock Held as Treasury Stock,
 at Cost:
  Balance January 1.........................   4,166,835     210    5,323,912     268
    Shares acquired.........................     121,303       6       35,637       2
    Shares issued pursuant to benefit and
     dividend reinvestment plans............    (474,987)    (24)    (306,511)    (16)
                                             -----------  ------  -----------  ------
  Balance March 31..........................   3,813,151     192    5,053,038     254
                                             ===========  ------  ===========  ------
        Total...............................              $2,660               $1,353
                                                          ======               ======

 (The accompanying notes to financial statements are an integral part of these statements of changes in stockholders' equity.)

                    STATEMENTS OF CHANGES IN PREFERRED STOCK
                      WITH MANDATORY REDEMPTION PROVISIONS

                                  (UNAUDITED)

                                              TENNECO INC. AND CONSOLIDATED
                                                      SUBSIDIARIES
                                            -----------------------------------
                                              THREE MONTHS ENDED MARCH 31,
- -------------------------------------------------------------------------------
(MILLIONS EXCEPT SHARE AMOUNTS)                   1994              1993
- -------------------------------------------------------------------------------
                                             SHARES    AMOUNT  SHARES    AMOUNT
                                            ---------  ------ ---------  ------
Preferred Stock:
  Balance January 1........................ 1,782,508   $163  2,084,796   $191
    Shares redeemed........................  (195,744)   (20)  (134,439)   (14)
    Accretion of excess of redemption value
     over fair value at date of issue......        --      1         --      1
                                            ---------   ----  ---------   ----
  Balance March 31......................... 1,586,764   $144  1,950,357   $178
                                            =========   ====  =========   ====



 (The accompanying notes to financial statements are an integral part of these statements of changes in preferred stock with mandatory redemption provisions.)

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

  (1) In the opinion of Tenneco Inc. (hereinafter referred to as the "Company"), the accompanying unaudited financial statements of Tenneco Inc. and Consolidated Subsidiaries (hereinafter referred to as "Tenneco") contain all adjustments necessary to present fairly the financial position as of March 31, 1994, and the results of operations; changes in stockholders' equity; changes in preferred stock with mandatory redemption provisions; and cash flows for the periods indicated.

  The accompanying financial statements also include, on a separate and supplemental basis, the combination of Tenneco's industrial companies and finance companies as follows:

    Tenneco Industrial   --The financial information captioned "Tenneco
                           Industrial" reflects the consolidation of all majority-owned subsidiaries except for the finance subsidiaries. The finance operations have been included using the equity method of accounting whereby the net income and net assets of these companies are reflected, respectively, in the income statement caption, "Equity in net income--Tenneco Finance," and in the balance sheet caption, "Investment in affiliated companies."

    Tenneco Finance      --The financial information captioned "Tenneco
                           Finance" reflects the combination of Tenneco's wholly-owned finance subsidiaries.

  All significant intercompany transactions, including activity within and between the "Tenneco Industrial" and "Tenneco Finance" business units, have been eliminated.

  (2) On June 2, 1993, Tennessee Gas Pipeline Company ("Tennessee") filed a Stipulation and Agreement that resolved several significant issues in Docket No. RP91-203 and established procedures for resolving the remaining issues, including the recovery of certain environmental expenditures. Tennessee is currently collecting the environmental costs in its rates subject to further review in the rate case and possible refund. Tennessee intends to pursue full recovery of these costs. On October 29, 1993, the Federal Energy Regulatory Commission ("FERC") approved Tennessee's Stipulation and Agreement. On April 5, 1994, the FERC issued an Order on Rehearing which denied rehearing of the October 29, 1993, order. Tennessee considers the April 5, 1994, order a final order and will disburse refunds related to the period February 1, 1992, through August 31, 1993, within 60 days of that order. Refunds related to Tennessee's Stipulation and Agreement for the period September 1, 1993, through present will be disbursed by Tennessee upon receipt of a final FERC order in Tennessee's restructuring proceedings. Tennessee has recorded a liability which is adequate to cover these estimated refunds.

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

  Commencing on September 1, 1993, Tennessee implemented its Order No. 636 tariff and the restructuring of its transportation, storage and sales services and the implementation of various recovery

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES mechanisms to begin recovery of certain transition costs already paid or obligated to be paid in connection with the FERC Restructuring Orders.

  Tennessee's Order No. 636 compliance filings request authority to: 1) recover, through a monthly surcharge, one-time gas supply realignment costs and certain related costs incurred to date over a period of up to thirty-six months, 2) direct-bill customers for unrecovered gas costs over a twelve-month period and 3) track and recover, through an annual surcharge, upstream transportation costs from customers. The filings were accepted effective September 1, 1993, and made subject to refund pending review. Hearings have been instituted to review the recovery of the gas supply realignment costs and the direct billing of unrecovered gas costs.

  Tennessee's filings to recover production costs related to its Bastian Bay facilities have been rejected by the FERC based on the continued use of the gas production from the field, however, the FERC recognized the ability of Tennessee to file for the recovery of losses upon disposition of these assets. Tennessee will seek appellate review of the FERC actions. Tennessee is confident that the Bastian Bay costs will ultimately be recovered either as transition costs directly related to Order No. 636 or through traditional rate recovery methods, and no FERC order has questioned the ultimate recoverability of these costs.

  The total amount of transition costs that will be incurred by Tennessee will depend upon: 1) developments in restructuring proceedings involving Tennessee, its customers and other affected parties, 2) the resolution of pending litigation and 3) the terms of multiple negotiations with individual suppliers. Until these issues are resolved, Tennessee cannot finally determine the ultimate amount of one-time transition costs or other annual costs it will incur, nor the amounts which will be recovered from customers. Tennessee believes that one-time transition costs will not exceed $700 million. As of March 31, 1994, Tennessee has deferred transition costs net of recoveries of approximately $124 million which are recoverable from its customers. Tennessee believes that other annual transition costs will not exceed $100 million in 1994, decreasing thereafter over the length of the contracts involved.

  The FERC Restructuring Orders will undergo judicial review, clarification and formulation of cost recovery details as the restructuring process proceeds. However, Tennessee believes that it is entitled to full recovery of all transition costs it will incur. Given the fact that the FERC Restructuring Orders contemplate complete recovery by pipelines of qualified transition costs, Tenneco believes that Tennessee's Order No. 636 restructuring (together with the Order No. 636 restructuring of Tenneco's other interstate pipelines) will not have a material adverse effect on Tenneco's consolidated financial position or results of operations.

  (3) Tenneco Inc. and its subsidiaries are parties to numerous legal proceedings arising from their operations. Tenneco Inc. believes that the outcome of these proceedings, individually and in the aggregate, will have no material effect on the financial position or results of operations of Tenneco Inc. and its consolidated subsidiaries.

  (4) In 1988, Tennessee initiated an internal project to identify and deal with the presence of polychlorinated biphenyls ("PCBs") at compressor stations operated by both its interstate and intrastate natural gas pipeline systems. This situation arose as a result of the use of a PCB-containing lubricant, purchased between 1953 and the early 1970's, in air compressors which are used to start the main gas compressor engines (lubricants containing PCBs were not used in the main gas compressor engines themselves). The project was subsequently expanded to include a screening for the presence of any substances included on the U.S. Environmental Protection Agency List of Hazardous Substances ("HS List"). Tennessee conducted the project with frequent contact with federal and state regulatory agencies, both through informal negotiations and formal entry of consent orders, in order to assure that site characterization efforts met

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES regulatory requirements. As a result of its recent negotiations with federal and state regulatory agencies, Tennessee anticipates that it will perform further testing for and characterization of substances on the HS List, and other substances of concern to it and those agencies, at its compressor sites and other sites on its interstate pipeline systems. Due to the current uncertainty regarding the regulatory requirements for site characterization, the actual presence of such substances at the sites, and the final, site-specific clean-up decisions to be made with respect to clean-up levels and remediation technologies, Tennessee cannot at this time project what additional costs may result.

  In 1991, upon the conclusion of a comprehensive study to estimate remediation costs for its compressor sites and all other sites on Tennessee's interstate and intrastate pipeline systems at which listed substances had then been identified, Tenneco recorded a reserve of $260 million for estimated future environmental expenses including: 1) expected remediation expense and associated onsite, offsite and groundwater technical studies, 2) legal fees and
3) settlement of third party and governmental litigation, including civil penalties. Through March 31, 1994, Tenneco has charged $67 million against this environmental reserve. Of the remaining reserve, $41 million has been recorded on the balance sheet under "Payables--Trade" and $152 million under "Deferred Credits and Other Liabilities." While there are still many uncertainties relating to the ultimate costs which may be incurred, based upon Tennessee's continuing evaluation and experience to date, Tenneco continues to believe that the amount of the reserve is appropriate.

  Tenneco believes that a substantial portion of these costs, which will be expended over the next five to ten years, will be recovered through rates charged to customers of its natural gas pipelines. The estimated costs expected to be recovered, amounting to $230 million, were recorded in 1991 as an asset ($30 million in "Current Assets" and $200 million in "Investments and Other Assets"). The estimated unrecoverable portion, amounting to $30 million, was charged against income and reflected in "Operating expenses" in 1991. Tennessee is currently recovering environmental expenses annually in its rates. A significant portion of these expenses remains subject to review and refund in Tennessee's pending rate case. As of March 31, 1994, the asset balance is $159 million ($37 million in "Current Assets" and $122 million in "Investments and Other Assets").

  Tenneco believes that its liability insurance policies in effect during the period in which the environmental issues occurred provide coverage for remediation costs and related claims. In 1991, the Company commenced litigation in a Louisiana state court against 26 of its insurance carriers during this period, seeking recovery of losses which the Company incurred. The issues in dispute involve determining: 1) whether the presence of PCBs and other substances at each compressor station constituted a separate occurrence for purposes of the per-occurrence limits of the policies; 2) the applicability of the pollution exclusions in certain policies issued after 1971; 3) the applicability of provisions which exclude the environmental impacts located solely on the insured's property; 4) whether the term "property damage" in the policies will cover the cost of compliance with governmental clean-up directives; 5) the allocation of costs to the various policies in effect during the period the environmental impact occurred; 6) the applicability of provisions excluding pollution that is "expected or intended"; and 7) the adequacy of notice of claims to insurance carriers. This environmental insurance coverage litigation remains pending. Tenneco has completed settlements with five of the defendant carriers and believes that the likelihood of recovery against the remaining defendant carriers is reasonably possible. While it believes its legal position to be meritorious, Tenneco has not adjusted its environmental reserve to reflect any insurance recoveries.

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  (5) Effective January 1, 1994, Tenneco adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." This new accounting rule requires employers to account for postemployment benefits for former or inactive employees after employment but before retirement on the accrual basis rather than the "pay-as-you-go" basis. Tenneco recorded an after-tax charge of $39 million ($.22 per average common share) which was reported as a cumulative effect of change in accounting principle.

  (6) In February 1994, Tenneco Energy Resources Corporation announced the sale of original issue stock to Ruhrgas AG, resulting in dilution of Tenneco Corporation's ownership in that subsidiary from 100% to 80%. Proceeds from the sale were $47 million. The agreement provides for finalization of the transaction no later than February 1995, and the gain, if any, will not be recognized until that time. At the same time, Tenneco Gas Inc. entered into an agreement with the buyer to pursue joint opportunities in the European gas industry.

  (7) On April 26, 1994, Tenneco Inc. announced that it intends to offer 35% of the common stock of a newly created corporation which will own its farm and construction equipment segment ("Case") through an initial public offering. After the offering, Tenneco would retain 65% of the new corporation, which would operate under the name of Case Corporation (the "new Case Corporation"). Additional details of the offering are: 1) Tenneco would transfer all of Case's assets to the new Case Corporation, except for existing U.S. retail receivables, which will be retained by Tenneco Credit Corporation, 2) separate finance companies owned by the new Case Corporation would finance retail receivables going forward, 3) wholesale receivables would now be on the new Case Corporation balance sheet and 4) the new Case Corporation would be financed independently of Tenneco with $2.9 billion of credit lines to be syndicated by Chemical Bank. Proceeds from the proposed offering would be used by Tenneco to repay short-term debt, to pay taxes related to the transaction and for general corporate purposes. Proceeds from the initial public offering are dependent upon the offering price per share to be determined later. It is expected that the proposed offering would not have a material effect on Tenneco's earnings in 1994.



 (The above notes are an integral part of the foregoing financial statements.)

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT EVENT

  On April 26, 1994, a newly organized corporation formed to acquire the farm and construction equipment segment ("Case") of Tenneco Inc. and its consolidated subsidiaries ("Tenneco"), filed a registration statement with the Securities and Exchange Commission whereby Tenneco will offer for sale to the public 35% of its ownership of the common stock of the new corporation through an initial public offering. Upon the successful completion of the offering, Tenneco would continue to own 65% of the new corporation, which would operate under the name Case Corporation (the "new Case Corporation").

  In connection with the offering, Tenneco will transfer all of its farm and construction equipment assets to the new Case Corporation, except for certain existing U.S. retail receivables, which will be retained by Tenneco Credit Corporation. Finance subsidiaries of the new Case Corporation will finance retail receivables in the future. Wholesale receivables will be included on the balance sheet of the new Case Corporation. The new Case Corporation will be financed independently of Tenneco with $2.9 billion of credit syndicated by Chemical Bank.

  The proceeds from the proposed sale, which is dependent upon the offering price per share to be determined later, will be used by Tenneco to repay short-term debt, to pay taxes related to the transaction, and for general corporate purposes. The sale is not expected to have a material effect on the earnings of Tenneco in 1994. Longer term, the Company intends to reinvest the proceeds in a manner consistent with the Company's strategic plans; under current planning assumptions the expected returns from these investments would replace the earnings contribution lost as a result of the proposed offering.

THREE MONTHS RESULTS

RESTRUCTURING PROGRAMS-CASE OPERATIONS

  In the first quarter of 1994, Case made announcements which further described certain of its restructuring actions in Europe as part of its previously announced three-year, $920 million restructuring program. These actions include the creation of centers of excellence for engineering and assembly of construction equipment, for tractor assembly, and for manufacturing of small and medium-range agricultural transmissions, as well as a single parts depot in France. As a result, Case plans to close its Vierzon, France production facility, and its parts depot in Ris Orangis, France, and to outsource certain parts and components currently manufactured at the St. Dizier, France facility. Case also announced its intent to pursue a joint venture, partnership or sale to another company of the foundries at Doncaster, England and St. Dizier, France and begin to outsource the production of components presently manufactured at its Doncaster and Carr Hill, England, facilities.

REVENUES

  Revenues for the first quarter of 1994 were $3.29 billion, up slightly from $3.25 billion in the first quarter of 1993. Higher revenues for farm and construction equipment (up $186 million or 23 percent), automotive parts (up $38 million or 9 percent) and chemicals (up slightly) were partially offset by lower revenues in natural gas pipelines (down $125 million or 15 percent), shipbuilding (down $49 million or 11 percent) and packaging (down $13 million or 3 percent).

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES ("OPERATING INCOME")

  Operating income for the first quarter of 1994 was $301 million, up $27 million or 10 percent, compared with $274 million for the first quarter of 1993.

  Natural gas pipelines reported first quarter operating income of $105 million compared with $121 million in the 1993 quarter. Revenues for the first quarter of 1994 decreased to $693 million compared with $818 million in the first quarter of 1993, mainly due to the year-over-year change to operating under the Federal Energy Regulatory Commission ("FERC") Order No. 636 which commenced September 1, 1993. Under the FERC No. Order 636, regulated pipeline revenues will no longer include gas sales since this business will include primarily transportation revenues, and will reflect a smoother quarterly earnings stream with the switch to a non-seasonal rate structure. This new structure eliminates the seasonal peaks in the winter and valleys in the summer. Operating income decreased primarily due to the shift to the new non-seasonal rate structure, partially offset by higher operating income resulting from the expansion into non-regulated businesses.

  In February 1994, Tenneco Energy Resources Corporation ("TERC"), a gas marketing and intrastate pipeline subsidiary, announced the sale of original issue stock to Ruhrgas AG, resulting in dilution of Tenneco Corporation's ownership in that subsidiary from 100% to 80%. Proceeds from the sale were $47 million. The agreement provides for finalization of the transaction no later than February 1995, and the gain, if any, will not be recognized until that time. At the same time, Tenneco Gas Inc. entered into an agreement with the buyer to pursue joint opportunities in the European gas industry.

  Farm and construction equipment posted first quarter operating income of $81 million, an improvement of $98 million over its operating loss of $17 million in the first quarter last year. First quarter revenues of $1.0 billion were up from $814 million reported in the 1993 quarter as sales of farm and construction equipment in the North American segment and the international business group improved significantly during the first quarter. Farm and construction equipment operating income improved compared to the first quarter 1993 as a result of the higher sales volumes, lower discounts and improved pricing, and manufacturing performance improvements. During the first quarter, worldwide farm and construction equipment production increased by 27 percent compared with the same period last year in response to improving market conditions. Case's North American retail sales of major agricultural equipment units increased 48 percent while North American retail sales of construction equipment rose 54 percent compared to the first quarter 1993.

  Automotive parts reported first quarter operating income of $52 million compared with $51 million recorded in the same quarter a year ago. Revenues for the quarter totaled $481 million compared with $443 million in last year's first quarter, mainly due to higher North American original equipment sales (up 15 percent) in both the Walker exhaust and Monroe ride control segments, reflecting higher new car and truck production. Aftermarket sales of exhaust and ride control products in North America also increased due to intensive product promotions in anticipation of the peak selling season. Market share gains and improving economic conditions led to higher European aftermarket sales for the exhaust business. Operating income increased as result of the higher North American original equipment sales and the benefit of quality program initiatives, which more than offset higher distribution costs in the North American exhaust aftermarket.

  Shipbuilding reported first quarter operating income of $48 million compared with $55 million in the 1993 first quarter. Revenues decreased $49 million to $403 million in the first three months of 1994 compared with $452 million in the same period a year ago. The sale in November 1993 of the Sperry Marine business and reduced work on Navy contracts for aircraft carriers and submarines accounted for most of the decline in revenues and operating income. The backlog at the end of the first quarter of 1994 stood at $3.5 billion and included construction contracts for five LOS ANGELES class submarines and two NIMITZ class aircraft carriers, the refueling and overhaul contract on the carrier USS ENTERPRISE and a conversion contract for two fast sealift ships.

  First quarter operating income for packaging was $20 million, down from $37 million generated in the 1993 quarter. Revenues for the first three months were $491 million compared with $504 million in the same period last year. The lower operating income is primarily the result of severe winter weather in the Midwest and Northeast, as well as the California earthquake which curtailed plant operations, delayed customer shipments, increased energy and wood costs and significantly constrained consumer spending for packaged goods. Lower linerboard and specialty pricing also contributed to the operating income decline as well as the 1993 divestiture of three international aluminum packaging businesses.

  Chemicals reported first quarter 1994 operating income of $9 million down from $15 million in the same period last year. Revenues rose slightly to $221 million in the 1994 first quarter compared with $220 million in the 1993 period. During the 1994 quarter, chemicals recorded a $7 million charge to increase the efficiency of the surfactants operations and to reduce costs at the Whitehaven, U.K. site. With the exception of the surfactants business, each of the chemicals business groups posted improvements in operating income. Demand for phosphate products remained good in all major markets.

INTEREST EXPENSE

  Interest expense decreased from $129 million in the 1993 quarter to $105 million in the first quarter of 1994. The decline was primarily attributable to lower debt levels that resulted from the $1.1 billion equity offering completed in April 1993 and scheduled long-term debt retirements partially offset by higher interest expense for pending pipeline rate refunds. Interest capitalized increased from $1 million in the 1993 quarter to $2 million in 1994 due to higher capital expenditures.

INCOME TAXES

  Income tax expense for the first quarter of 1994 was $76 million versus $72 million reported for 1993. This increase was primarily due to higher pre-tax income in 1994, partially offset by lower levels of unbenefitted European losses.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

  Effective January 1, 1994, Tenneco adopted Statement of Financial Accounting Standards ("FAS") No. 112, Employers' Accounting for Postemployment Benefits. This new standard was adopted using the cumulative catch-up method and requires employers to account for postemployment benefits for former or inactive employees after employment but before retirement on the accrual basis rather than the "pay-as-you-go" basis. As a result of the adoption of this statement, the first quarter 1994 Statement of Income includes an after-tax charge of $39 million, or 22 cents per average common share, for the cumulative effect of the accounting change.

EARNINGS PER AVERAGE COMMON SHARE

  Net income for the first quarter of 1994 was $83 million, or 45 cents per average common share after preferred stock dividends, compared with net income of $74 million, or 46 cents per average common share after preferred stock dividends, in the 1993 first quarter. Preferred stock dividends were $3 million for the first quarter of 1994 and $4 million in the 1993 first quarter.

  Included in the 1994 net income was income from operations before the cumulative effect of the change in accounting principle of $122 million, or 67 cents per average common share and the charge of $39 million (net of tax), or 22 cents per average common share, relating to the cumulative effect of the change in accounting principle.

  Average shares outstanding used for the calculation of earnings per average common share for the first quarter of 1994 were 178.7 million compared to 151.3 million in the 1993 quarter. The increase was primarily the result of the 23.5 million shares issued in the April 1993 underwritten public offering and the issuance of treasury shares and shares from the stock employee compensation trust ("SECT").

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities was $597 million for the first three months of 1994 compared to cash provided of $20 million for the same period in 1993, an increase of $577 million including discontinued operations. Excluding the discontinued operations, there was an improvement of $566 million. This improvement was due primarily to the sale of approximately $740 million of Case retail receivables to limited purpose business trusts, which issued asset-backed securities to the public in the 1994 first quarter. Higher income from continuing operations and lower tax payments also contributed to the improvement. Partially offsetting these improvements were increases in inventories primarily of Case and its dealers and higher Case restructuring expenditures.

  Net cash used by investing activities was $37 million compared to $71 million used in the first three months of 1993. Proceeds from sale of businesses and assets were higher ($68 million, primarily due to the sale of a 20 percent interest in TERC which will be finalized no later than February 1995 and the sale of several Case facilities), partially offset by higher capital expenditures of $30 million.

  Expenditures for plant, property and equipment for the first three months of 1994 were $105 million compared to $75 million for the first three months of 1993. Packaging increased $16 million (due to higher spending on expansion and enhancement projects), and increased expenditures for chemicals ($7 million), farm and construction equipment ($6 million) and natural gas pipelines ($3 million), more than offset the decrease of $2 million for shipbuilding.

  Capitalization totaled $8.62 billion at March 31, 1994, a decrease of $372 million from December 31, 1993. The resulting ratio of total debt to capitalization decreased from 67.6 percent to 65.4 percent. The total debt to capitalization ratio was 62.1 percent including the market value of the SECT shares compared to 64.0 percent at December 31, 1993. The major changes in capitalization were: total debt down $435 million, stockholders' equity up $59 million, minority interest up $23 million and preferred stock down $19 million due to mandatory redemption.

  Based upon Tenneco's estimates of anticipated needs and circumstances of business operations, together with anticipated market conditions, Tenneco expects adequate sources of funds to be available to finance its future operations through internally generated funds, the sale of assets, the use of credit facilities and the issuance of asset-backed securities and other long-term securities. Over the past several years, Tenneco has relied on externally generated funds to meet substantial portions of its cash requirements.

OTHER MATTERS

  In April 1994, Tenneco filed for FERC approval to transfer the assets of East Tennessee Natural Gas Company and Midwestern Gas Transmission Company to two separate limited partnerships. This provides Tenneco with the financial flexibility to optimize the value of these assets in the future. Tenneco also formally entered the 750-mile Argentina-to-Chile pipeline project as a 25 percent equity partner and agreed to oversee the design, construction and operation of the transmission pipeline. Tenneco will be the pipeline's technical operator upon completion of the $600 million pipeline project.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

 (1) Environmental Proceedings.

  Tennessee is a party in proceedings involving federal and state authorities regarding the past use by Tennessee of a lubricant containing polychlorinated biphenyls ("PCBs") in its starting air systems.

  On January 13, 1992, the United States Environmental Protection Agency ("EPA") filed an administrative complaint alleging that Tennessee violated the Toxic Substances Control Act between 1980 and 1990 by engaging in the unauthorized use and disposal of materials containing PCBs. The complaint addresses PCB-related activity at 26 compressor stations in five states (Alabama, Mississippi, Kentucky, Tennessee and Ohio). A civil penalty of $15,678,000 was sought. Tennessee and the EPA have reached a tentative oral agreement under which Tennessee will make a specified payment in full settlement of civil penalties under the Toxic Substances Control Act arising from Tennessee's prior use of PCBs at compressor stations throughout its system. This agreement covers 42 Tennessee compressor stations in nine states and five EPA regions. The finalization of this agreement, however, has been delayed while the EPA and Tennessee assess the impact of the District of Columbia Court of Appeals decision in 3M Company v. Browner, which, if upheld on appeal, may limit the applicable statute of limitations. Meanwhile, Tennessee's negotiations with EPA to finalize an agreement on the remediation of its compressor stations in Regions IV, V, and VI are continuing on a separate track. With respect to the nine stations in Regions II and III, EPA has advised Tennessee that it is deferring to the Pennsylvania and New York environmental agencies to specify the remediation requirements applicable to Tennessee. Tennessee anticipates that it will soon reach an agreement with the Pennsylvania Department of Environmental Resources ("PaDER") and will enter into a consent order on remediation at the Pennsylvania stations (under which Tennessee also agrees to pay a civil penalty and to make a contribution for environmental projects); meanwhile, Tennessee will continue its negotiations with the New York Department of Environmental Conservation on remediation at the New York stations. Tenneco believes that the ultimate resolution of this matter will not have a material adverse effect on the financial condition or results of operations of Tenneco Inc. and its consolidated subsidiaries.

 (2) Potential Superfund Liability.

  At March 31, 1994, Tenneco has been designated as a potentially responsible party in 72 "Superfund" sites. With respect to its pro rata share of the remediation costs of certain sites, Tenneco is fully indemnified by third parties. With respect to certain other sites, Tenneco has sought to resolve its liability through payments to the other potentially responsible parties. For the remaining sites, Tenneco has estimated its share of the remediation costs to be between $12.6 million and $72.25 million or 0.4% to 2.5% of the total remediation costs for those sites and has provided reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, Tenneco's estimate of its share of remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that Tenneco could be required to pay in excess of its pro rata share of remediation costs. Tenneco's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in Tenneco's determination of its estimated liability. Tenneco does not believe that the costs associated with its current status as a potentially responsible party in the Superfund sites described above will be material to its financial position or results of operations.

  For additional information concerning environmental matters, see Note 4 in the "Notes to Financial Statements" of Tenneco Inc. and Consolidated Subsidiaries.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

    11--Computation of Earnings (Loss) Per Share of Common Stock

    12--Computation of Ratio of Earnings to Fixed Charges

  (b) Reports on Form 8-K. Tenneco Inc. did not file any reports on Form 8-K during the quarter ended March 31, 1994.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TENNECO INC.

                                                    Robert T. Blakely
Date: May 3, 1994                         By __________________________________
                                                    Robert T. Blakely
                                                Senior Vice President and
                                                 Chief Financial Officer

                                                                     EXHIBIT 11

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

           COMPUTATION OF EARNINGS (LOSS) PER SHARE OF COMMON STOCK
                                  (UNAUDITED)

                                                      (MILLIONS EXCEPT SHARE
                                                              AMOUNTS)
                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                     ------------------------
                                                        1994         1993
                                                     -----------  -----------
Computation for Statements of Income
  Primary Earnings Per Share (average shares
   outstanding):
   Income from operations before cumulative effect
    of change in accounting principle..............  $       122  $        74
   Cumulative effect of change in accounting
    principle, net of income tax...................          (39)          --
                                                     -----------  -----------
   Net income......................................           83           74
   Preferred stock dividends.......................            3            4
                                                     -----------  -----------
   Net income to common stock......................  $        80  $        70
                                                     ===========  ===========
   Average shares of common stock
    outstanding(a),(b).............................  178,696,826  151,297,379
                                                     ===========  ===========
   Earnings (loss) per average share of common
    stock:
     From operations before cumulative effect of
      change in accounting principle...............  $       .67  $       .46
     Cumulative effect of change in accounting
      principle....................................         (.22)          --
                                                     -----------  -----------
                                                     $       .45  $       .46
                                                     ===========  ===========
Additional Computations(c)
  Net income to common stock, per above............  $        80  $        70
                                                     ===========  ===========
  Primary Earnings Per Share (including common
   stock equivalents):
   Average shares of common stock
    outstanding(a),(b).............................  178,696,826  151,297,379
   Incremental common shares applicable to common
    stock options based on the common stock daily
    average market price during the period.........      119,080       11,757
                                                     -----------  -----------
   Average common shares, as adjusted..............  178,815,906  151,309,136
                                                     ===========  ===========
   Earnings (loss) per average share of common
    stock (including common stock equivalents):
     From operations before cumulative effect of
      change in accounting principle...............  $       .67  $       .46
     Cumulative effect of change in accounting
      principle....................................         (.22)          --
                                                     -----------  -----------
                                                     $       .45  $       .46
                                                     ===========  ===========
  Fully Diluted Earnings Per Share:
   Average shares of common stock
    outstanding(a),(b).............................  178,696,826  151,297,379
   Incremental common shares applicable to common
    stock options based on the more dilutive of the
    common stock ending or average market price
    during the period..............................      119,080       18,174
   Average common shares issuable assuming
    conversion of Tenneco Inc. 10% loan stock......       41,903       42,937
                                                     -----------  -----------
   Average common shares assuming full dilution....  178,857,809  151,358,490
                                                     ===========  ===========
   Fully diluted earnings (loss) per average share,
    assuming conversion of all applicable
    securities:
     From operations before cumulative effect of
      change in accounting principle...............  $       .67  $       .46
     Cumulative effect of change in accounting
      principle....................................         (.22)          --
                                                     -----------  -----------
                                                     $       .45  $       .46
                                                     ===========  ===========

- --------
NOTES:(a) In 1992, 12,000,000 shares of common stock were issued to the Stock
          Employee Compensation Trust ("SECT"). Shares of common stock issued to a related trust are not considered to be outstanding in the computation of average shares of common stock until the shares are utilized to fund the obligations for which the trust was established. At March 31, 1994, the SECT had utilized 3,135,075 of these shares.
(b) Series A preferred stock is converted into common stock under the Contingent Share method. The above computation includes 8,935,175 shares of Series A preferred stock which were converted into 17,870,350 shares of common stock.
(c) These calculations are submitted in accordance with Securities and Exchange Commission requirements although not required by Accounting Principles Board Opinion No. 15 because they result in dilution of less than 3%.

                                                                      EXHIBIT 12

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

              COMBINED WITH 50% OWNED UNCONSOLIDATED SUBSIDIARIES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                  (UNAUDITED)

                                                                  (MILLIONS)
                                                                     THREE
                                                                    MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                                  ------------
                                                                  1994   1993
                                                                  -----  -----
Income from operations before cumulative effect of change in accounting principle............................................ $ 122  $  74
Add:
  Interest.......................................................   162    210
  Portion of rentals representative of interest factor...........    17     18
  Income tax expense and other taxes on income...................    76     73
  Amortization of interest capitalized applicable to non-utility
   companies.....................................................     2      3
  Undistributed earnings of affiliated companies in which less
   than a 50% voting interest is owned...........................    (3)    (3)
                                                                  -----  -----
    Earnings as defined.......................................... $ 376  $ 375
                                                                  =====  =====
Interest......................................................... $ 162  $ 210
Interest capitalized.............................................     2      1
Portion of rentals representative of interest factor.............    17     18
                                                                  -----  -----
    Fixed charges as defined..................................... $ 181  $ 229
                                                                  =====  =====
Ratio of earnings to fixed charges...............................  2.08   1.64
                                                                  =====  =====

                        [LOGO OF TENNECO APPEARS HERE]

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                    DESCRIPTION OF EXHIBIT
 -------                   ----------------------
    11   --Computation of Earnings (Loss) Per Share of Common Stock
    12   --Computation of Ratio of Earnings to Fixed Charges