Form 10-Q
period 1994-06-30
TENNECO INC /DE/
filed 1994-08-12
CIK 823549

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

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

  Common Stock, par value $5 per share: 170,968,183 shares as of June 30, 1994.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I--Financial Information
  Tenneco Inc. and Consolidated Subsidiaries--
    Statements of Income..................................................   2
    Statements of Cash Flows..............................................   5
    Balance Sheets........................................................   6
    Statements of Changes in Stockholders' Equity.........................   8
    Statements of Changes in Preferred Stock With Mandatory Redemption
     Provisions...........................................................   9
    Notes to Financial Statements.........................................  10
    Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................  15
Part II--Other Information
  Item 1. Legal Proceedings...............................................  21
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............  22
  Item 5. Other Information...............................................   *
  Item 6. Exhibits and Reports on Form 8-K................................  22

- --------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                     PART I

                             FINANCIAL INFORMATION

                              STATEMENTS OF INCOME

                                  (UNAUDITED)

                              TENNECO INC. AND CONSOLIDATED SUBSIDIARIES
                            --------------------------------------------------
                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                   JUNE 30,                  JUNE 30,
- -------------------------------------------------------------------------------
(MILLIONS EXCEPT SHARE
AMOUNTS)                       1994         1993         1994         1993
- -------------------------------------------------------------------------------
Revenues:
  Net sales and operating
   revenues--
   Natural gas pipelines..  $       605  $       665  $     1,298  $     1,483
   Farm and construction
    equipment.............        1,118        1,075        2,118        1,889
   Automotive parts.......          545          506        1,010          937
   Shipbuilding...........          464          463          867          915
   Packaging..............          527          514        1,018        1,018
   Chemicals..............          251          242          472          462
   Other..................           (1)           1           (4)          (3)
                            -----------  -----------  -----------  -----------
                                  3,509        3,466        6,779        6,701
  Other income--
   Interest income........           40           74           87          148
   Equity in net income--
    Tenneco Finance.......           --           --           --           --
   Other income, net......           15           21           32           37
                            -----------  -----------  -----------  -----------
                                  3,564        3,561        6,898        6,886
                            -----------  -----------  -----------  -----------
Costs and Expenses:
  Cost of sales (exclusive
   of depreciation shown
   below).................        2,225        2,210        4,238        4,143
  Operating expenses......          511          553        1,042        1,177
  Selling, general and ad-
   ministrative...........          308          309          612          602
  Finance charges--Tenneco
   Finance................           44           64           95          137
  Depreciation, depletion
   and amortization.......           96          127          228          258
  Restructuring costs.....          (16)          --          (16)          --
                            -----------  -----------  -----------  -----------
                                  3,168        3,263        6,199        6,317
                            -----------  -----------  -----------  -----------
Income Before Interest Ex-
 pense and Income Taxes...          396          298          699          569
Interest Expense (net of
 interest capitalized)....          105          118          207          244
                            -----------  -----------  -----------  -----------
Income Before Income Tax-
 es.......................          291          180          492          325
Income Tax Expense .......          120           74          197          145
                            -----------  -----------  -----------  -----------
Income From Continuing Op-
 erations.................          171          106          295          180
Income (Loss) From Discon-
 tinued Operations, Net of
 Income Tax...............          (24)           2          (26)          (1)
                            -----------  -----------  -----------  -----------
Income Before Extraordi-
 nary Loss................          147          108          269          179
Extraordinary Loss, Net of
 Income Tax...............           (5)         (23)          (5)         (23)
                            -----------  -----------  -----------  -----------
Income Before Cumulative
 Effect of Change in Ac-
 counting Principle.......          142           85          264          156
Cumulative Effect of
 Change in Accounting
 Principle, Net of Income
 Tax......................           --           --          (39)          --
                            -----------  -----------  -----------  -----------
Net Income................          142           85          225          156
Preferred Stock Dividends.            4            4            7            8
                            -----------  -----------  -----------  -----------
Net Income to Common
 Stock....................  $       138  $        81  $       218  $       148
                            ===========  ===========  ===========  ===========
Average Number of Shares
 of Common Stock Outstand-
 ing......................  179,850,934  168,965,649  179,287,726  160,167,889
                            ===========  ===========  ===========  ===========
Earnings (Loss) Per Aver-
 age Share of Common
 Stock:
  Continuing operations...  $       .93  $       .60  $      1.61  $      1.08
  Discontinued operations.         (.13)         .01         (.14)        (.02)
  Extraordinary loss......         (.03)        (.13)        (.03)        (.14)
  Cumulative effect of
   change in accounting
   principle..............           --           --         (.22)          --
                            -----------  -----------  -----------  -----------
                            $       .77  $       .48  $      1.22  $       .92
                            ===========  ===========  ===========  ===========
Cash Dividends Per Share
 of Common Stock..........  $       .40  $       .40  $       .80  $       .80
                            ===========  ===========  ===========  ===========

 (The accompanying notes to financial statements are an integral part of these statements of income.)

                                               TENNECO INDUSTRIAL
                                 --------------------------------------------------
                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                           JUNE 30,                  JUNE 30,
                             ----------------------------------------------------------
                                        1994         1993         1994         1993
                             ----------------------------------------------------------
Revenues:
  Net sales and operating
   revenues--
   Natural gas pipelines..          $       605  $       665  $     1,298  $     1,483
   Farm and construction
    equipment.............                1,118        1,075        2,118        1,889
   Automotive parts.......                  545          506        1,010          937
   Shipbuilding...........                  464          463          867          915
   Packaging..............                  527          514        1,018        1,018
   Chemicals..............                  251          242          472          462
   Other..................                   (1)           1           (4)          (3)
                                    -----------  -----------  -----------  -----------
                                          3,509        3,466        6,779        6,701
  Other income--
   Interest income........                   14           11           22           21
   Equity in net income--
    Tenneco Finance.......                   22           30           63           53
   Other income, net......                   17           25           33           44
                                    -----------  -----------  -----------  -----------
                                          3,562        3,532        6,897        6,819
                                    -----------  -----------  -----------  -----------
Costs and Expenses:
  Cost of sales (exclusive
   of depreciation shown
   below).................                2,225        2,212        4,240        4,146
  Operating expenses......                  514          550        1,054        1,171
  Selling, general and ad-
   ministrative...........                  350          353          706          679
  Finance charges--Tenneco
   Finance................                   --           --           --           --
  Depreciation, depletion
   and amortization.......                   95          127          227          257
  Restructuring costs.....                  (16)          --          (16)          --
                                    -----------  -----------  -----------  -----------
                                          3,168        3,242        6,211        6,253
                                    -----------  -----------  -----------  -----------
Income Before Interest Ex-
 pense and Income Taxes...                  394          290          686          566
Interest Expense (net of
 interest capitalized)....                  118          133          231          279
                                    -----------  -----------  -----------  -----------
Income Before Income Tax-
 es.......................                  276          157          455          287
Income Tax Expense .......                  105           51          160          107
                                    -----------  -----------  -----------  -----------
Income From Continuing Op-
 erations.................                  171          106          295          180
Income (Loss) From Discon-
 tinued Operations, Net of
 Income Tax...............                  (24)           2          (26)          (1)
                                    -----------  -----------  -----------  -----------
Income Before Extraordi-
 nary Loss................                  147          108          269          179
Extraordinary Loss, Net of
 Income Tax...............                   (5)         (23)          (5)         (23)
                                    -----------  -----------  -----------  -----------
Income Before Cumulative
 Effect of Change in Ac-
 counting Principle.......                  142           85          264          156
Cumulative Effect of
 Change in Accounting
 Principle, Net of Income
 Tax......................                   --           --          (39)          --
                                    -----------  -----------  -----------  -----------
Net Income................                  142           85          225          156
Preferred Stock Dividends.                    4            4            7            8
                                    -----------  -----------  -----------  -----------
Net Income to Common
 Stock....................          $       138  $        81  $       218  $       148
                                    ===========  ===========  ===========  ===========











                                             TENNECO FINANCE
                             --------------------------------------------------
                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                      JUNE 30,                  JUNE 30,
                            ----------------------------------------------------
                               1994         1993         1994         1993
                            ----------------------------------------------------
Revenues:
  Net sales and operating
   revenues--
   Natural gas pipelines..    $        --  $        --  $        --  $        --
   Farm and construction
    equipment.............             --           --           --           --
   Automotive parts.......             --           --           --           --
   Shipbuilding...........             --           --           --           --
   Packaging..............             --           --           --           --
   Chemicals..............             --           --           --           --
   Other..................             --           --           --           --
                              -----------  -----------  -----------  -----------
                                       --           --           --           --
  Other income--
   Interest income........             87          138          197          269
   Equity in net income--
    Tenneco Finance.......             --           --           --           --
   Other income, net......              1            2            2            3
                              -----------  -----------  -----------  -----------
                                       88          140          199          272
                              -----------  -----------  -----------  -----------
Costs and Expenses:
  Cost of sales (exclusive
   of depreciation shown
   below).................             --           --           --           --
  Operating expenses......             (2)           5           (9)           9
  Selling, general and ad-
   ministrative...........             (1)           4            1            6
  Finance charges--Tenneco
   Finance................             49           72           98          150
  Depreciation, depletion
   and amortization.......              1           --            1            1
  Restructuring costs.....             --           --           --           --
                              -----------  -----------  -----------  -----------
                                       47           81           91          166
                              -----------  -----------  -----------  -----------
Income Before Interest Ex-
 pense and Income Taxes...             41           59          108          106
Interest Expense (net of
 interest capitalized)....              4            6            8           15
                              -----------  -----------  -----------  -----------
Income Before Income Tax-
 es.......................             37           53          100           91
Income Tax Expense .......             15           23           37           38
                              -----------  -----------  -----------  -----------
Income From Continuing Op-
 erations.................             22           30           63           53
Income (Loss) From Discon-
 tinued Operations, Net of
 Income Tax...............             --           --           --           --
                              -----------  -----------  -----------  -----------
Income Before Extraordi-
 nary Loss................             22           30           63           53
Extraordinary Loss, Net of
 Income Tax...............             (4)          (1)          (4)          (1)
                              -----------  -----------  -----------  -----------
Income Before Cumulative
 Effect of Change in Ac-
 counting Principle.......             18           29           59           52
Cumulative Effect of
 Change in Accounting
 Principle, Net of Income
 Tax......................             --           --           --           --
                              -----------  -----------  -----------  -----------
Net Income................             18           29           59           52
Preferred Stock Dividends.             --           --           --           --
                              -----------  -----------  -----------  -----------
Net Income to Common
 Stock....................    $        18  $        29  $        59  $        52
                              ===========  ===========  ===========  ===========

   (Reference is made to Note 1 for definitions of "Tenneco Industrial" and
                             "Tenneco Finance.")

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                          TENNECO INC. AND
                            CONSOLIDATED
                            SUBSIDIARIES      TENNECO INDUSTRIAL    TENNECO FINANCE
                          ------------------  -------------------  -------------------
                          SIX MONTHS ENDED     SIX MONTHS ENDED    SIX MONTHS ENDED
                              JUNE 30,             JUNE 30,            JUNE 30,
- --------------------------------------------------------------------------------------
(MILLIONS)                  1994      1993      1994      1993       1994      1993
- --------------------------------------------------------------------------------------
Cash Flows from Operat-
 ing Activities:
 Income from continuing
  operations............  $    295  $    180  $    295  $     180  $      63  $    53
 Adjustments to
  reconcile income from
  continuing operations
  to cash provided
  (used) by continuing
  operations--
 Depreciation, depletion
  and amortization......       228       258       227        257          1        1
 Deferred income taxes..       (35)      (39)      (42)       (39)         7       --
 Changes in components
  of working capital--
  (Increase) decrease in
   receivables..........      (532)      228    (1,704)        10        708      547
  (Increase) decrease in
   inventories..........      (146)      (42)     (146)       (42)        --       --
  (Increase) decrease in
   prepayments and other
   current assets.......        66       (18)       75        (30)        (2)      12
  Increase (decrease) in
   payables.............       197       (96)      (18)      (207)        53       (4)
  Increase (decrease) in
   taxes accrued........       149      (101)      161        (89)       (12)     (12)
  Increase (decrease) in
   interest accrued.....       (32)      (34)      (14)       (21)       (18)     (13)
  Increase (decrease) in
   restructuring liabil-
   ity..................       (52)      (20)      (52)       (20)        --       --
  Increase (decrease) in
   natural gas pipeline
   revenue reservation..      (157)       75      (157)        75         --       --
  Increase (decrease) in
   other current liabil-
   ities................        96        41       114         47        (18)      (6)
 (Increase) decrease in
  long-term notes and
  receivables...........       275       152        70         --        189      135
 Take-or-pay (refunds to
  customers) recoup-
  ments, net............         4       (30)        4        (30)        --       --
 Other..................       (82)      (12)      (87)       (17)         5      (33)
                          --------  --------  --------  ---------  ---------  -------
  Cash provided (used)
   by continuing opera-
   tions................       274       542    (1,274)        74        976      680
  Cash provided (used)
   by discontinued oper-
   ations...............        (5)       (7)       (5)        (7)        --       --
                          --------  --------  --------  ---------  ---------  -------
Net Cash Provided (Used)
 by Operating Activi-
 ties...................       269       535    (1,279)        67        976      680
                          --------  --------  --------  ---------  ---------  -------
Cash Flows from Invest-
 ing Activities:
 Net proceeds
  (expenditures) related
  to the sale of
  discontinued
  operations............        (5)      (34)       (5)       (34)        --       --
 Proceeds from sale of
  businesses and assets.       522        65       522         65         --       --
 Expenditures for plant,
  property and equip-
  ment--
 Continuing operations..      (240)     (176)     (240)      (176)        --       --
 Discontinued opera-
  tions.................        --        (1)       --         (1)        --       --
 Acquisition of busi-
  ness..................        --        (2)       --         (2)        --       --
 Investments and other..         9        56      (198)        28        (10)      27
                          --------  --------  --------  ---------  ---------  -------
Net Cash Provided (Used)
 by Investing Activi-
 ties...................       286       (92)       79       (120)       (10)      27
                          --------  --------  --------  ---------  ---------  -------
Cash Flows from Financ-
 ing Activities:
 Issuance of common,
  treasury and SECT
  shares................       108     1,125       108      1,125        185       --
 Purchase of common
  stock.................        (6)       (2)       (6)        (2)        --       --
 Redemption of preferred
  stock.................       (20)      (30)      (20)       (30)        --       --
 Issuance of long-term
  debt..................       979         2       992          6         12       --
 Retirement of long-term
  debt..................    (1,060)   (1,516)      (66)    (1,060)    (1,018)    (457)
 Net increase (decrease)
  in short-term debt ex-
  cluding current
  maturities on long-
  term debt.............       (54)      114       455        154        112     (254)
 Dividends (common and
  preferred)............      (161)     (151)     (161)      (151)       (18)      --
                          --------  --------  --------  ---------  ---------  -------
Net Cash Provided (Used)
 by Financing Activi-
 ties...................      (214)     (458)    1,302         42       (727)    (711)
                          --------  --------  --------  ---------  ---------  -------
Effect of Foreign
 Exchange Rate Changes
 on Cash and Temporary
 Cash Investments.......         3         2         3         (1)        --        3
                          --------  --------  --------  ---------  ---------  -------
Increase (Decrease) in
 Cash and Temporary Cash
 Investments............       344       (13)      105        (12)       239       (1)
Cash and Temporary Cash
 Investments, January 1.       218       111       213        102          5        9
                          --------  --------  --------  ---------  ---------  -------
Cash and Temporary Cash
 Investments, June 30
 (Note).................  $    562  $     98  $    318  $      90  $     244  $     8
                          ========  ========  ========  =========  =========  =======
Cash Paid During the Pe-
 riod for:
 Interest...............  $    338  $    417  $    258  $     327  $     130  $   177
 Income taxes (net of
  refunds)..............  $    (62) $    267  $    (78) $     204  $      16  $    63

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

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                         TENNECO INC. AND
                                                    CONSOLIDATED SUBSIDIARIES
                                                  -------------------------------
                                                  JUNE 30,  DECEMBER 31, JUNE 30,
(MILLIONS)                                          1994        1993       1993
- ---------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash and temporary cash investments............  $   562     $   218    $    98
 Receivables--
   Customer notes and accounts (net)............    3,398       2,669      3,101
   Affiliated companies.........................       --          --         --
   Gas transportation and exchange..............      295         228        241
   Other........................................      235         274        165
 Inventories....................................    1,754       1,581      1,759
 Deferred income taxes..........................      104          61        219
 Prepayments and other..........................      330         386        390
                                                  -------     -------    -------
                                                    6,678       5,417      5,973
                                                  -------     -------    -------
Investments and Other Assets:
 Investment in affiliated companies.............      472         470        584
 Other investments, at cost.....................       54          58         77
 Long-term notes and other receivables (net)....    1,587       1,961      2,179
 Investment in subsidiaries in excess of net
  assets at date of acquisition, less amortiza-
  tion..........................................      410         422        427
 Deferred income taxes..........................       41          38         --
 Other..........................................    1,218       1,327      1,230
                                                  -------     -------    -------
                                                    3,782       4,276      4,497
                                                  -------     -------    -------
Plant, Property and Equipment, at cost..........   12,287      12,115     12,037
 Less--Reserves for depreciation, depletion and
  amortization..................................    6,591       6,435      6,451
                                                  -------     -------    -------
                                                    5,696       5,680      5,586
                                                  -------     -------    -------
                                                  $16,156     $15,373    $16,056
                                                  =======     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Short-term debt (including current maturities
  on long-term debt)............................  $ 1,133     $ 1,274    $ 1,263
 Payables--
   Trade........................................    1,496       1,337      1,353
   Affiliated companies.........................       --          --         --
   Gas transportation and exchange..............      208         136        180
 Taxes accrued..................................      309         158        130
 Interest accrued...............................      138         154        168
 Restructuring liability........................      171         213        254
 Natural gas pipeline revenue reservation.......      118         291        231
 Other..........................................    1,463       1,347      1,377
                                                  -------     -------    -------
                                                    5,036       4,910      4,956
                                                  -------     -------    -------
Long-term Debt..................................    4,848       4,799      5,448
                                                  -------     -------    -------
Deferred Income Taxes...........................    1,178       1,225      1,184
                                                  -------     -------    -------
Deferred Credits and Other Liabilities..........    1,537       1,522      1,725
                                                  -------     -------    -------
Commitments and Contingencies
Minority Interest...............................      573         153        157
                                                  -------     -------    -------
Preferred Stock with Mandatory Redemption Provi-
 sions..........................................      145         163        162
                                                  -------     -------    -------
Stockholders' Equity:
 Series A preferred stock.......................        9           9          9
 Common stock...................................      870         870        869
 Stock Employee Compensation Trust (common
  stock held in trust)..........................     (386)       (499)      (541)
 Premium on common stock and other capital sur-
  plus..........................................    3,664       3,714      3,687
 Cumulative translation adjustments.............     (243)       (303)      (275)
 Retained earnings (accumulated deficit)........     (923)       (980)    (1,084)
                                                  -------     -------    -------
                                                    2,991       2,811      2,665
 Less--Shares held as treasury stock, at cost...      152         210        241
                                                  -------     -------    -------
                                                    2,839       2,601      2,424
                                                  -------     -------    -------
                                                  $16,156     $15,373    $16,056
                                                  =======     =======    =======

 (The accompanying notes to financial statements are an integral part of these balance sheets.)


                                                         TENNECO INDUSTRIAL
                                                 -------------------------------------
                                                 JUNE 30,    DECEMBER 31,     JUNE 30,
                                                   1994          1993           1993
                                                ----------------------------------------
ASSETS
Current Assets:
 Cash and temporary cash investments............   $   318       $   213        $    90
 Receivables--
   Customer notes and accounts (net)............     2,343           561            772
   Affiliated companies.........................        62            57             71
   Gas transportation and exchange..............       295           228            241
   Other........................................       222           259            132
 Inventories....................................     1,754         1,581          1,759
 Deferred income taxes..........................       101            40            197
 Prepayments and other..........................       325           393            401
                                                   -------       -------        -------
                                                     5,420         3,332          3,663
                                                   -------       -------        -------
Investments and Other Assets:
 Investment in affiliated companies.............     1,352         1,526          1,596
 Other investments, at cost.....................        49            53             72
 Long-term notes and other receivables (net)....       664           243            217
 Investment in subsidiaries in excess of net
  assets at date of acquisition, less amortiza-
  tion..........................................       410           422            427
 Deferred income taxes..........................        41            38             --
 Other..........................................     1,250         1,372          1,215
                                                   -------       -------        -------
                                                     3,766         3,654          3,527
                                                   -------       -------        -------
Plant, Property and Equipment, at cost..........    12,217        12,046         11,967
 Less--Reserves for depreciation, depletion and
  amortization..................................     6,573         6,419          6,436
                                                   -------       -------        -------
                                                     5,644         5,627          5,531
                                                   -------       -------        -------
                                                   $14,830       $12,613        $12,721
                                                   =======       =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Short-term debt (including current maturities
  on long-term debt)............................   $   809       $   179        $   184
 Payables--
   Trade........................................     1,481         1,334          1,352
   Affiliated companies.........................        47           129            159
   Gas transportation and exchange..............       208           136            180
 Taxes accrued..................................       301           132            109
 Interest accrued...............................       103           102            110
 Restructuring liability........................       171           213            254
 Natural gas pipeline revenue reservation.......       118           291            231
 Other..........................................     1,427         1,286          1,306
                                                   -------       -------        -------
                                                     4,665         3,802          3,885
                                                   -------       -------        -------
Long-term Debt..................................     3,940         3,143          3,190
                                                   -------       -------        -------
Deferred Income Taxes...........................     1,171         1,227          1,178
                                                   -------       -------        -------
Deferred Credits and Other Liabilities..........     1,549         1,524          1,725
                                                   -------       -------        -------
Commitments and Contingencies
Minority Interest...............................       521           153            157
                                                   -------       -------        -------
Preferred Stock with Mandatory Redemption Provi-
 sions..........................................       145           163            162
                                                   -------       -------        -------
Stockholders' Equity:
 Series A preferred stock.......................         9             9              9
 Common stock...................................       870           870            869
 Stock Employee Compensation Trust (common
  stock held in trust)..........................      (386)         (499)          (541)
 Premium on common stock and other capital sur-
  plus..........................................     3,664         3,714          3,687
 Cumulative translation adjustments.............      (243)         (303)          (275)
 Retained earnings (accumulated deficit)........      (923)         (980)        (1,084)
                                                   -------       -------        -------
                                                     2,991         2,811          2,665
 Less--Shares held as treasury stock, at cost...       152           210            241
                                                   -------       -------        -------
                                                     2,839         2,601          2,424
                                                   -------       -------        -------
                                                   $14,830       $12,613        $12,721
                                                   =======       =======        =======





                                                               TENNECO FINANCE
                                                  ----------------------------------------
                                                   JUNE 30,     DECEMBER 31,     JUNE 30,
                                                     1994           1993           1993
                                                 -------------------------------------------
ASSETS
Current Assets:
 Cash and temporary cash investments............      $  244         $    5         $    8
 Receivables--
   Customer notes and accounts (net)............       1,049          2,098          2,314
   Affiliated companies.........................         564            371            260
   Gas transportation and exchange..............          --             --             --
   Other........................................          13             15             33
 Inventories....................................          --             --             --
 Deferred income taxes..........................           3             21             22
 Prepayments and other..........................           7              3              4
                                                      ------         ------         ------
                                                       1,880          2,513          2,641
                                                      ------         ------         ------
Investments and Other Assets:
 Investment in affiliated companies.............          --             --             --
 Other investments, at cost.....................           5              5              5
 Long-term notes and other receivables (net)....         945          1,722          1,941
 Investment in subsidiaries in excess of net
  assets at date of acquisition, less amortiza-
  tion..........................................          --             --             --
 Deferred income taxes..........................          --             --             --
 Other..........................................           5              7             85
                                                      ------         ------         ------
                                                         955          1,734          2,031
                                                      ------         ------         ------
Plant, Property and Equipment, at cost..........          70             69             70
 Less--Reserves for depreciation, depletion and
  amortization..................................          18             16             15
                                                      ------         ------         ------
                                                          52             53             55
                                                      ------         ------         ------
                                                      $2,887         $4,300         $4,727
                                                      ======         ======         ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Short-term debt (including current maturities
  on long-term debt)............................      $  897         $1,382         $1,230
 Payables--
   Trade........................................          15              3              1
   Affiliated companies.........................          36             11             20
   Gas transportation and exchange..............          --             --             --
 Taxes accrued..................................           8             26             21
 Interest accrued...............................          35             52             58
 Restructuring liability........................          --             --             --
 Natural gas pipeline revenue reservation.......          --             --             --
 Other..........................................          36             61             71
                                                      ------         ------         ------
                                                       1,027          1,535          1,401
                                                      ------         ------         ------
Long-term Debt..................................         919          1,710          2,307
                                                      ------         ------         ------
Deferred Income Taxes...........................           7             (2)             6
                                                      ------         ------         ------
Deferred Credits and Other Liabilities..........           2              1              1
                                                      ------         ------         ------
Commitments and Contingencies
Minority Interest...............................          52             --             --
                                                      ------         ------         ------
Preferred Stock with Mandatory Redemption Provi-
 sions..........................................          --             --             --
                                                      ------         ------         ------
Stockholders' Equity:
 Series A preferred stock.......................          --             --             --
 Common stock...................................          71            317            314
 Stock Employee Compensation Trust (common
  stock held in trust)..........................          --             --             --
 Premium on common stock and other capital sur-
  plus..........................................         403            268            267
 Cumulative translation adjustments.............          (5)            (8)            (6)
 Retained earnings (accumulated deficit)........         411            479            437
                                                      ------         ------         ------
                                                         880          1,056          1,012
 Less--Shares held as treasury stock, at cost...          --             --             --
                                                      ------         ------         ------
                                                         880          1,056          1,012
                                                      ------         ------         ------
                                                      $2,887         $4,300         $4,727
                                                      ======         ======         ======

   (Reference is made to Note 1 for definitions of "Tenneco Industrial" and
                              "Tenneco Finance.")

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                                 TENNECO INC. AND CONSOLIDATED
                                                         SUBSIDIARIES
                                             ----------------------------------------
                                                   SIX MONTHS ENDED JUNE 30,
- --------------------------------------------------------------------------------------
(MILLIONS EXCEPT SHARE AMOUNTS)                     1994                 1993
- --------------------------------------------------------------------------------------
                                               SHARES     AMOUNT    SHARES     AMOUNT
                                             -----------  ------  -----------  ------
Series A Preferred Stock:
  Balance January 1 and June 30.............   8,935,175  $    9    8,935,175  $    9
                                             ===========  ------  ===========  ------
Common Stock:
  Balance January 1......................... 173,953,012     870  150,300,224     752
    Issued to retire debt...................          --      --   23,500,000     117
    Issued pursuant to benefit plans........      37,946      --       84,773      --
    Other...................................          --      --          152      --
                                             -----------  ------  -----------  ------
  Balance June 30........................... 173,990,958     870  173,885,149     869
                                             ===========  ------  ===========  ------
Stock Employee Compensation Trust (SECT):
  Balance January 1.........................                (499)                (488)
    Shares issued...........................                  63                   65
    Adjustment to market value..............                  50                 (118)
                                                          ------               ------
  Balance June 30...........................                (386)                (541)
                                                          ------               ------
Premium on Common Stock and Other Capital
 Surplus:
  Balance January 1.........................               3,714                2,637
    Premium on common stock issued to retire
     debt...................................                  --                  936
    Premium on common stock issued pursuant
     to benefit plans.......................                   2                    3
    Loss on issuance of treasury stock......                  --                   (3)
    Loss on shares issued by SECT...........                  (4)                  (2)
    Dividends on shares held by SECT........                   7                    9
    Adjustment of SECT to market value......                 (50)                 118
    Deferred compensation related to the
     stock plans (net of amortization)......                  (5)                 (11)
                                                          ------               ------
  Balance June 30...........................               3,664                3,687
                                                          ------               ------
Cumulative Translation Adjustments:
  Balance January 1.........................                (303)                (230)
    Translation of foreign currency state-
     ments..................................                  63                  (51)
    Hedges of net investment in foreign sub-
     sidiaries (net of income taxes)........                  (3)                   6
                                                          ------               ------
  Balance June 30...........................                (243)                (275)
                                                          ------               ------
Retained Earnings (Accumulated Deficit):
  Balance January 1.........................                (980)              (1,082)
    Net income..............................                 225                  156
    Dividends--
      Preferred stock.......................                  (5)                  (7)
      Series A preferred stock..............                 (25)                 (25)
      Common stock..........................                (136)                (125)
    Accretion of excess of redemption value
     of preferred stock over fair value at
     date of issue..........................                  (2)                  (1)
                                                          ------               ------
  Balance June 30...........................                (923)              (1,084)
                                                          ------               ------
Less--Common Stock Held as Treasury Stock,
 at Cost:
  Balance January 1.........................   4,166,835     210    5,323,912     268
    Shares acquired.........................     190,458      10       60,529       3
    Shares issued pursuant to benefit and
     dividend reinvestment plans............  (1,334,518)    (68)    (588,303)    (30)
                                             -----------  ------  -----------  ------
  Balance June 30...........................   3,022,775     152    4,796,138     241
                                             ===========  ------  ===========  ------
        Total...............................              $2,839               $2,424
                                                          ======               ======

      (The accompanying notes to financial statements are an integral part of these statements of changes in stockholders' equity.)

                    STATEMENTS OF CHANGES IN PREFERRED STOCK
                      WITH MANDATORY REDEMPTION PROVISIONS

                                  (UNAUDITED)

                                              TENNECO INC. AND CONSOLIDATED
                                                      SUBSIDIARIES
                                            -----------------------------------
                                                SIX MONTHS ENDED JUNE 30,
- -------------------------------------------------------------------------------
(MILLIONS EXCEPT SHARE AMOUNTS)                   1994              1993
- -------------------------------------------------------------------------------
                                             SHARES    AMOUNT  SHARES    AMOUNT
                                            ---------  ------ ---------  ------
Preferred Stock:
  Balance January 1........................ 1,782,508   $163  2,084,796  $ 191
    Shares redeemed........................  (195,744)   (20)  (302,271)   (30)
    Accretion of excess of redemption value
     over fair value at date of issue......        --      2         --      1
                                            ---------   ----  ---------  -----
  Balance June 30.......................... 1,586,764   $145  1,782,525  $ 162
                                            =========   ====  =========  =====




 (The accompanying notes to financial statements are an integral part of these statements of changes in preferred stock with mandatory redemption provisions.)

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

  (1) In the opinion of Tenneco Inc. (hereinafter referred to as the "Company"), the accompanying unaudited financial statements of Tenneco Inc. and Consolidated Subsidiaries (hereinafter referred to as "Tenneco") contain all adjustments necessary to present fairly the financial position as of June 30, 1994, and the results of operations; changes in stockholders' equity; changes in preferred stock with mandatory redemption provisions; and cash flows for the periods indicated.

  The accompanying financial statements also include, on a separate and supplemental basis, the combination of Tenneco's industrial companies and finance companies as follows:

    Tenneco Industrial  --   The financial information captioned "Tenneco
                             Industrial" reflects the consolidation of all
                             majority-owned subsidiaries except for the finance
                             subsidiaries. The finance subsidiaries have been
                             included using the equity method of accounting
                             whereby the net income and net assets of these
                             companies are reflected, respectively, in the
                             income statement caption, "Equity in net income--
                             Tenneco Finance," and in the balance sheet
                             caption, "Investment in affiliated companies."
    Tenneco Finance     --   The financial information captioned "Tenneco
                             Finance" reflects the combination of Tenneco's
                             majority-owned finance subsidiaries and
                             adjustments for minority interest.

  Prior to the initial public offering ("IPO") of approximately 29 percent of the common stock of Case Corporation (see Note 6 below), the wholesale (dealer) credit and retail credit operations of the Farm and construction equipment segment were financed by wholly-owned finance subsidiaries. Subsequent to the IPO, the wholesale (dealer) credit operations are being financed by industrial subsidiaries. As a result of this change, interest expense related to the wholesale (dealer) credit operations will be reported as "Interest Expense" rather than "Finance charges--Tenneco Finance" as in prior periods. If prior periods were reclassified to reflect this prospective presentation of interest expense related to wholesale (dealer) credit operations, consolidated "Finance charges--Tenneco Finance" would have been reduced and "Interest Expense" would have increased by $10 million, $18 million, $22 million and $40 million for the three months and six months ended June 30, 1994, and 1993, respectively, with no effect on consolidated net income. At December 31, 1993, and June 30, 1993, this change would have increased receivables and debt of Tenneco Industrial by $1.5 billion and $1.8 billion, respectively, with no effect in the consolidated balance sheet.

  All significant intercompany transactions, including activity within and between the "Tenneco Industrial" and "Tenneco Finance" business units, have been eliminated.

  (2) On April 5, 1994, the Federal Energy Regulatory Commission ("FERC") issued a final order approving Tennessee Gas Pipeline Company's ("Tennessee") Stipulation and Agreement that resolved many significant issues in Docket No. RP91-203 (Tennessee's current rate case, which was filed in 1991) and established procedures for resolving the remaining issues, including the recovery of certain environmental expenditures discussed in Note (4) below. Tennessee is currently collecting the environmental costs in its rates subject to further review in the rate case and possible refund. A hearing concerning these costs is scheduled to commence no later than January 1995. Tennessee intends to pursue full recovery of the costs at issue in this hearing. Tennessee is also currently pursuing the possibility of a global settlement with its customers that would not only address recovery of the environmental costs now included in its rates, but would also establish a mechanism for recovering a substantial portion of the environmental costs discussed in Note
(4) that will be expended in the future. The total amount of and timing for any recovery pursuant to such global

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES settlement will depend upon the results of Tennessee's negotiations with its customers and will be subject to FERC approval. Given the current uncertainty of a possible settlement, the Company is unable to predict its timing or its impact on Tenneco's consolidated financial position or results of operations.

  Pursuant to the final FERC order, on June 3, 1994, Tennessee paid refunds for the period February 1, 1992, through August 31, 1993. The refunds had no material effect on reported net income. Also pursuant to Tennessee's Stipulation and Agreement, refunds for the period after September 1, 1993 will be paid by Tennessee within 60 days of receipt of a final FERC order resolving issues related to this period. Tennessee has recorded a liability which is adequate to cover these estimated refunds. The Stipulation and Agreement obligates Tennessee to file another rate case by the end of 1994.

  On April 8, 1992, the FERC issued Order No. 636 which, together with subsequently issued clarifying Order Nos. 636-A and 636-B (the "FERC Restructuring Orders"), restructured the interstate gas pipeline industry. The FERC Restructuring Orders required pipelines to: 1) "unbundle" their transportation and storage services from their sales services, 2) increase pipeline customers' flexibility to change receipt and delivery points under transportation contracts and to allow release of capacity under those contracts for use by others and 3) separate interstate pipeline gas sales organizations from interstate pipeline transportation and storage business units. Under the FERC Restructuring Orders, rates for pipeline transportation and storage generally remain subject to traditional cost-of-service regulation but under a rate design which is relatively insensitive to throughput and hence less sensitive to seasonal variation. Sales of natural gas by interstate pipelines occur pursuant to a blanket sales certificate under which price and other terms of sale are set by market forces.

  Commencing on September 1, 1993, Tennessee implemented its Order No. 636 tariff and the restructuring of its transportation, storage and sales services and the implementation of various recovery mechanisms to begin recovery of certain transition costs already paid or obligated to be paid in connection with the FERC Restructuring Orders.

  Tennessee's Order No. 636 compliance filings request authority to: 1) recover, through a monthly surcharge, one-time gas supply realignment costs and certain related costs incurred to date over a period of up to thirty-six months, 2) direct-bill customers for unrecovered purchased gas costs over a twelve-month period and 3) track and recover from customers, through an annual surcharge, upstream transportation costs which Tennessee is obligated to pay under existing contracts. The filings were accepted effective September 1, 1993, and made subject to refund pending review. Hearings have been instituted to review the recovery of the gas supply realignment costs and the direct billing of unrecovered purchased gas costs.

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

  The total amount of transition costs that will be incurred by Tennessee will depend upon: 1) developments in restructuring proceedings involving Tennessee, its customers and other affected parties, 2) the resolution of pending litigation and 3) the terms of multiple negotiations with individual suppliers. Until these issues are resolved, Tennessee cannot finally determine the ultimate amount of one-time transition costs or other annual costs it will incur, nor the amounts which will be recovered from customers. Tennessee believes that one-time transition costs will not exceed $700 million. As of June 30, 1994, Tennessee has

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES deferred transition costs net of recoveries of approximately $135 million, which will be recovered from its customers. Tennessee believes that other annual transition costs, including upstream transportation costs, will not exceed $100 million in 1994, decreasing thereafter over the length of the contracts involved.

  In July 1994, Tennessee filed with the FERC a Stipulation and Agreement (the "PGA Stipulation"), which will resolve, if approved, the recovery of unrecovered purchased gas costs and the recovery of costs associated with the transfer of storage gas inventory to new storage customers in Tennessee's restructuring proceeding. The PGA Stipulation eliminates all challenges to the unrecovered purchased gas costs, but establishes a cap on the charges that may be imposed upon former sales customers.

  The FERC Restructuring Orders will undergo judicial review, clarification and formulation of cost recovery details as the restructuring process proceeds. However, Tennessee believes that it is entitled to full recovery of all transition costs it will incur. Inasmuch as the FERC Restructuring Orders contemplate complete recovery by pipelines of qualified transition costs, the Company believes that Tennessee's Order No. 636 restructuring (together with the Order No. 636 restructuring of Tenneco's other interstate pipelines) will not have a material effect on Tenneco's consolidated financial position or results of operations. The Company further believes that the PGA Stipulation will not have a material effect on Tenneco's consolidated financial position or results of operations.

  (3) The Company and its subsidiaries are parties to numerous legal proceedings arising from their operations. The Company believes that the outcome of these proceedings, individually and in the aggregate, will have no material effect on the financial position or results of operations of Tenneco Inc. and its consolidated subsidiaries.

  (4) In 1988, Tennessee initiated an internal project to identify and deal with the presence of polychlorinated biphenyls ("PCBs") at compressor stations operated by both its interstate and intrastate natural gas pipeline systems. This situation arose as a result of the use of a PCB-containing lubricant, purchased between 1953 and the early 1970's, in air compressors which are used to start the main gas compressor engines (lubricants containing PCBs were not used in the main gas compressor engines themselves). The project was subsequently expanded to include a screening for the presence of any substances included on the U.S. Environmental Protection Agency ("EPA") List of Hazardous Substances ("HS List"). Tennessee conducted the project with frequent contact with federal and state regulatory agencies, both through informal negotiation and formal entry of consent orders, in order to assure that site characterization efforts met regulatory requirements.

  In 1991, upon the conclusion of a comprehensive study to estimate remediation costs for its compressor sites and all other sites on Tennessee's interstate and intrastate pipeline systems at which listed substances had then been identified, Tenneco recorded a reserve of $260 million for estimated future environmental expenses including: 1) expected remediation expense and associated onsite, offsite and groundwater technical studies, 2) legal fees and
3) settlement of third party and governmental litigation, including civil penalties. Through June 30, 1994, Tenneco has charged $70 million against this environmental reserve. Of the remaining reserve, $41 million has been recorded on the balance sheet under "Payables--Trade" and $149 million under "Deferred Credits and Other Liabilities."

  As a result of its recent negotiations with federal and state regulatory agencies, including the recently-executed remediation agreement with the EPA discussed in Item 1, Legal Proceedings, Tennessee anticipates that it will perform further testing for and characterization of substances on the HS List, and other substances of concern to it and those agencies, at its compressor sites and other sites on its interstate pipeline systems. Due to the current uncertainty regarding the regulatory requirements for site characterization, the actual presence of such substances at the sites, and the final, site-specific clean-up decisions to be made with respect

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES to clean-up levels and remediation technologies, Tennessee cannot at this time project what additional costs may result. While there are still many uncertainties relating to the ultimate costs which may be incurred, based upon Tennessee's continuing evaluation and experience to date, Tenneco continues to believe that the amount of the reserve is appropriate.

  Tenneco believes that a substantial portion of these costs, which will be expended over the next five to ten years, will be recovered through rates charged to customers of its natural gas pipelines. The estimated costs expected to be recovered, amounting to $230 million, were recorded in 1991 as an asset ($30 million in "Current Assets" and $200 million in "Investments and Other Assets"). The estimated unrecoverable portion, amounting to $30 million, was charged against income in 1991. Tennessee is currently recovering environmental expenses annually in its rates. For more information regarding recovery of environmental costs, see Note (2) above. A significant portion of these expenses remains subject to review and refund in Tennessee's pending rate case. As of June 30, 1994, the asset balance is $151 million ($37 million in "Current Assets" and $114 million in "Investments and Other Assets").

  Tenneco believes that its liability insurance policies in effect during the period in which the environmental issues occurred provide coverage for remediation costs and related claims. In 1991, the Company commenced litigation in a Louisiana state court against 26 of its insurance carriers during this period, seeking recovery of losses which the Company incurred. The issues in dispute involve determining: 1) whether the presence of PCBs and other substances at each compressor station constituted a separate occurrence for purposes of the per-occurrence limits of the policies; 2) the applicability of the pollution exclusions in certain policies issued after 1971; 3) the applicability of provisions which exclude the environmental impacts located solely on the insured's property; 4) whether the term "property damage" in the policies will cover the cost of compliance with governmental clean-up directives; 5) the allocation of costs to the various policies in effect during the period the environmental impact occurred; 6) the applicability of provisions excluding pollution that is "expected or intended"; and 7) the adequacy of notice of claims to insurance carriers. This environmental insurance coverage litigation remains pending. Tenneco has completed settlements with and received payment from five of the defendant carriers and believes that the likelihood of recovery against the remaining defendant carriers is reasonably possible.

  In July 1994, Tennessee commenced litigation in a Kentucky state court against the manufacturer of the PCB-containing lubricant used by Tennessee, seeking reimbursement of sums Tennessee has and will incur in the defense and settlement of PCB-related claims brought by state and federal agencies, private individuals, and others. Tennessee anticipates that the defendant will raise a variety of issues in dispute of Tennessee's claims.

  While Tenneco believes its legal position to be meritorious, Tenneco has not adjusted its environmental reserve to reflect any anticipated insurance recoveries or recoveries from the manufacturer of the PCB-containing lubricant.

  The Company and its subsidiaries have identified other sites in their various operating divisions where environmental remediation expense may be required should there be a change in ownership, operations or applicable regulations. These possibilities cannot be predicted or quantified at this time and accordingly, no provision has been recorded. However, provisions have been made for all instances where it has been determined that the incurrence of any material remedial expense is reasonably possible.

  (5) In June 1994, the Company announced that its Tenneco Automotive subsidiary entered into an agreement in principle to sell its brakes division to an individual for approximately $39 million. The brakes division manufactures asbestos-free brake friction products for the automotive and heavy duty markets and

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES sells a broad line of brake components and accessories. The transaction is expected to close in the third quarter of 1994. The Company has recorded as part of discontinued operations an after-tax loss estimated at $21 million, net of $15 million of income tax benefits, on the sale of this business.

  (6) In June 1994, the Company completed an IPO of approximately 29 percent of the common stock of Case Corporation, the holder of Tenneco's Farm and construction equipment segment, resulting in proceeds of $382 million. The proceeds will be used to reduce borrowings and to take advantage of growth opportunities in its other businesses. The gain from the IPO was $1 million, net of $8 million of income taxes.

  (7) An extraordinary loss of $5 million was recorded in the second quarter, net of $2 million income tax benefit, for the redemption premium resulting from the prepayment of debt.

  (8) Financial statements for 1993 have been restated to reflect certain minor interperiod adjustments related to the Farm and construction equipment segment made in connection with the Case IPO. These adjustments changed income before interest and taxes and net income for each of the 1993 quarters but had no effect on the full year.

  (9) In March 1993, a restructuring program was announced by the Company's Farm and construction equipment segment and a pre-tax charge of $920 million was recorded against 1992 earnings. Through June 30, 1994, approximately $147 million of charges have been taken against the 1992 restructuring reserve. Also, as a result of restructuring actions taken to date and various changes in estimates for planned actions, it was determined that there were excess reserves. Therefore, $20 million of the restructuring reserve was reversed to income in 1993 and $16 million was reversed to income in the second quarter of 1994, leaving approximately $737 million of reserves available for the next three years.

  The specific restructuring measures and associated estimated costs were based on management's best business judgment under prevailing circumstances and on assumptions which have been and may continue to be revised over time and as circumstances change.




 (The above notes are an integral part of the foregoing financial statements.)

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT EVENT

  On April 26, 1994, Case Equipment Corporation, a newly organized corporation formed to acquire the Farm and Construction Equipment segment ("Case") of Tenneco Inc. and its consolidated subsidiaries ("Tenneco"), filed a registration statement with the Securities and Exchange Commission to sell to the public shares of its common stock through an initial public offering. On June 24, 1994, Case Equipment Corporation was listed on the New York Stock Exchange following an initial public offering of 20.1 million shares of common stock, or approximately 29 percent of Case Corporation's 70 million outstanding common shares. On July 1, 1994, Case Equipment Corporation changed its name to "Case Corporation." Thereafter, on August 2, 1994, Case Corporation was listed on the Chicago Stock Exchange.

  In connection with the offering, Tenneco transferred all of its Case assets to Case Equipment Corporation, except for $1.2 billion of existing United States retail receivables, which were retained by Tenneco Credit Corporation. Finance subsidiaries of Case Equipment Corporation (now Case Corporation) will finance retail receivables in the future.

  Wholesale receivables from dealers of $1.6 billion and the corresponding debt were included on Tenneco's industrial balance sheet at June 30, 1994. In the past, Tenneco reported these wholesale receivables and corresponding debt as a part of Tenneco Finance. As of June 30, 1994, Case Corporation was financed independently of Tenneco with $2.3 billion of five year syndicated bank facilities and $600 million of three year other credit facilities. Borrowings under these facilities were $1.5 billion at June 30, 1994. The proceeds from these borrowings were used to repay debt, to capitalize Case's finance subsidiaries and other general corporate purposes.

  The gross proceeds from the sale were $382 million and will be used by Tenneco to repay debt and to take advantage of growth opportunities in its other businesses. Longer term, Tenneco intends to reinvest the proceeds in a manner consistent with the Company's strategic plans; under current planning assumptions, the expected returns from these investments would replace the earnings contribution lost as a result of the offering. Tenneco recorded a gain of $1 million (net of income tax expense of $8 million) on the sale in the second quarter of 1994. Reference is made to Note (1) and Note (6) to the Notes to Financial Statements for additional information regarding this transaction.

THREE MONTH RESULTS

RESTRUCTURING PROGRAMS--CASE OPERATIONS

  In March 1993, a restructuring program was announced by the Company's Farm and construction equipment segment and a pre-tax charge of $920 million was recorded against 1992 earnings. Through June 30, 1994, approximately $147 million of charges have been taken against the 1992 restructuring reserve. Also, as a result of restructuring actions taken to date and various changes in estimates for planned actions, it was determined that there were excess reserves. Therefore, $20 million of the restructuring reserve was reversed to income in 1993 and $16 million was reversed to income in the second quarter of 1994, leaving approximately $737 million of reserves available for the next three years.

  The specific restructuring measures and associated estimated costs were based on management's best business judgment under prevailing circumstances and on assumptions which have been and may continue to be revised over time and as circumstances change.

  In the second quarter, Case continued to focus on successfully executing its restructuring program. This program, which was announced in March 1993, is designed to address problems of excess capacity, over-integration of component production, highly proliferated product lines and inefficient distribution. As part of this program, Case announced in March 1994 several proposed restructuring steps in Europe. These steps will rationalize agricultural tractor and transmission production in Europe, as well as consolidate engineering, manufacturing and product support for construction equipment. In May, Case announced that it had reached an agreement in principle to sell its foundry in St. Dizier, France.

  In the second quarter, financial statements have been restated to reflect certain minor interperiod adjustments related to Case in connection with the Case Corporation IPO. These adjustments changed income before interest and taxes and net income for each of the 1993 quarters but had no effect on the full year.

REVENUES

  Revenues for the second quarter of 1994 were $3.51 billion, up slightly from $3.47 billion in the second quarter of 1993. Each division reported improved revenues for the quarter with the exception of natural gas pipelines where revenues decreased $60 million or 9 percent. Higher revenues were reported for farm and construction equipment (up $43 million or 4 percent), automotive parts (up $39 million or 8 percent), shipbuilding (up $1 million), packaging (up $13 million or 3%) and chemicals (up $9 million or 4%).

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES ("OPERATING INCOME")

  Operating income for the second quarter of 1994 was $396 million, up $98 million or 33 percent, compared with $298 million for the second quarter of 1993.

  Natural gas pipelines reported operating income for the second quarter of 1994 of $89 million compared with $76 million in the 1993 second quarter. Revenues for the second quarter of 1994 decreased to $605 million compared with $665 million in the second quarter of 1993, mainly due to changes in operations under the Federal Energy Regulatory Commission ("FERC") Order No. 636 which commenced September 1, 1993. Under FERC Order No. 636, regulated pipeline revenues will no longer include gas sales since this business includes primarily transportation revenues, and will reflect a smoother quarterly earnings stream with the switch to a non-seasonal rate structure. Operating income increased primarily due to the shift to the new non-seasonal rate structure.

  Farm and construction equipment posted operating income for the second quarter of 1994 of $111 million, an improvement of $57 million over its operating income of $54 million in the second quarter last year. Second quarter revenues of $1.12 billion were up from $1.08 billion reported in the 1993 second quarter, due to stronger dealer and retail demand for agricultural and construction equipment in the North American segment and the international business group. Farm and construction equipment operating income improved compared to the second quarter of 1993 primarily as a result of increased dealer demand which resulted in higher production volumes, lower discounts and improved pricing, and the restructuring charge reversal discussed under "Restructuring Programs--Case Operations" above. During the second quarter, worldwide farm and construction equipment production increased by 5 percent compared with the same period last year in response to improving market conditions.

  Automotive parts reported second quarter 1994 operating income of $77 million compared with $74 million recorded in the same quarter a year ago. During the 1994 quarter, automotive recorded a $5 million charge to reduce excess capacity. Revenues for the second quarter of 1994 totaled $545 million compared with $506 million in last year's second quarter, primarily due to higher North American original equipment sales (up 25 percent) in the Walker exhaust segment, reflecting higher new car and truck production. Aftermarket sales of ride control products in North America increased 8 percent as a result of the continuing success of Monroe's new Sensa-Trac shocks and struts. Improving economic conditions in Europe led to a 14 percent increase in overall European revenues. Operating income increased as a result of the higher revenues and the benefit of quality program initiatives.

  Shipbuilding reported second quarter operating income of $53 million, which was the same as in the 1993 second quarter. Revenues increased slightly to $464 million in the second quarter of 1994 compared with $463 million in the same period a year ago. Revenue increases from higher volumes on the SEALIFT activity and carrier construction were offset by lower volumes on submarine construction contracts and the loss of revenues from the Sperry Marine business. The Sperry Marine business was sold in the fourth quarter of 1993. The backlog at the end of the second quarter of 1994 stood at $3.1 billion and included construction contracts for five LOS ANGELES class submarines, two NIMITZ class aircraft carriers, the refueling and overhaul contract on the carrier USS ENTERPRISE and a conversion contract for two fast SEALIFT ships.

  Second quarter 1994 operating income for packaging was $44 million, up from $30 million generated in the 1993 second quarter. Revenues for the second quarter of 1994 were $527 million compared with $514 million in the same period last year. The higher revenues and operating income were primarily the result of strengthening containerboard pricing due to stronger demand and productivity gains at packaging's paper mills.

  Chemicals reported second quarter 1994 operating income of $21 million up slightly from $20 million in the same period last year. Revenues increased 4 percent to $251 million in the 1994 second quarter compared with $242 million in the 1993 period. The improvements in revenues and operating income were led by higher volumes in the United Kingdom phosphates group. Phosphate products are used as additives in industrial cleansers, carbonated beverages and detergent builders.

INTEREST EXPENSE

  Interest expense decreased from $119 million in the 1993 second quarter to $106 million in the second quarter of 1994. The decline was primarily attributable to lower debt levels that resulted from the $1.1 billion equity offering completed in April 1993 and scheduled long-term debt retirements. Interest capitalized was unchanged at $1 million for the second quarter of 1993 and 1994.

INCOME TAXES

  Income tax expense for the second quarter of 1994 was $120 million compared with $74 million reported for the second quarter of 1993. This increase was primarily due to higher pre-tax income in 1994, partially offset by lower levels of unbenefitted foreign losses.

DISCONTINUED OPERATIONS

  In June 1994, Tenneco announced that its Tenneco Automotive subsidiary entered into an agreement in principle to sell its brakes division for approximately $39 million. The brakes division manufactures asbestos-free brake friction products for the automotive and heavy duty markets and sells a broad line of brake components and accessories. The transaction is expected to close in the third quarter of 1994.

  The loss from discontinued operations in the second quarter of 1994 of $24 million included a $21 million loss (net of income tax benefit of $15 million) on the sale of automotive's brakes business and a loss of $3 million (net of income tax benefit of $4 million) from operations. This compares with income of $2 million (net of income tax benefit of $2 million) in the 1993 second quarter from the brakes operations.

EXTRAORDINARY LOSS

  The extraordinary loss of $5 million for the second quarter of 1994 and $23 million for the second quarter of 1993 resulted from the redemption premium associated with the prepayment of long-term debt. The second quarter 1993 extraordinary loss was attributable to the early redemption premium on long-term debt retired with the net proceeds from the April 1993 underwritten public offering of 23.5 million shares of the Company's common stock.

EARNINGS (LOSS) PER AVERAGE COMMON SHARE

  Income from continuing operations for the second quarter of 1994 was $171 million, or 93 cents per average common share after preferred stock dividends, compared with income from continuing operations of $106 million, or 60 cents per average common share after preferred stock dividends, in the 1993 second quarter. Preferred stock dividends were $4 million in each of the two periods. The 1993 second quarter income from continuing operations was restated to 60 cents per share from 63 cents per share to reflect the brake division as a discontinued operation and certain interperiod adjustments referred to in "Restructuring Programs--Case Operations."

  Loss from discontinued operations for the second quarter of 1994 was $24 million, or 13 cents per average common share, versus income from discontinued operations of $2 million, or 1 cent per average common share in the 1993 quarter. Extraordinary loss for the 1994 quarter was $5 million, or 3 cents per average common share, compared with $23 million or 13 cents per average common share in the 1993 quarter. Net income to common stock for the second quarter of 1994 was $138 million, or 77 cents per average common share, compared to net income to common stock of $81 million, or 48 cents per average common share, for the 1993 quarter.

  Average shares outstanding used for the calculation of earnings per average common share for the second quarter of 1994 were 179.9 million compared to
169.0 million in the 1993 quarter. The increase was primarily the result of the
23.5 million shares issued in the April 1993 underwritten public offering and the issuance of treasury shares and shares from the stock employee compensation trust ("SECT").

SIX MONTH RESULTS

REVENUES

  Net sales and operating revenues for the first six months of 1994 were $6.78 billion, up from $6.70 billion reported in 1993. Higher revenues for farm and construction equipment (up $229 million or 12 percent), automotive parts (up $73 million or 8 percent) and chemicals (up $10 million or 2 percent) were offset by lower revenues for natural gas pipelines (down $185 million or 12 percent), and shipbuilding (down $48 million or 5 percent). Revenues for packaging were unchanged.

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES ("OPERATING INCOME")

  Operating income for the first six months of 1994 was $699 million compared with $569 million reported for the same period of 1993.

  Natural gas pipelines reported operating income of $194 million for the first half of 1994 compared with $197 million in the same period of 1993. Revenues decreased to $1.30 billion compared to $1.48 billion in the first six months of 1993. Farm and construction equipment reported year-to-date 1994 operating income of $192 million, up $160 million from $32 million reported for the first half of 1993. Year-to-date revenues were $2.12 billion, up from $1.89 billion reported in the first half of 1993. These changes in the above divisions' revenues and operating income were due principally to the factors discussed under "Three Month Results" above.

  Automotive parts reported first half 1994 operating income of $131 million compared with $127 million recorded in the same period a year ago. Year-to-date revenues for 1994 totaled $1.01 billion as compared with last year's reported amount of $937 million. Higher revenues were reported for both exhaust and ride control products in North American original equipment markets, buoyed by increased new car and light truck production. Overall revenues were also up in Europe due to the improving market conditions which contributed to higher operating income. The improvement in first half 1994 operating income also resulted from the higher original equipment market revenues, combined with aggressive cost management and quality program initiatives. These improvements more than offset the effects of the weaker North American exhaust aftermarket conditions.

  Shipbuilding reported first half 1994 operating income of $101 million compared with $108 million in the same period in 1993. Revenues were $867 million for the first six months of 1994 compared with $915 million in the first half of 1993. Revenue and operating income decreases resulted from lower volumes on submarine construction contracts and the loss of revenues from the Sperry Marine business. The Sperry Marine business was sold in the fourth quarter of 1993. These decreases were partially offset by increased SEALIFT volumes.

  Packaging had operating income of $64 million in the first six months of 1994 versus $67 million in the same period of the prior year. Revenues were $1.02 billion in both periods. Higher revenues and operating income due to strengthening containerboard pricing in the second quarter of 1994 were offset by lower first quarter revenues and operating income. The lower operating income in the first quarter of 1994 was primarily the result of severe winter weather and the California earthquake which curtailed plant operations and delayed customer shipments.

  First half 1994 operating income for chemicals was $30 million, down from $35 million in the same period in 1993. Revenues in the first six months of 1994 were $472 million versus $462 million in the same period of the prior year. The lower operating income was primarily the result of a $7 million charge to increase the efficiency of the surfactants operation and to reduce costs at the Whitehaven, United Kingdom site recorded in the first quarter of 1994.

INTEREST EXPENSE

  Interest expense decreased from $246 million in the first half of 1993 to $210 million in the first half of 1994 while interest capitalized increased from $2 million to $3 million in the same periods. The year-to-year change in these items was due to the same reasons discussed under "Three Month Results" above.

INCOME TAXES

  Income tax expense for the first half of 1994 was $197 million versus $145 million in the same period of 1993. Income tax expense increased in 1994 due to higher pre-tax income in 1994 partially offset by lower levels of unbenefitted foreign losses.

DISCONTINUED OPERATIONS

  Loss from discontinued operations for the first half of 1994 of $26 million included a $21 million loss (net of income tax benefit of $15 million) on the pending sale of Tenneco's brakes business and a loss of $5 million (net of income tax benefit of $5 million) from the brakes operations. Loss from discontinued operations of $1 million (net of income tax benefit of $3 million) for the first six months of 1993 reflects the loss from the brakes operations.

EXTRAORDINARY LOSS

  The extraordinary loss for the first half of 1994 of $5 million and $23 million for the first half of 1993 was attributable to the second quarter early redemption premiums on long-term debt as discussed under "Three Month Results" above.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

  Effective January 1, 1994, Tenneco adopted Statement of Financial Accounting Standards ("FAS") No. 112, Employers' Accounting for Postemployment Benefits. This new standard was adopted using the cumulative catch-up method and requires employers to account for postemployment benefits for former or inactive employees after employment but before retirement on the accrual basis rather than the "pay-as-you-go" basis. As a result of the adoption of this statement, the first half 1994 Statement of Income includes an after-tax charge of $39 million, or 22 cents per average common share, for the cumulative effect of the accounting change.

EARNINGS (LOSS) PER AVERAGE COMMON SHARE

  Income from continuing operations for the first half of 1994 was $295 million, or $1.61 per average common share after preferred stock dividends, compared with income from continuing operations of $180 million, or $1.08 per average common share after preferred stock dividends, in the 1993 first half. Preferred stock dividends were $7 million in the first half of 1994 and $8 million in the 1993 first half.

  Loss from discontinued operations for the first half of 1994 was $26 million, or 14 cents per average common share versus a loss of $1 million, or 2 cents per average common share, from discontinued operations in the first half of 1993. Also included in 1994 was the charge of $39 million, or 22 cents per average common share, relating to the cumulative effect of a change in accounting principle. Extraordinary loss for the first six months of 1994 was $5 million, or 3 cents per average common share versus $23 million, or 14 cents per average common share in the 1993 first half. Net income to common stock for the first six months of 1994 was $218 million, or $1.22 per average common share, compared to net income to common stock of $148 million, or 92 cents per average common share, for the first half of 1993.

  Average shares outstanding used for the calculation of earnings per average common share for the first half of 1994 were 179.3 million compared to 160.2 million in the first half of 1993. The increase was due primarily to the issuance of 23.5 million shares in the April 1993 underwritten public offering and the issuance of treasury shares and SECT shares to employee benefit plans during the second half of 1993 and the first half of 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities was $269 million for the first six months of 1994 compared to cash provided of $535 million for the same period in 1993, a decrease of $266 million including net cash used by discontinued operations. Excluding the discontinued operations, there was a decrease of $268 million. This decrease was due primarily to the increase in wholesale receivables at Case to replenish low dealer inventory levels associated with stronger retail demand and the pipeline rate refund. Partially offsetting these declines were higher income from continuing operations, lower tax payments and higher payables at Case due to increased production.

  Net cash provided by investing activities in the first half of 1994 was $286 million compared to $92 million used in the first half of 1993. Proceeds from the sale of businesses and assets were higher ($457 million, primarily due to the sale of approximately 29 percent of the common stock of Case in June 1994), partially offset by higher capital expenditures of $64 million.

  Expenditures for plant, property, and equipment for the first six months of 1994 were $240 million compared to $176 million for the first six months of 1993. Packaging increased $25 million (due to higher spending on expansion and enhancement projects), and increased expenditures for natural gas pipelines ($21 million), farm and construction equipment ($18 million) and chemicals ($10 million), more than offset the decrease of $5 million for both shipbuilding and automotive parts.

  Capitalization totalled $9.54 billion at June 30, 1994, an increase of $548 million from December 31, 1993. The resulting ratio of total debt to capitalization decreased from 67.6 percent to 62.7 percent. The total debt to capitalization ratio was 60.3 percent including the market value of the SECT shares at June 30, 1994, compared to 64.0 percent at December 31, 1993. The major changes in capitalization were: total debt down $92 million, stockholders' equity up $238 million, minority interest up $420 million as a result of the Case initial stock offering and preferred stock down $18 million primarily due to mandatory redemptions.

  Based upon Tenneco's estimates of anticipated needs and circumstances of business operations, together with anticipated market conditions, Tenneco expects adequate sources of funds to be available to finance its future operations through internally generated funds, the sale of assets, the use of credit facilities and other long-term securities. Over the past several years, Tenneco has relied on externally generated funds to meet substantial portions of its cash requirements.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

 (1) Environmental Proceedings.

  Tennessee is a party in proceedings involving federal and state authorities regarding the past use by Tennessee of a lubricant containing polychlorinated biphenyls ("PCBs") in its starting air systems.

  On January 13, 1992, the United States Environmental Protection Agency ("EPA") filed an administrative complaint alleging that Tennessee violated the Toxic Substances Control Act between 1980 and 1990 by engaging in the unauthorized use and disposal of materials containing PCBs. The complaint addresses PCB-related activity at 26 compressor stations in five states (Alabama, Mississippi, Kentucky, Tennessee and Ohio). A civil penalty of $15,678,000 was sought. Tennessee and the EPA have executed a final settlement agreement under which Tennessee will pay $6.4 million to resolve all alleged civil penalties under the Toxic Substances Control Act arising from Tennessee's prior use of PCBs at compressor stations throughout its system. This agreement covers 42 Tennessee compressor stations in nine states and five EPA regions. Tennessee's separate negotiations with EPA on the remediation of its compressor stations in Regions IV, V, and VI are also complete and the parties have executed a consent order governing this remediation. With respect to the nine stations in Regions II and III, EPA has advised Tennessee that it is deferring to the Pennsylvania and New York environmental agencies to specify the remediation requirements applicable to Tennessee. Tennessee anticipates that it will soon reach an agreement with the Pennsylvania Department of Environmental Resources ("PaDER") and will enter into a consent order on remediation at the Pennsylvania stations (under which Tennessee also agrees to pay a civil penalty and to make a contribution for environmental projects); meanwhile, Tennessee will continue its negotiations with the New York Department of Environmental Conservation on remediation at the New York stations. Tenneco believes that the ultimate resolution of this matter will not have a material adverse effect on the financial condition or results of operations of Tenneco Inc. and its consolidated subsidiaries.

 (2) Potential Superfund Liability.

  At June 30, 1994, Tenneco has been designated as a potentially responsible party in 74 "Superfund" sites. With respect to its pro rata share of the remediation costs of certain sites, Tenneco is fully indemnified by third parties. With respect to certain other sites, Tenneco has sought to resolve its liability through payments to the other potentially responsible parties. For the remaining sites, Tenneco has estimated its share of the remediation costs to be between $13 million and $73 million or 0.4% to 2.3% of the total remediation costs for those sites and has provided reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, Tenneco's estimate of its share of remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that Tenneco could be required to pay in excess of its pro rata share of remediation costs. Tenneco's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in Tenneco's determination of its estimated liability. Tenneco does not believe that the costs associated with its current status as a potentially responsible party in the Superfund sites described above will be material to its financial position or results of operations.

  For additional information concerning environmental matters, see Note 4 in the "Notes to Financial Statements" of Tenneco Inc. and Consolidated Subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The annual meeting of the shareholders of the Company was held on May 10, 1994. The following matters were voted upon at the meeting and the votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, as to each such matter is also listed:

  (a) Election of Directors for a term to expire at the 1997 Annual Meeting of Stockholders:

                                                               FOR      AGAINST
                                                           ----------- ---------
       Mark Andrews....................................... 144,159,866 2,090,775
       W. Michael Blumenthal.............................. 144,127,831 2,122,810
       Belton K. Johnson.................................. 144,262,869 1,987,772
       William L. Weiss................................... 144,095,219 2,155,422

  (b) Other Matters:

    (1) To approve the 1994 Tenneco Inc. Stock Ownership Plan:

             FOR             AGAINST                ABSTAIN              BROKER NON-VOTE
             ---             -------                -------              ---------------
         129,679,452        12,873,675             3,697,514                   -0-

    (2) To approve the appointment of Arthur Andersen & Co. as independent public accountants for Tenneco Inc. for the year 1994:

             FOR              AGAINST                 ABSTAIN                 BROKER NON-VOTE
             ---              -------                 -------                 ---------------
         144,998,322          701,304                 551,015                       -0-

    (3) In connection with stockholder proposal concerning endorsement of the CERES Principles:

            FOR              AGAINST                ABSTAIN               BROKER NON-VOTE
            ---              -------                -------               ---------------
         10,720,440        113,055,562             10,661,143               11,813,496

    (4) In connection with stockholder proposal concerning modification of the Compensation Committee:

            FOR             AGAINST                ABSTAIN              BROKER NON-VOTE
            ---             -------                -------              ---------------
         32,095,573        95,467,126             6,874,440               11,813,502

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

    11--Computation of Earnings (Loss) Per Share of Common Stock

    12--Computation of Ratio of Earnings to Fixed Charges

  (b) Reports on Form 8-K. Tenneco Inc. filed a Current Report on Form 8-K on April 26, 1994, regarding the issuance of two press releases announcing its first quarter results and the filing of a registration statement to offer, in an initial public offering, thirty-five percent of the common shares of a newly-organized corporation that would own the operating assets of Tenneco Inc.'s farm and construction equipment division.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TENNECO INC.

                                                    Robert T. Blakely
Date: August 12, 1994                     By __________________________________
                                                    Robert T. Blakely
                                                Senior Vice President and
                                                 Chief Financial Officer

                                                                     EXHIBIT 11

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

           COMPUTATION OF EARNINGS (LOSS) PER SHARE OF COMMON STOCK
                                  (UNAUDITED)

                                    (MILLIONS EXCEPT SHARE AMOUNTS)
                         --------------------------------------------------------
                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                  JUNE 30,                     JUNE 30,
                         ---------------------------  ---------------------------
                             1994          1993           1994          1993
                         ------------  -------------  ------------  -------------
COMPUTATION FOR STATE-
 MENTS OF INCOME
 Primary Earnings Per
  Share (average shares
  outstanding):
   Income from continu-
    ing operations...... $        171  $         106  $        295  $         180
   Income (loss) from
    discontinued opera-
    tions, net of income
    tax.................          (24)             2           (26)            (1)
                         ------------  -------------  ------------  -------------
   Income before ex-
    traordinary loss....          147            108           269            179
   Extraordinary loss,
    net of income tax...           (5)           (23)           (5)           (23)
                         ------------  -------------  ------------  -------------
   Income before cumula-
    tive effect of
    change in accounting
    principle...........          142             85           264            156
   Cumulative effect of
    change in accounting
    principle, net of
    income tax..........           --             --           (39)            --
                         ------------  -------------  ------------  -------------
   Net income...........          142             85           225            156
   Preferred stock divi-
    dends...............            4              4             7              8
                         ------------  -------------  ------------  -------------
   Net income to common
    stock............... $        138  $          81  $        218  $         148
                         ============  =============  ============  =============
   Average shares of
    common stock
    outstanding(a),(b)..  179,850,934    168,965,649   179,287,726    160,167,889
                         ============  =============  ============  =============
   Earnings (loss) per
    average share of
    common stock:
     Continuing opera-
      tions............. $        .93  $         .60  $       1.61  $        1.08
     Discontinued opera-
      tions.............         (.13)           .01          (.14)          (.02)
     Extraordinary loss.         (.03)          (.13)         (.03)          (.14)
     Cumulative effect
      of change in ac-
      counting princi-
      ple...............           --             --          (.22)            --
                         ------------  -------------  ------------  -------------
                         $        .77  $         .48  $       1.22  $         .92
                         ============  =============  ============  =============
ADDITIONAL COMPUTATIONS
 (C)
 Net income to common
  stock, per above...... $        138  $          81  $        218  $         148
                         ============  =============  ============  =============
 Primary Earnings Per
  Share (including com-
  mon stock equiva-
  lents):
   Average shares of
    common stock
    outstanding(a),(b)..  179,850,934    168,965,649   179,287,726    160,167,889
   Incremental common
    shares applicable to
    common stock options
    based on the common
    stock daily average
    market price during
    the period..........       79,004         22,138        99,042         16,948
                         ------------  -------------  ------------  -------------
   Average common
    shares, as adjusted.  179,929,938    168,987,787   179,386,768    160,184,837
                         ============  =============  ============  =============
   Earnings (loss) per
    average share of
    common stock (in-
    cluding common stock
    equivalents):
     Continuing opera-
      tions............. $        .93  $         .60  $       1.61  $        1.08
     Discontinued opera-
      tions.............         (.13)           .01          (.14)          (.02)
     Extraordinary loss.         (.03)          (.13)         (.03)          (.14)
     Cumulative effect
      of change in ac-
      counting princi-
      ple...............           --             --          (.22)            --
                         ------------  -------------  ------------  -------------
                         $        .77  $         .48  $       1.22  $         .92
                         ============  =============  ============  =============
 Fully Diluted Earnings
  Per Share:
   Average shares of
    common stock
    outstanding(a), (b).  179,850,934    168,965,649   179,287,726    160,167,889
   Incremental common
    shares applicable to
    common stock options
    based on the more
    dilutive of the com-
    mon stock ending or
    average market price
    during the period...       79,004         30,164        99,042         24,169
   Average common shares
    issuable assuming
    conversion of
    Tenneco Inc. 10%
    loan stock..........       41,903         42,861        41,903         42,904
                         ------------  -------------  ------------  -------------
   Average common shares
    assuming full dilu-
    tion................  179,971,841    169,038,674   179,428,671    160,234,962
                         ============  =============  ============  =============
   Fully diluted earn-
    ings (loss) per av-
    erage share, assum-
    ing conversion of
    all applicable secu-
    rities:
     Continuing opera-
      tions............. $        .93  $         .60  $       1.61  $        1.08
     Discontinued opera-
      tions.............         (.13)           .01          (.14)          (.02)
     Extraordinary loss.         (.03)          (.13)         (.03)          (.14)
     Cumulative effect
      of change in ac-
      counting princi-
      ple...............           --             --          (.22)            --
                         ------------  -------------  ------------  -------------
                         $        .77  $         .48  $       1.22  $         .92
                         ============  =============  ============  =============

- -------
NOTES:  (a) In 1992, 12,000,000 shares of common stock were issued to the Stock
            Employee Compensation Trust ("SECT"). Shares of common stock issued to a related trust are not considered to be outstanding in the computation of average shares of common stock until the shares are utilized to fund the obligations for which the trust was established. At June 30, 1994, the SECT had utilized 3,668,391 of these shares.
        (b) Series A preferred stock is converted into common stock under the Contingent Share method. The above computation includes 8,935,175 shares of Series A preferred stock which were converted into 17,870,350 shares of common stock.
        (c) These calculations are submitted in accordance with Securities and Exchange Commission requirements although not required by Accounting Principles Board Opinion No. 15 because they result in dilution of less than 3%.

                                                                      EXHIBIT 12

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

              COMBINED WITH 50% OWNED UNCONSOLIDATED SUBSIDIARIES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                  (UNAUDITED)

                                                                  (MILLIONS)
                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                                  ------------
                                                                  1994   1993
                                                                  -----  -----
Income from continuing operations................................  $295   $180
Add:
  Interest.......................................................   321    400
  Portion of rentals representative of interest factor...........    34     35
  Income tax expense and other taxes on income...................   197    147
  Amortization of interest capitalized applicable to nonutility
   companies.....................................................     4      4
  Undistributed earnings of affiliated companies in which less
   than a 50% voting interest is owned...........................    (5)    (1)
                                                                  -----  -----
    Earnings as defined.......................................... $ 846   $765
                                                                  =====  =====
Interest......................................................... $ 321   $400
Interest capitalized.............................................     3      1
Portion of rentals representative of interest factor.............    34     35
                                                                  -----  -----
    Fixed charges as defined..................................... $ 358   $436
                                                                  =====  =====
Ratio of earnings to fixed charges...............................  2.36   1.75
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