Form 10-Q
period 1994-09-30
TENNECO INC /DE/
filed 1994-11-10
CIK 823549

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO __________

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

  Common Stock, par value $5 per share: 171,375,645 shares as of September 30, 1994.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I--Financial Information
  Tenneco Inc. and Consolidated Subsidiaries--
    Statements of Income..................................................   2
    Statements of Cash Flows..............................................   5
    Balance Sheets........................................................   6
    Statements of Changes in Stockholders' Equity.........................   8
    Statements of Changes in Preferred Stock With Mandatory Redemption
     Provisions...........................................................   9
    Notes to Financial Statements.........................................  10
    Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................  16
Part II--Other Information
  Item 1. Legal Proceedings...............................................  23
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   *
  Item 5. Other Information...............................................   *
  Item 6. Exhibits and Reports on Form 8-K................................  24

- --------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                     PART I

                             FINANCIAL INFORMATION

                              STATEMENTS OF INCOME

                                  (UNAUDITED)

                              TENNECO INC. AND CONSOLIDATED SUBSIDIARIES
                            --------------------------------------------------
                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                 SEPTEMBER 30,             SEPTEMBER 30,
- -------------------------------------------------------------------------------
(MILLIONS EXCEPT SHARE
AMOUNTS)                       1994         1993         1994         1993
- -------------------------------------------------------------------------------
Revenues:
  Net sales and operating
   revenues--
   Natural gas pipelines..  $       549  $       690  $     1,847  $     2,173
   Farm and construction
    equipment.............        1,008          841        3,126        2,730
   Automotive parts.......          511          437        1,521        1,374
   Shipbuilding...........          424          436        1,291        1,351
   Packaging..............          562          513        1,580        1,531
   Chemicals..............          243          223          715          685
   Other..................           (5)          (4)          (9)          (7)
                            -----------  -----------  -----------  -----------
                                  3,292        3,136       10,071        9,837
  Other income--
   Interest income........           52           64          139          212
   Equity in net income--
    Tenneco Finance.......           --           --           --           --
   Other income (loss),
    net...................           (9)          71           23          108
                            -----------  -----------  -----------  -----------
                                  3,335        3,271       10,233       10,157
                            -----------  -----------  -----------  -----------
Costs and Expenses:
  Cost of sales (exclusive
   of depreciation shown
   below).................        2,108        1,944        6,346        6,087
  Operating expenses......          429          571        1,471        1,748
  Selling, general and ad-
   ministrative...........          304          297          916          899
  Finance charges--Tenneco
   Finance................           30           61          125          198
  Depreciation, depletion
   and amortization.......          101          125          329          383
  Restructuring costs.....           --           --          (16)          --
                            -----------  -----------  -----------  -----------
                                  2,972        2,998        9,171        9,315
                            -----------  -----------  -----------  -----------
Income Before Interest Ex-
 pense, Income Taxes and
 Minority Interest........          363          273        1,062          842
Interest Expense (net of
 interest capitalized)....          121          108          328          352
                            -----------  -----------  -----------  -----------
Income Before Income Taxes
 and Minority Interest....          242          165          734          490
Income Tax Expense .......           79           48          276          193
                            -----------  -----------  -----------  -----------
Income Before Minority In-
 terest...................          163          117          458          297
Minority Interest.........           12           --           12           --
                            -----------  -----------  -----------  -----------
Income From Continuing Op-
 erations.................          151          117          446          297
Loss From Discontinued Op-
 erations, Net of Income
 Tax......................           --           (4)         (26)          (5)
                            -----------  -----------  -----------  -----------
Income Before Extraordi-
 nary Loss................          151          113          420          292
Extraordinary Loss, Net of
 Income Tax...............           --           (2)          (5)         (25)
                            -----------  -----------  -----------  -----------
Income Before Cumulative
 Effect of Change in Ac-
 counting Principle.......          151          111          415          267
Cumulative Effect of
 Change in Accounting
 Principle, Net of Income
 Tax......................           --           --          (39)          --
                            -----------  -----------  -----------  -----------
Net Income................          151          111          376          267
Preferred Stock Dividends.            2            3            9           11
                            -----------  -----------  -----------  -----------
Net Income to Common
 Stock....................  $       149  $       108  $       367  $       256
                            ===========  ===========  ===========  ===========
Average Number of Shares
 of Common Stock Outstand-
 ing......................  180,902,646  176,854,553  179,811,774  165,784,941
                            ===========  ===========  ===========  ===========
Earnings (Loss) Per Aver-
 age Share of Common
 Stock:
  Continuing operations...  $       .82  $       .64  $      2.43  $      1.73
  Discontinued operations.           --         (.02)        (.14)        (.03)
  Extraordinary loss......           --         (.01)        (.03)        (.15)
  Cumulative effect of
   change in accounting
   principle..............           --           --         (.22)          --
                            -----------  -----------  -----------  -----------
                            $       .82  $       .61  $      2.04  $      1.55
                            ===========  ===========  ===========  ===========
Cash Dividends Per Share
 of Common Stock..........  $       .40  $       .40  $      1.20  $      1.20
                            ===========  ===========  ===========  ===========

 (The accompanying notes to financial statements are an integral part of these statements of income.)

                                         TENNECO INDUSTRIAL                                    TENNECO FINANCE
                          --------------------------------------------------  ---------------------------------------------------
                             THREE MONTHS ENDED         NINE MONTHS ENDED        THREE MONTHS ENDED        NINE MONTHS ENDED
                                 SEPTEMBER 30,             SEPTEMBER 30,             SEPTEMBER 30,            SEPTEMBER 30,
                          --------------------------------------------------------------------------------------------------------
                              1994         1993         1994         1993         1994         1993        1994         1993
                          --------------------------------------------------------------------------------------------------------
Revenues:
  Net sales and operating
   revenues--
   Natural gas pipelines..  $       549  $       690  $     1,847  $     2,173  $        --  $        -- $        --  $        --
   Farm and construction
    equipment.............        1,008          841        3,126        2,730           --           --          --           --
   Automotive parts.......          511          437        1,521        1,374           --           --          --           --
   Shipbuilding...........          424          436        1,291        1,351           --           --          --           --
   Packaging..............          562          513        1,580        1,531           --           --          --           --
   Chemicals..............          243          223          715          685           --           --          --           --
   Other..................           (5)          (4)          (9)          (7)          --           --          --           --
                            -----------  -----------  -----------  -----------  -----------  ----------- -----------  -----------
                                  3,292        3,136       10,071        9,837           --           --          --           --
  Other income--
   Interest income........           20           10           42           31           58          118         255          387
   Equity in net income--
    Tenneco Finance.......           13           24           76           77           --           --          --           --
   Other income (loss),
    net...................           (8)          74           25          118            2            1           4            4
                            -----------  -----------  -----------  -----------  -----------  ----------- -----------  -----------
                                  3,317        3,244       10,214       10,063           60          119         259          391
                            -----------  -----------  -----------  -----------  -----------  ----------- -----------  -----------
Costs and Expenses:
  Cost of sales (exclusive
   of depreciation shown
   below).................        2,110        1,945        6,350        6,091           --           --          --           --
  Operating expenses......          438          568        1,492        1,739           (9)           4         (18)          13
  Selling, general and ad-
   ministrative...........          310          335        1,016        1,014            7            2           8            8
  Finance charges--Tenneco
   Finance................           --           --           --           --           31           67         129          217
  Depreciation, depletion
   and amortization.......          101          125          328          382           --           --           1            1
  Restructuring costs.....           --           --          (16)          --           --           --          --           --
                            -----------  -----------  -----------  -----------  -----------  ----------- -----------  -----------
                                  2,959        2,973        9,170        9,226           29           73         120          239
                            -----------  -----------  -----------  -----------  -----------  ----------- -----------  -----------
Income Before Interest Ex-
 pense, Income Taxes and
 Minority Interest........          358          271        1,044          837           31           46         139          152
Interest Expense (net of
 interest capitalized)....          127          124          358          403            7            4          15           19
                            -----------  -----------  -----------  -----------  -----------  ----------- -----------  -----------
Income Before Income Taxes
 and Minority Interest....          231          147          686          434           24           42         124          133
Income Tax Expense .......           70           30          230          137            9           18          46           56
                            -----------  -----------  -----------  -----------  -----------  ----------- -----------  -----------
Income Before Minority In-
 terest...................          161          117          456          297           15           24          78           77
Minority Interest.........           10           --           10           --            2           --           2           --
                            -----------  -----------  -----------  -----------  -----------  ----------- -----------  -----------
Income From Continuing Op-
 erations.................          151          117          446          297           13           24          76           77
Loss From Discontinued Op-
 erations, Net of Income
 Tax......................           --           (4)         (26)          (5)          --           --          --           --
                            -----------  -----------  -----------  -----------  -----------  ----------- -----------  -----------
Income Before Extraordi-
 nary Loss................          151          113          420          292           13           24          76           77
Extraordinary Loss, Net of
 Income Tax...............           --           (2)          (5)         (25)          --           --          (4)          (1)
                            -----------  -----------  -----------  -----------  -----------  ----------- -----------  -----------
Income Before Cumulative
 Effect of Change in Ac-
 counting Principle.......          151          111          415          267           13           24          72           76
Cumulative Effect of
 Change in Accounting
 Principle, Net of Income
 Tax......................           --           --          (39)          --           --           --          --           --
                            -----------  -----------  -----------  -----------  -----------  ----------- -----------  -----------
Net Income................          151          111          376          267           13           24          72           76
Preferred Stock Dividends.            2            3            9           11           --           --          --           --
                            -----------  -----------  -----------  -----------  -----------  ----------- -----------  -----------
Net Income to Common
 Stock....................  $       149  $       108  $       367  $       256  $        13  $        24 $        72  $        76
                            ===========  ===========  ===========  ===========  ===========  =========== ===========  ===========

   (Reference is made to Note 1 for definitions of "Tenneco Industrial" and
                              "Tenneco Finance.")

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                          TENNECO INC. AND
                            CONSOLIDATED
                            SUBSIDIARIES      TENNECO INDUSTRIAL    TENNECO FINANCE
                          ------------------  -------------------  -------------------
                          NINE MONTHS ENDED   NINE MONTHS ENDED    NINE MONTHS ENDED
                            SEPTEMBER 30,       SEPTEMBER 30,        SEPTEMBER 30,
- --------------------------------------------------------------------------------------
(MILLIONS)                  1994      1993      1994      1993       1994      1993
- --------------------------------------------------------------------------------------
Cash Flows from Operat-
 ing Activities:
 Income from continuing
  operations............  $    446  $    297  $    446  $     297  $      76  $    77
 Adjustments to
  reconcile income from
  continuing operations
  to cash provided
  (used) by continuing
  operations--
 Depreciation, depletion
  and amortization......       329       383       328        382          1        1
 Deferred income taxes..       (87)      (45)      (96)       (55)         9       10
 Changes in components
  of working capital--
  (Increase) decrease in
   receivables..........      (440)      244    (1,606)        38        809      452
  (Increase) decrease in
   inventories..........       (95)       14       (95)        14         --       --
  (Increase) decrease in
   prepayments and other
   current assets.......        25       (32)       40        (42)        (8)      13
  Increase (decrease) in
   payables.............        13      (161)     (180)      (300)        43       (7)
  Increase (decrease) in
   taxes accrued........       143       (70)      159        (61)       (16)      (9)
  Increase (decrease) in
   interest accrued.....         2        (5)       36         16        (34)     (21)
  Increase (decrease) in
   restructuring liabil-
   ity..................       (64)      (32)      (64)       (32)        --       --
  Increase (decrease) in
   natural gas pipeline
   revenue reservation..       (96)       97       (96)        97         --       --
  Increase (decrease) in
   other current liabil-
   ities................       115        22       130         34        (15)     (12)
 (Increase) decrease in
  long-term notes and
  receivables...........       142       366        36         --         99      341
 Take-or-pay (refunds to
  customers) recoup-
  ments, net............        15       (43)       15        (43)        --       --
 Other..................        (9)     (130)      (36)      (152)         4      (32)
                          --------  --------  --------  ---------  ---------  -------
  Cash provided (used)
   by continuing opera-
   tions................       439       905      (983)       193        968      813
  Cash provided (used)
   by discontinued oper-
   ations...............        (6)      (13)       (6)       (13)        --       --
                          --------  --------  --------  ---------  ---------  -------
Net Cash Provided (Used)
 by Operating Activi-
 ties...................       433       892      (989)       180        968      813
                          --------  --------  --------  ---------  ---------  -------
Cash Flows from Invest-
 ing Activities:
 Net proceeds
  (expenditures) related
  to the sale of
  discontinued
  operations............       (15)      (40)      (15)       (40)        --       --
 Proceeds from sale of
  businesses and assets.       539       114       539        114         --       --
 Expenditures for plant,
  property and equip-
  ment--
 Continuing operations..      (438)     (333)     (438)      (333)        --       --
 Discontinued opera-
  tions.................        (1)       (2)       (1)        (2)        --       --
 Acquisitions of busi-
  nesses................        (4)       (2)       (4)        (2)        --       --
 Investments and other..       (29)       51      (276)        20         64       43
                          --------  --------  --------  ---------  ---------  -------
Net Cash Provided (Used)
 by Investing Activi-
 ties...................        52      (212)     (195)      (243)        64       43
                          --------  --------  --------  ---------  ---------  -------
Cash Flows from Financ-
 ing Activities:
 Issuance of common,
  treasury and SECT
  shares................       152     1,170       152      1,170        185       --
 Purchase of common
  stock.................        (6)       (2)       (6)        (2)        --       --
 Redemption of preferred
  stock.................       (20)      (30)      (20)       (30)        --       --
 Issuance of long-term
  debt..................       982         3     1,007          7         12       11
 Retirement of long-term
  debt..................    (1,316)   (1,712)     (109)    (1,099)    (1,273)    (639)
 Net increase (decrease)
  in short-term debt ex-
  cluding current
  maturities on long-
  term debt.............       221        80       335        194        385     (216)
 Dividends (common and
  preferred)............      (240)     (229)     (240)      (229)       (18)      --
                          --------  --------  --------  ---------  ---------  -------
Net Cash Provided (Used)
 by Financing Activi-
 ties...................      (227)     (720)    1,119         11       (709)    (844)
                          --------  --------  --------  ---------  ---------  -------
Effect of Foreign
 Exchange Rate Changes
 on Cash and Temporary
 Cash Investments.......        16         3         6         --         10        3
                          --------  --------  --------  ---------  ---------  -------
Increase (Decrease) in
 Cash and Temporary Cash
 Investments............       274       (37)      (59)       (52)       333       15
Cash and Temporary Cash
 Investments, January 1.       218       111       213        102          5        9
                          --------  --------  --------  ---------  ---------  -------
Cash and Temporary Cash
 Investments, September
 30 (Note)..............  $    492  $     74  $    154  $      50  $     338  $    24
                          ========  ========  ========  =========  =========  =======
Cash Paid During the Pe-
 riod for:
 Interest...............  $    454  $    558  $    343  $     425  $     183  $   257
 Income taxes (net of
  refunds)..............  $     93  $    306  $     42  $     235  $      51  $    71

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

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                    TENNECO INC. AND
                                               CONSOLIDATED SUBSIDIARIES
                                        ----------------------------------------
                                        SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30,
(MILLIONS)                                  1994          1993         1993
- --------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash and temporary cash investments..     $   492      $   218       $    74
 Receivables--
   Customer notes and accounts (net)..       3,255        2,669         3,087
   Affiliated companies...............          --           --            --
   Gas transportation and exchange....         330          228           232
   Other..............................         228          274           150
 Inventories..........................       1,720        1,581         1,711
 Deferred income taxes................         150           61           185
 Prepayments and other................         350          386           420
                                           -------      -------       -------
                                             6,525        5,417         5,859
                                           -------      -------       -------
Investments and Other Assets:
 Investment in affiliated companies...         499          470           580
 Other investments, at cost...........          52           58            45
 Long-term notes and other receiv-
  ables (net).........................       1,746        1,961         2,021
 Investment in subsidiaries in excess
  of net assets at date of acquisi-
  tion, less amortization.............         403          422           421
 Deferred income taxes................          54           38            37
 Other................................       1,124        1,327         1,244
                                           -------      -------       -------
                                             3,878        4,276         4,348
                                           -------      -------       -------
Plant, Property and Equipment, at
 cost.................................      12,579       12,115        12,129
 Less--Reserves for depreciation, de-
  pletion and amortization............       6,672        6,435         6,525
                                           -------      -------       -------
                                             5,907        5,680         5,604
                                           -------      -------       -------
                                           $16,310      $15,373       $15,811
                                           =======      =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Short-term debt (including current
  maturities on long-term debt).......     $ 1,408      $ 1,274       $ 1,554
 Payables--
   Trade..............................       1,341        1,337         1,287
   Affiliated companies...............          --           --            --
   Gas transportation and exchange....         218          136           180
 Taxes accrued........................         307          158           163
 Interest accrued.....................         170          154           197
 Restructuring liability..............         151          213           238
 Natural gas pipeline revenue reser-
  vation..............................         182          291           253
 Other................................       1,441        1,347         1,334
                                           -------      -------       -------
                                             5,218        4,910         5,206
                                           -------      -------       -------
Long-term Debt........................       4,616        4,799         4,938
                                           -------      -------       -------
Deferred Income Taxes.................       1,176        1,225         1,129
                                           -------      -------       -------
Deferred Credits and Other
 Liabilities..........................       1,585        1,522         1,746
                                           -------      -------       -------
Commitments and Contingencies
Minority Interest.....................         586          153           159
                                           -------      -------       -------
Preferred Stock with Mandatory Redemp-
 tion Provisions......................         146          163           163
                                           -------      -------       -------
Stockholders' Equity:
 Series A preferred stock.............           9            9             9
 Common stock.........................         870          870           870
 Stock Employee Compensation Trust
  (common stock held in trust)........        (348)        (499)         (529)
 Premium on common stock and other
  capital surplus.....................       3,653        3,714         3,711
 Cumulative translation adjustments...        (214)        (303)         (309)
 Retained earnings (accumulated defi-
  cit)................................        (855)        (980)       (1,056)
                                           -------      -------       -------
                                             3,115        2,811         2,696
 Less--Shares held as treasury stock,
  at cost.............................         132          210           226
                                           -------      -------       -------
                                             2,983        2,601         2,470
                                           -------      -------       -------
                                           $16,310      $15,373       $15,811
                                           =======      =======       =======

 (The accompanying notes to financial statements are an integral part of these balance sheets.)


                                                 TENNECO INDUSTRIAL                        TENNECO FINANCE
                                       ---------------------------------------- ----------------------------------------
                                       SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30, SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30,
                                           1994          1993         1993          1994          1993         1993
                                       ---------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash and temporary cash investments..     $   154      $   213       $    50       $  338        $    5       $   24
 Receivables--
   Customer notes and accounts (net)..       2,207          561           767        1,044         2,098        2,307
   Affiliated companies...............         192           57            19          412           371          336
   Gas transportation and exchange....         330          228           232           --            --           --
   Other..............................         216          259           136           12            15           14
 Inventories..........................       1,720        1,581         1,711           --            --           --
 Deferred income taxes................         147           40           162            3            21           23
 Prepayments and other................         338          393           426           14             3            4
                                           -------      -------       -------       ------        ------       ------
                                             5,304        3,332         3,503        1,823         2,513        2,708
                                           -------      -------       -------       ------        ------       ------
Investments and Other Assets:
 Investment in affiliated companies...       1,397        1,526         1,605           --            --           --
 Other investments, at cost...........          47           53            40            5             5            5
 Long-term notes and other receiv-
  ables (net).........................         699          243           211        1,017         1,722        1,801
 Investment in subsidiaries in excess
  of net assets at date of acquisi-
  tion, less amortization.............         403          422           421           --            --           --
 Deferred income taxes................          54           38            37           --            --           --
 Other................................       1,163        1,372         1,300           10             7            8
                                           -------      -------       -------       ------        ------       ------
                                             3,763        3,654         3,614        1,032         1,734        1,814
                                           -------      -------       -------       ------        ------       ------
Plant, Property and Equipment, at
 cost.................................      12,510       12,046        12,060           69            69           69
 Less--Reserves for depreciation, de-
  pletion and amortization............       6,654        6,419         6,509           18            16           16
                                           -------      -------       -------       ------        ------       ------
                                             5,856        5,627         5,551           51            53           53
                                           -------      -------       -------       ------        ------       ------
                                           $14,923      $12,613       $12,668       $2,906        $4,300       $4,575
                                           =======      =======       =======       ======        ======       ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Short-term debt (including current
  maturities on long-term debt).......     $   857      $   179       $   261       $1,135        $1,382       $1,494
 Payables--
   Trade..............................       1,331        1,334         1,287           10             3           --
   Affiliated companies...............          10          129           131           16            11           19
   Gas transportation and exchange....         218          136           180           --            --           --
 Taxes accrued........................         303          132           137            4            26           26
 Interest accrued.....................         151          102           148           19            52           49
 Restructuring liability..............         151          213           238           --            --           --
 Natural gas pipeline revenue reser-
  vation..............................         182          291           253           --            --           --
 Other................................       1,405        1,286         1,274           40            61           60
                                           -------      -------       -------       ------        ------       ------
                                             4,608        3,802         3,909        1,224         1,535        1,648
                                           -------      -------       -------       ------        ------       ------
Long-term Debt........................       3,908        3,143         3,103          715         1,710        1,888
                                           -------      -------       -------       ------        ------       ------
Deferred Income Taxes.................       1,165        1,227         1,117           11            (2)          12
                                           -------      -------       -------       ------        ------       ------
Deferred Credits and Other
 Liabilities..........................       1,584        1,524         1,747            1             1            2
                                           -------      -------       -------       ------        ------       ------
Commitments and Contingencies
Minority Interest.....................         529          153           159           57            --           --
                                           -------      -------       -------       ------        ------       ------
Preferred Stock with Mandatory Redemp-
 tion Provisions......................         146          163           163           --            --           --
                                           -------      -------       -------       ------        ------       ------
Stockholders' Equity:
 Series A preferred stock.............           9            9             9           --            --           --
 Common stock.........................         870          870           870           71           317          309
 Stock Employee Compensation Trust
  (common stock held in trust)........        (348)        (499)         (529)          --            --           --
 Premium on common stock and other
  capital surplus.....................       3,653        3,714         3,711          401           268          268
 Cumulative translation adjustments...        (214)        (303)         (309)           2            (8)         (10)
 Retained earnings (accumulated defi-
  cit)................................        (855)        (980)       (1,056)         424           479          458
                                           -------      -------       -------       ------        ------       ------
                                             3,115        2,811         2,696          898         1,056        1,025
 Less--Shares held as treasury stock,
  at cost.............................         132          210           226           --            --           --
                                           -------      -------       -------       ------        ------       ------
                                             2,983        2,601         2,470          898         1,056        1,025
                                           -------      -------       -------       ------        ------       ------
                                           $14,923      $12,613       $12,668       $2,906        $4,300       $4,575
                                           =======      =======       =======       ======        ======       ======

    (Reference is made to Note 1 for definitions of "Tenneco Industrial" and
                              "Tenneco Finance.")

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                                 TENNECO INC. AND CONSOLIDATED
                                                         SUBSIDIARIES
                                             ----------------------------------------
                                                NINE MONTHS ENDED SEPTEMBER 30,
- --------------------------------------------------------------------------------------
(MILLIONS EXCEPT SHARE AMOUNTS)                     1994                 1993
- --------------------------------------------------------------------------------------
                                               SHARES     AMOUNT    SHARES     AMOUNT
                                             -----------  ------  -----------  ------
Series A Preferred Stock:
  Balance January 1 and September 30........   8,935,175  $    9    8,935,175  $    9
                                             ===========  ------  ===========  ------
Common Stock:
  Balance January 1......................... 173,953,012     870  150,300,224     752
    Issued to retire debt...................          --      --   23,500,000     117
    Issued pursuant to benefit plans........      37,996      --      125,231       1
    Other...................................       1,422      --          152      --
                                             -----------  ------  -----------  ------
  Balance September 30...................... 173,992,430     870  173,925,607     870
                                             ===========  ------  ===========  ------
Stock Employee Compensation Trust (SECT):
  Balance January 1.........................                (499)                (488)
    Shares issued...........................                  86                   93
    Adjustment to market value..............                  65                 (134)
                                                          ------               ------
  Balance September 30......................                (348)                (529)
                                                          ------               ------
Premium on Common Stock and Other Capital
 Surplus:
  Balance January 1.........................               3,714                2,637
    Premium on common stock issued to retire
     debt...................................                  --                  935
    Premium on common stock issued pursuant
     to benefit plans.......................                   2                    5
    Loss on issuance of treasury stock......                  (2)                  (2)
    Loss on shares issued by SECT...........                  (5)                  (4)
    Dividends on shares held by SECT........                  10                   13
    Adjustment of SECT to market value......                 (65)                 134
    Deferred compensation related to the
     stock plans (net of amortization)......                  (1)                  (7)
                                                          ------               ------
  Balance September 30......................               3,653                3,711
                                                          ------               ------
Cumulative Translation Adjustments:
  Balance January 1.........................                (303)                (230)
    Translation of foreign currency state-
     ments..................................                  93                  (82)
    Hedges of net investment in foreign sub-
     sidiaries (net of income taxes)........                  (4)                   3
                                                          ------               ------
  Balance September 30......................                (214)                (309)
                                                          ------               ------
Retained Earnings (Accumulated Deficit):
  Balance January 1.........................                (980)              (1,082)
    Net income..............................                 376                  267
    Dividends--
      Preferred stock.......................                  (6)                  (9)
      Series A preferred stock..............                 (37)                 (37)
      Common stock..........................                (205)                (193)
    Accretion of excess of redemption value
     of preferred stock over fair value at
     date of issue..........................                  (3)                  (2)
                                                          ------               ------
  Balance September 30......................                (855)              (1,056)
                                                          ------               ------
Less--Common Stock Held as Treasury Stock,
 at Cost:
  Balance January 1.........................   4,166,835     210    5,323,912     268
    Shares acquired.........................     213,454      11      114,398       6
    Shares issued pursuant to benefit and
     dividend reinvestment plans............  (1,763,504)    (89)    (955,000)    (48)
                                             -----------  ------  -----------  ------
  Balance September 30......................   2,616,785     132    4,483,310     226
                                             ===========  ------  ===========  ------
        Total...............................              $2,983               $2,470
                                                          ======               ======

      (The accompanying notes to financial statements are an integral part of these statements of changes in stockholders' equity.)

                    STATEMENTS OF CHANGES IN PREFERRED STOCK
                      WITH MANDATORY REDEMPTION PROVISIONS

                                  (UNAUDITED)

                                              TENNECO INC. AND CONSOLIDATED
                                                      SUBSIDIARIES
                                            -----------------------------------
                                             NINE MONTHS ENDED SEPTEMBER 30,
- -------------------------------------------------------------------------------
(MILLIONS EXCEPT SHARE AMOUNTS)                   1994              1993
- -------------------------------------------------------------------------------
                                             SHARES    AMOUNT  SHARES    AMOUNT
                                            ---------  ------ ---------  ------
Preferred Stock:
  Balance January 1........................ 1,782,508   $163  2,084,796  $ 191
    Shares redeemed........................  (195,744)   (20)  (302,271)   (30)
    Accretion of excess of redemption value
     over fair value at date of issue......        --      3         --      2
                                            ---------   ----  ---------  -----
  Balance September 30..................... 1,586,764   $146  1,782,525  $ 163
                                            =========   ====  =========  =====




 (The accompanying notes to financial statements are an integral part of these statements of changes in preferred stock with mandatory redemption provisions.)

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

  (1) In the opinion of Tenneco Inc. (hereinafter referred to as the "Company"), the accompanying unaudited financial statements of Tenneco Inc. and Consolidated Subsidiaries (hereinafter referred to as "Tenneco") contain all adjustments necessary to present fairly the financial position as of September 30, 1994, and the results of operations; changes in stockholders' equity; changes in preferred stock with mandatory redemption provisions; and cash flows for the periods indicated.

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

  Prior to the initial public offering ("IPO") of approximately 29 percent of the common stock of Case Corporation ("Case"), the wholesale (dealer) credit and retail credit operations of the Farm and construction equipment segment were financed by wholly-owned finance subsidiaries. Subsequent to the IPO, the wholesale (dealer) credit operations are being financed by industrial subsidiaries. As a result of this change, interest expense related to the wholesale (dealer) credit operations will be reported as "Interest Expense" rather than "Finance charges--Tenneco Finance" as in prior periods. If prior periods were reclassified to reflect this prospective presentation of interest expense related to wholesale (dealer) credit operations, consolidated "Finance charges--Tenneco Finance" would have been reduced and "Interest Expense" would have increased by $16 million, $22 million and $56 million for the three months ended September 30, 1993, and nine months ended September 30, 1994, and 1993, respectively, with no effect on consolidated net income. At December 31, 1993, and September 30, 1993, this change would have increased receivables and debt of Tenneco Industrial by $1.5 billion and $1.7 billion, respectively, with no effect on the consolidated balance sheet.

  All significant intercompany transactions, including activity within and between the "Tenneco Industrial" and "Tenneco Finance" business units, have been eliminated.

  (2) Pursuant to Order 636 issued by the Federal Energy Regulatory Commission ("FERC") on April 8, 1992, Tennessee Gas Pipeline Company ("Tennessee") implemented revisions to its tariff which put into effect on September 1, 1993, the restructuring of its transportation, storage and sales services. Pursuant to the provisions of Order 636 allowing for the recovery of transition costs related to the restructuring, Tennessee has made filings to recover gas production costs related to its Bastian Bay facilities, the remaining balance of purchased gas ("PGA") costs, stranded transportation ("TBO") costs, and gas supply realignment ("GSR") costs resulting from remaining gas purchase obligations.

  Tennessee's filings to recover production costs related to its Bastian Bay facilities have been rejected by the FERC based on the continued use of the gas production from the field; however, the FERC recognized

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES the ability of Tennessee to file for the recovery of losses upon disposition of these assets. Tennessee has filed for appellate review of the FERC actions and is confident that the Bastian Bay costs will ultimately be recovered as transition costs directly related to Order 636, and no FERC order has questioned the ultimate recoverability of these costs.

  The filings implementing Tennessee's recovery mechanisms for the following transition costs were accepted effective September 1, 1993, and made subject to refund pending FERC review: 1) direct-billing of unrecovered PGA costs to its former sales customers over a twelve-month period; 2) recovery of TBO costs, which Tennessee is obligated to pay under existing contracts, through a surcharge from firm transportation customers, adjusted annually; and 3) GSR cost recovery of 90% of such costs over a period of up to 36 months from firm transportation customers and recovery of 10% of such costs from interruptible transportation customers.

  Following negotiations with its customers, Tennessee filed in July 1994 with the FERC a Stipulation and Agreement (the "PGA Stipulation"), which will resolve, if approved, the recovery of PGA costs of approximately $100 million and the recovery of costs associated with the transfer of storage gas inventory to new storage customers in Tennessee's restructuring proceeding. The PGA Stipulation eliminates all challenges to the PGA costs, but establishes a cap on the charges that may be imposed upon former sales customers. Tennessee believes that the PGA Stipulation will not have a material adverse effect on Tenneco's consolidated financial position or results of operations.

  Tennessee is recovering TBO costs formerly incurred to perform its sales functions, subject to refund, pending review of data submitted by Tennessee through technical conference proceedings. Tennessee believes that annual TBO costs will not exceed $35 million in 1994, decreasing each year thereafter over the term of the contracts involved.

  In connection with Tennessee's GSR cost recovery discussed below, Tennessee along with three other pipelines, executed four separate settlement agreements with Dakota Gasification Company and the U.S. Department of Energy and initiated four separate proceedings at the FERC seeking approval to implement the settlement agreements. The settlement resolved litigation concerning purchases made by Tennessee of synthetic gas from the Great Plains Coal Gasification plant ("Great Plains"). On October 18, 1994, the FERC consolidated the four proceedings and set them for hearing before an administrative law judge who is to issue his initial decision by December 31, 1995. The FERC order clearly stated that the costs related to the Great Plains project are eligible for recovery through GSR and other special recovery mechanisms and that the costs are eligible for recovery for the duration of the term of the original gas purchase agreements. The hearing will be limited to the issue of whether the settlement agreements are prudent.

  Also in connection with Tennessee's GSR cost recovery discussed below, on October 14, 1993, Tennessee was sued in the State District Court of Ector County, Texas by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that Tennessee had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. On two subsequent occasions, TransTexas gave Tennessee notice that it was adding new production and/or acreage "to the contract." A recent amendment to the pleadings seeks $1.5 billion from Tennessee for alleged damages caused by Tennessee's refusal to purchase gas produced from the TransTexas bases covering the new production and lands. Neither ICA nor TransTexas were parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves, thereby obtains a right to add to the contract unlimited volumes of gas production from unspecified locations in South Texas. Tennessee believes it has meritorious defenses to the claims of ICA and TransTexas, which defenses it will vigorously assert.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  As of September 30, 1994, Tennessee deferred GSR costs yet to be recovered from its customers of approximately $179 million, net of $141 million previously collected from its customers, subject to refund. Proceedings have commenced to review the recovery of these GSR costs; however, FERC has also generally encouraged pipelines to settle such issues through negotiations with customers.

  Although Order 636 contemplates the complete recovery by pipelines of qualified transition costs, Tennessee has initiated settlement discussions with its customers concerning the amount of recoverable GSR costs in response to recent FERC and customer statements acknowledging the desirability of such settlements. Tennessee is also engaged in separate settlement and contract reformation discussions with holders of certain gas purchase contracts who have sued Tennessee, although Tennessee believes that its defenses in the underlying gas purchase contract actions are meritorious.

  On April 5, 1994, the FERC issued a final order approving Tennessee's Stipulation and Agreement partially resolving its current rate case. Pursuant to this final FERC order, rates for the period February 1, 1992, through August 31, 1993, were approved, and Tennessee paid refunds for this period on June 3, 1994. The refunds had no material effect on reported net income. Also pursuant to Tennessee's Stipulation and Agreement, refunds for the period after September 1, 1993, will be paid by Tennessee within 60 days of receipt of a final FERC order resolving issues related to this period. Tennessee has recorded a liability which is adequate to cover these estimated refunds. The Stipulation and Agreement obligates Tennessee to file another rate case by the end of 1994.

  In addition, the Stipulation and Agreement established procedures for resolving the recovery of certain environmental expenditures. These environmental costs are currently being collected in Tennessee's rates subject to further review in the rate case and possible refund. A hearing concerning these costs is scheduled to commence no later than January 31, 1995. Tennessee intends to pursue full recovery of the costs at issue in this hearing. Tennessee is also currently pursuing the possibility of a global settlement with its customers that would not only address recovery of the environmental costs currently being recovered in its rates, but would also establish a mechanism for recovering a substantial portion of the environmental costs discussed in Note (4) that will be expended in the future. The total amount of and timing for any recovery pursuant to such a global settlement will depend upon the results of Tennessee's negotiations with its customers and will be subject to FERC approval.

  Given the current uncertainty over the results of ongoing discussions between Tennessee and its customers over the recovery of the GSR and environmental costs referenced in this Note (2) and settlement and contract reformation discussions with holders of gas purchase contracts, the Company is unable to predict the timing or the ultimate impact on Tenneco's consolidated financial position or results of operations of any such settlements.

  (3) The Company and its subsidiaries are parties to numerous other legal proceedings arising from their operations. The Company believes that the outcome of these other proceedings, individually and in the aggregate, will have no material effect on the financial position or results of operations of Tenneco Inc. and its consolidated subsidiaries.

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

Tennessee conducted the project with frequent contact with federal and state regulatory agencies, both through informal negotiation and formal entry of consent orders, in order to assure that site characterization efforts met regulatory requirements.

  In 1991, upon the conclusion of a comprehensive study to estimate remediation costs for its compressor sites and all other sites on Tennessee's interstate and intrastate pipeline systems at which listed substances had then been identified, Tenneco recorded a reserve of $260 million for estimated future environmental expenses including: 1) expected remediation expense and associated onsite, offsite and groundwater technical studies; 2) legal fees; and 3) settlement of third party and governmental litigation, including civil penalties. Through September 30, 1994, Tenneco has charged $80 million against this environmental reserve. Of the remaining reserve, $30 million has been recorded on the balance sheet under "Payables--Trade" and $150 million under "Deferred Credits and Other Liabilities."

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

  Tenneco believes that a substantial portion of these costs, which will be expended over the next five to ten years, will be recovered from customers of its natural gas pipelines. The estimated costs expected to be recovered, amounting to $230 million, were recorded in 1991 as an asset ($30 million in "Current Assets" and $200 million in "Investments and Other Assets"). An estimated unrecoverable portion, amounting to $30 million, was charged against income in 1991. Tennessee is currently recovering environmental expenses annually in its rates. For more information regarding recovery of environmental costs, see Note (2) above. A significant portion of these expenses remains subject to review and refund in Tennessee's pending rate case. As of September 30, 1994, the asset balance is $142 million ($34 million in "Current Assets" and $108 million in "Investments and Other Assets").

  Tenneco believes that its liability insurance policies in effect during the period in which the environmental issues occurred provide coverage for remediation costs and related claims. In 1991, the Company commenced litigation in a Louisiana state court against 26 of its insurance carriers during this period, seeking recovery of losses which the Company incurred. The issues in dispute involve determining: 1) whether the presence of PCBs and other substances at each compressor station constituted a separate occurrence for purposes of the per-occurrence limits of the policies; 2) the applicability of the pollution exclusions in certain policies issued after 1971; 3) the applicability of provisions which exclude the environmental impacts located solely on the insured's property; 4) whether the term "property damage" in the policies will cover the cost of compliance with governmental clean-up directives; 5) the allocation of costs to the various policies in effect during the period the environmental impact occurred; 6) the applicability of provisions excluding pollution that is "expected or intended"; and 7) the adequacy of notice of claims to insurance carriers. This environmental insurance coverage litigation remains pending. Tenneco has completed settlements with and received payment from six of the defendant carriers and believes that the likelihood of recovery against the remaining defendant carriers is reasonably possible.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

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

  (5) In June 1994, the Company announced that its Tenneco Automotive subsidiary entered into an agreement in principle to sell its brakes division to an individual for approximately $39 million. The brakes division manufactures asbestos-free brake friction products for the automotive and heavy duty markets and sells a broad line of brake components and accessories. The transaction is expected to close in the fourth quarter of 1994. The Company has recorded as part of discontinued operations an after-tax loss estimated at $21 million, net of $15 million of income tax benefits, on the sale of this business.

  (6) Financial statements for 1993 have been restated to reflect certain minor interperiod adjustments related to the Farm and construction equipment segment made in connection with the Case IPO. These adjustments changed income before interest and taxes and net income for each of the 1993 quarters but had no effect on the full year.

  (7) In March 1993, a restructuring program was announced by the Company's Farm and construction equipment segment and a pre-tax charge of $920 million was recorded against 1992 earnings. Through September 30, 1994, approximately $213 million of charges have been taken against the 1992 restructuring reserve. Also, as a result of restructuring actions taken to date and various changes in estimates for planned actions, it was determined that there were excess reserves. Therefore, $20 million of the restructuring reserve was reversed to income in 1993 and $16 million was reversed to income in the second quarter of 1994, leaving approximately $671 million of reserves available for the next three years.

  The specific restructuring measures and associated estimated costs were based on management's best business judgment under prevailing circumstances and on assumptions which have been and may continue to be revised over time and as circumstances change.

  (8) On October 6, 1994, the Company announced that Tenneco Power Generation Company, a division of Tenneco Gas, signed a letter of intent to complete the acquisition of ARK Energy, Inc., for $60 million in Tenneco Inc. common stock and other considerations by year-end. ARK Energy, Inc. is a privately-owned power generation company.

  (9) On October 26, 1994, the Company announced that its Tenneco Automotive subsidiary reached an agreement to acquire Heinrich Gillet GmbH & Company in a transaction valued at $113 million in cash and assumed debt. Heinrich Gillet GmbH & Company has been the leading manufacturer of original equipment exhaust systems and components for European auto makers.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  (10) On October 28, 1994, the Company announced a secondary public offering of 15.6 million shares of the common stock of Case Corporation, the holder of Tenneco's Farm and construction equipment segment. The Company expects the offering to reduce its holdings in the Farm and construction equipment segment from approximately 71 percent to approximately 49 percent. It is expected that the proposed offering would not have a material effect on Tenneco's earnings in 1994.

  (11) On November 3, 1994, the Company announced that it will convert all of its $2.80 depositary shares (designated as "Series A preferred stock" on the September 30, 1994, Tenneco balance sheet) on December 16, 1994. For each depositary share held on December 16, 1994, the holder will receive 0.970488 shares of the Company's common stock, or approximately 17.3 million shares in total. The number of shares of common stock delivered for each depositary share converted is equal to $42.75 (one-half of the current call price of the PERCS) divided by the current market price of $44.05.

  Holders of record on November 25, 1994, will receive $0.591111 per share in cash equal to the accrued and unpaid dividends from October 1, 1994, through December 16, 1994. Holders of depositary shares purchased on or after the ex-dividend date will receive 0.970488 shares of the Company's common stock for each depositary share held on December 16, 1994, but will not receive dividends on the depositary shares.

  Since being issued, the depositary shares have been included in the number of average common shares outstanding as common stock equivalents for purposes of the earnings per share calculation. As a result, the conversion of the depositary shares into common stock of the Company will not cause a significant change in the number of average common shares outstanding.




 (The above notes are an integral part of the foregoing financial statements.)

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH RESULTS

RESTRUCTURING PROGRAMS--CASE OPERATIONS

  In the third quarter, Case continued to focus on successfully executing its restructuring program. This program, which was announced in March 1993, is designed to address problems of excess capacity, over-integration of component production, highly proliferated product lines and inefficient distribution. In October 1994, a letter of intent was signed to sell the company's cab and component manufacturing facility in Croix, France. In addition, agreements were reached with works councils to close both the Vierzon, France, plant in June 1995 and to reduce the workforce at the Doncaster, United Kingdom, plant during 1996 and 1997. As previously announced, a non-binding letter of intent was signed to sell Case's foundry in St. Dizier, France.

  As part of the ongoing program to divest company owned outlets worldwide, Case sold eight retail stores in the third quarter, and signed letters of intent to sell four additional stores. Company-owned stores declined from approximately 250 on December 31, 1990 to 125 at September 30, 1994 primarily as a result of these stores being converted into independent dealerships.

REVENUES

  Revenues for the third quarter of 1994 were $3.29 billion, up slightly from $3.14 billion in the third quarter of 1993. Each division reported improved revenues for the quarter with the exception of natural gas pipelines where revenues decreased $141 million or 20 percent and shipbuilding where revenues decreased $12 million or 3 percent. Higher revenues were reported for farm and construction equipment (up $167 million or 20 percent), automotive parts (up $74 million or 17 percent), packaging (up $49 million or 10 percent) and chemicals (up $20 million or 9 percent).

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST ("OPERATING INCOME")

  Operating income for the third quarter of 1994 was $363 million, up $90 million or 33 percent, compared with $273 million for the third quarter of 1993.

  Natural gas pipelines reported operating income for the third quarter of 1994 of $97 million compared with $94 million in the 1993 third quarter. Revenues for the third quarter of 1994 decreased to $549 million compared with $690 million in the third quarter of 1993, mainly due to changes in operations under the Federal Energy Regulatory Commission ("FERC") Order No. 636 which commenced September 1, 1993. Under FERC Order No. 636, regulated pipeline revenues no longer include gas sales since this business includes primarily transportation revenues, and will reflect a smoother quarterly earnings stream with the switch to a non-seasonal rate structure. Third quarter 1994 operating income included a $16 million benefit resulting from the early settlement of a firm transportation contract running through the year 1999. Operating income also increased due to improved non-regulated earnings and from lower operating expenses, primarily the result of continuing efforts to control costs. The third quarter 1993 operating income included $34 million resulting from a favorable rate decision that allowed collection from customers of the transition obligation that was established at the time of adoption of FAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" for domestic operations. This benefit was partially offset by a $10 million reserve established for costs which may be absorbed by the Company to resolve the pass through of the costs of implementing Order 636. Reference is made to Note 2 in the "Notes to Financial Statements" for additional information on FERC matters.

  Farm and construction equipment posted operating income for the third quarter of 1994 of $73 million, an improvement of $68 million over its operating income of $5 million in the third quarter last year. Third quarter revenues of $1.01 billion were up from $841 million reported in the 1993 third quarter, due to stronger dealer and retail demand worldwide for agricultural and construction equipment. Farm and construction equipment operating income improved compared to the third quarter of 1993 primarily as a result of higher sales volumes, improved pricing and more efficient operations resulting from restructuring actions. Partially offsetting the increase to operating income were $15 million of retooling expenses at the Burlington, Iowa construction equipment manufacturing facility along with more than $8 million of higher engineering expenses for the acceleration of new product development. During the third quarter, worldwide farm and construction equipment production increased by 22 percent compared with the same period last year in response to improving market conditions.

  Automotive parts reported third quarter 1994 operating income of $70 million compared with $63 million recorded in the same quarter a year ago. Revenues for the third quarter of 1994 totaled $511 million compared with $437 million in last year's third quarter, primarily due to higher North American original equipment sales (up 37 percent) in the Walker exhaust segment, reflecting stronger new car and truck production. Aftermarket sales of ride control products in North America increased 24 percent as a result of the continuing success of Monroe's new Sensa-Trac ride-control product. Improving economic conditions in Europe led to a 23 percent increase in overall European revenues. Operating income increased primarily as a result of higher aftermarket sales and margins in the ride control segment and the benefit of quality program initiatives.

  Shipbuilding reported third quarter operating income of $52 million, up slightly from $51 million in the 1993 third quarter. Revenues decreased to $424 million in the third quarter of 1994 compared with $436 million in the same period a year ago primarily due to lower volumes on submarine construction contracts and the loss of revenues from the Sperry Marine business. The Sperry Marine business was sold in the fourth quarter of 1993. The backlog at the end of the third quarter of 1994 stood at just under $3 billion and included construction contracts for four LOS ANGELES class submarines, two NIMITZ class aircraft carriers, the recently awarded contract to defuel and deactivate the nuclear cruiser LONG BEACH and the conversion contract for two fast SEALIFT ships.

  Third quarter 1994 operating income for packaging was $63 million, up from $51 million generated in the 1993 third quarter. Excluding $24 million in non-recurring gains on asset sales in the year-ago quarter, operating income more than doubled. Revenues for the third quarter of 1994 were $562 million compared with $513 million in the same period last year. The higher revenues and operating income were primarily the result of strengthening containerboard pricing due to stronger demand and productivity gains at packaging's paper mills. Operating income from the containerboard segment was $41 million in the third quarter of 1994 compared to $2 million in the third quarter of 1993 due to the sharp increase in containerboard prices. Partially offsetting this increase was lower operating income in the specialty segment due to higher raw material costs, particularly for aluminum and recycled paper and competitive pricing pressures on molded fibre, recycled paperboard and aluminum products.

  Chemicals reported third quarter 1994 operating income of $16 million down from $20 million in the same period last year. Operating income decreased due to lower sales margins and a one-time provision of $4 million to cover audit adjustments in Germany and Belgium partially offset by higher income from increased sales volumes. Revenues increased 9 percent to $243 million in the 1994 third quarter compared with $223 million in the 1993 period. The improvement in revenues resulted from higher sales volumes and the favorable impact of a weakening U.S. dollar on currency transactions.

INTEREST EXPENSE

  Interest expense increased from $109 million in the 1993 third quarter to $123 million in the third quarter of 1994. The increase in interest expense was primarily due to the change in the reporting of financing costs on Case's wholesale receivables as interest expense. Prior to the Case Initial Public Offering in June 1994, the Case wholesale financing costs were reported as "Finance Charges--Tenneco Finance". Interest capitalized was $2 million for the third quarter of 1994 compared with $1 million for the third quarter of 1993.

  Reference is made to Note 1 in the "Notes to Financial Statements" for additional information on this reporting change.

INCOME TAXES

  Income tax expense for the third quarter of 1994 was $79 million compared with $48 million reported for the third quarter of 1993. This increase was primarily due to higher pre-tax income in 1994, partially offset by lower levels of unbenefitted foreign losses and a benefit from the reduction of a Case tax valuation reserve of $8 million. The 1993 period benefitted from a $44 million tax benefit attributable to a tax realignment of Tenneco's operations in Germany and included tax expense of $13 million attributable to asset sales.

DISCONTINUED OPERATIONS

  In June 1994, Tenneco announced that its Tenneco Automotive subsidiary entered into an agreement in principle to sell its brakes division for approximately $39 million. The brakes division manufactures asbestos-free brake friction products for the automotive and heavy duty markets and sells a broad line of brake components and accessories. The transaction is expected to close in the fourth quarter of 1994.

  The third quarter 1993 Statement of Income reflects the loss from the discontinued brakes operations of $4 million.

EXTRAORDINARY LOSS

  The extraordinary loss of $2 million (net of $1 million tax benefit) for the third quarter of 1993 resulted from the redemption premium associated with the prepayment of long-term debt.

EARNINGS (LOSS) PER AVERAGE COMMON SHARE

  Income from continuing operations for the third quarter of 1994 was $151 million, or 82 cents per average common share after preferred stock dividends, compared with income from continuing operations of $117 million, or 64 cents per average common share after preferred stock dividends, in the 1993 third quarter. Preferred stock dividends were $2 million in the third quarter of 1994 and $3 million in the 1993 third quarter.

  Loss from discontinued operations for the third quarter of 1993 was $4 million, or 2 cents per average common share. Extraordinary loss for the third quarter of 1993 was $2 million, or 1 cent per average common share. Net income to common stock for the third quarter of 1994 was $149 million, or 82 cents per average common share, compared to net income to common stock of $108 million, or 61 cents per average common share, for the 1993 third quarter.

  Average shares outstanding used for the calculation of earnings per average common share for the third quarter of 1994 were 180.9 million compared to 176.9 million in the 1993 quarter. The increase was primarily the result of the issuance of treasury shares and shares from the stock employee compensation trust ("SECT") to employee benefit plans and Tenneco's dividend reinvestment plans.

NINE MONTH RESULTS

REVENUES

  Revenues for the first nine months of 1994 were $10.07 billion, up from $9.84 billion reported in the first nine months of 1993. Higher revenues for farm and construction equipment (up $396 million or 15 percent), automotive parts (up $147 million or 11 percent), packaging (up $49 million or 3 percent) and chemicals (up $30 million or 4 percent) were offset by lower revenues for natural gas pipelines (down $326 million or 15 percent), and shipbuilding (down $60 million or 4 percent).

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST ("OPERATING INCOME")

  Operating income for the first nine months of 1994 was $1.06 billion compared with $842 million reported for the same period of 1993.

  Natural gas pipelines reported operating income of $291 million for the first nine months of 1994, no change from the same period of 1993. Revenues decreased to $1.85 billion compared to $2.17 billion in the first nine months of 1993. Farm and construction equipment reported year-to-date 1994 operating income of $265 million, up $228 million from $37 million reported for the first nine months of 1993. Year-to-date revenues were $3.13 billion, up from $2.73 billion reported in the first nine months of 1993. These changes in the above divisions' revenues and operating income were due principally to the factors discussed under "Three Month Results" above.

  Automotive parts reported operating income of $201 million for the first nine months of 1994 compared with $190 million recorded in the same period a year ago. Year-to-date revenues for 1994 totaled $1.52 billion as compared with last year's $1.37 billion. Higher revenues were reported for exhaust products in North American original equipment markets, buoyed by increased new car and light truck production and for ride control products in North America. Overall revenues were also up in Europe due to the improving market conditions which also contributed to higher operating income. The improvement in the first nine months of 1994 operating income also resulted from higher aftermarket revenues for ride control products in North America, combined with aggressive cost management and quality program initiatives. These improvements more than offset the effects of the weaker North American exhaust aftermarket conditions.

  Shipbuilding reported operating income of $153 million for the first nine months of 1994 compared with $159 million in the same period in 1993. Revenues were $1.29 billion for the first nine months of 1994 compared with $1.35 billion in the comparable 1993 period. Revenues and operating income decreases resulted from lower volumes on submarine construction contracts and the loss of revenues from the Sperry Marine business. The Sperry Marine business was sold in the fourth quarter of 1993. These decreases were partially offset by increased SEALIFT volumes.

  Packaging had operating income of $127 million in the first nine months of 1994 versus $118 million in the same period of the prior year. Revenues in the first nine months of 1994 were $1.58 billion compared with $1.53 billion in the same 1993 period. Higher revenues and operating income due to strengthening containerboard pricing in the second and third quarters of 1994 were partially offset by lower first quarter revenues and operating income. The lower operating income in the first quarter of 1994 was primarily the result of severe winter weather and the California earthquake which curtailed plant operations and delayed customer shipments.

  Chemicals reported year-to-date 1994 operating income of $46 million, down from $55 million in the same period in 1993. Revenues in the first nine months of 1994 were $715 million compared to $685 million in the same period of the prior year. The lower operating income was primarily the result of a $7 million charge to increase the efficiency of the surfactants operation and to reduce costs at the Whitehaven, United Kingdom site recorded in the first quarter of 1994 and a third quarter provision of $4 million for audit adjustments in Germany and Belgium.

INTEREST EXPENSE

  Interest expense decreased from $355 million in the first nine months of 1993 to $333 million in the first nine months of 1994 while interest capitalized increased from $3 million to $5 million in the same periods. The year-to-year decrease in interest expense was due to lower debt levels partially offset by higher interest expense due to the change in the reporting of finance costs on Case's wholesale receivables discussed under "Three Month Results" above.

INCOME TAXES

  Income tax expense for the first nine months of 1994 was $276 million versus $193 million in the same period of 1993. Income tax expense increased in 1994 primarily due to higher pre-tax income in 1994 partially offset by lower levels of unbenefitted foreign losses and a benefit from the reduction of a Case tax valuation reserve of $8 million. The 1993 tax expense included a benefit of $44 million resulting from a tax realignment of Tenneco's German operations.

DISCONTINUED OPERATIONS

  Loss from discontinued operations for the first nine months of 1994 of $26 million included a $21 million loss (net of income tax benefit of $15 million) on the pending sale of Tenneco's brakes business and a loss of $5 million (net of income tax benefit of $5 million) from the brakes operations. Loss from discontinued operations of $5 million (net of income tax benefit of $3 million) for the first nine months of 1993 reflects the loss from the brakes operations. The sale is expected to close in the fourth quarter of 1994.

EXTRAORDINARY LOSS

  The extraordinary loss for the first nine months of 1994 of $5 million and $25 million for the first nine months of 1993 was attributable to the early redemption premiums on long-term debt.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

  Effective January 1, 1994, Tenneco adopted Statement of Financial Accounting Standards ("FAS") No. 112, Employers' Accounting for Postemployment Benefits. This new standard was adopted using the cumulative catch-up method and requires employers to account for postemployment benefits for former or inactive employees after employment but before retirement on the accrual basis rather than the "pay-as-you-go" basis. As a result of the adoption of this statement, the Statement of Income for the nine months ending September 30, 1994, includes an after-tax charge of $39 million, or 22 cents per average common share, for the cumulative effect of the accounting change.

EARNINGS (LOSS) PER AVERAGE COMMON SHARE

  Income from continuing operations for the first nine months of 1994 was $446 million, or $2.43 per average common share after preferred stock dividends, compared with income from continuing operations of $297 million, or $1.73 per average common share after preferred stock dividends, in the comparable 1993 period. Preferred stock dividends were $9 million in the first nine months of 1994 and $11 million in the comparable 1993 period.

  Loss from discontinued operations for the first nine months of 1994 was $26 million, or 14 cents per average common share versus a loss of $5 million, or 3 cents per average common share, from discontinued operations in the first nine months of 1993. Also included in 1994 was the after-tax charge of $39 million, or 22 cents per average common share, relating to the cumulative effect of a change in accounting principle. Extraordinary loss for the first nine months of 1994 was $5 million, or 3 cents per average common share versus $25 million, or 15 cents per average common share in the 1993 period. Net income to common stock for the first nine months of 1994 was $367 million, or $2.04 per average common share, compared to net income to common stock of $256 million, or $1.55 per average common share, for the first nine months of 1993.

  Average shares outstanding used for the calculation of earnings per average common share for the first nine months of 1994 were 179.8 million compared to
165.8 million in the first nine months of 1993. The increase was due primarily to the issuance of 23.5 million shares in the April 1993 underwritten public offering and the issuance of treasury shares and SECT shares to employee benefit plans and Tenneco's dividend reinvestment plans during the second half of 1993 and the first nine months of 1994.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities was $433 million for the first nine months of 1994 compared to cash provided by operating activities of $892 million for the same period in 1993, a decrease of $459 million including net cash used by discontinued operations. Excluding the discontinued operations, there was a decrease of $466 million. This decrease was due primarily to the increase in wholesale receivables at Case to replenish low dealer inventory levels associated with stronger retail demand and the pipeline rate refund payment. Partially offsetting these declines were higher income from continuing operations, lower tax payments and higher payables at Case due to increased production.

  Net cash provided by investing activities in the first nine months of 1994 was $52 million compared to $212 million used by investing activities in the first nine months of 1993. Proceeds from the sale of businesses and assets were higher by $425 million, primarily due to the sale of approximately 29 percent of the common stock of Case in June 1994, partially offset by higher capital expenditures from continuing operations of $105 million.

  Expenditures for plant, property, and equipment from continuing operations for the first nine months of 1994 were $438 million compared to $333 million for the first nine months of 1993. Natural gas pipelines' capital expenditures increased $50 million due to higher spending on expansion and enhancement projects. Increased expenditures for packaging ($23 million), farm and construction equipment ($22 million), chemicals ($11 million) and automotive parts ($9 million) more than offset the decrease of $10 million for shipbuilding.

  Capitalization totalled $9.74 billion at September 30, 1994, an increase of $749 million from December 31, 1993. The resulting ratio of total debt to capitalization decreased from 67.6 percent to 61.9 percent. The total debt to capitalization ratio was 59.7 percent including the market value of the SECT shares at September 30, 1994, compared to 64.0 percent at December 31, 1993. The major changes in capitalization were: total debt down $49 million, stockholders' equity up $382 million, minority interest up $433 million as a result of the Case initial stock offering and preferred stock down $17 million primarily due to mandatory redemptions.

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

OTHER MATTERS

  On October 28, 1994, Tenneco Inc. announced a secondary public offering of
15.6 million shares of the common stock of Case Corporation, the holder of Tenneco's farm and construction equipment segment. The Company expects the offering to reduce its holdings in the farm and construction segment from approximately 71 percent to approximately 49 percent. It is expected that the proposed offering would not have a material effect on Tenneco's earnings in 1994.

  On October 26, 1994, Tenneco Inc. announced that it reached an agreement to acquire Heinrich Gillet GmbH & Company, a family-owned German firm that has been the leading manufacturer of original equipment exhaust systems and components for European auto makers. The acquisition is valued at $113 million in cash and assumed debt and is expected to be completed by year-end.

  Tenneco Gas has entered into an agreement to acquire ARK Energy, Inc., an established company in the power cogeneration operation and development business. The acquisition is valued at $60 million in stock and cash and is also expected to be completed by year-end.

  On November 3, 1994, the Company announced that it will convert all of its $2.80 depositary shares (designated as "Series A preferred stock" on the September 30, 1994, Tenneco balance sheet) on December 16, 1994. For each depositary share held on December 16, 1994, the holder will receive 0.970488 shares of the Company's common stock, or approximately 17.3 million shares in total. The number of shares of common stock delivered for each depositary share converted is equal to $42.75 (one-half of the current call price of the PERCS) divided by the current market price of $44.05.

  Holders of record on November 25, 1994, will receive $0.591111 per share in cash equal to the accrued and unpaid dividends from October 1, 1994, through December 16, 1994. Holders of depositary shares purchased on or after the ex-dividend date will receive 0.970488 shares of the Company's common stock for each depositary share held on December 16, 1994, but will not receive dividends on the depositary shares.

  Since being issued, the depositary shares have been included in the number of average common shares outstanding as common stock equivalents for purposes of the earnings per share calculation. As a result, the conversion of the depositary shares into common stock of the Company will not cause a significant change in the number of average common shares outstanding.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

 (1) Environmental Proceedings.

  Tennessee is a party in proceedings involving federal and state authorities regarding the past use by Tennessee of a lubricant containing polychlorinated biphenyls ("PCBs") in its starting air systems.

  On January 13, 1992, the United States Environmental Protection Agency ("EPA") filed an administrative complaint alleging that Tennessee violated the Toxic Substances Control Act between 1980 and 1990 by engaging in the unauthorized use and disposal of materials containing PCBs. The complaint addresses PCB-related activity at 26 compressor stations in five states (Alabama, Mississippi, Kentucky, Tennessee and Ohio). A civil penalty of $15,678,000 was sought. Tennessee and the EPA have executed a final settlement agreement under which Tennessee paid $6.4 million to resolve all alleged civil penalties under the Toxic Substances Control Act arising from Tennessee's prior use of PCBs at compressor stations throughout its system. This agreement covers 42 Tennessee compressor stations in nine states and five EPA regions. Tennessee's separate negotiations with EPA on the remediation of its compressor stations in Regions IV, V, and VI are also complete and the parties have executed a consent order governing this remediation. With respect to the nine stations in Regions II and III, EPA has advised Tennessee that it is deferring to the Pennsylvania and New York environmental agencies to specify the remediation requirements applicable to Tennessee. Tennessee anticipates that it will soon reach an agreement with the Pennsylvania Department of Environmental Resources ("PaDER") and will enter into a consent order on remediation at the Pennsylvania stations (under which Tennessee also agrees to pay a civil penalty and to make a contribution for environmental projects); meanwhile, Tennessee will continue its negotiations with the New York Department of Environmental Conservation on remediation at the New York stations. Tenneco believes that the ultimate resolution of this matter will not have a material adverse effect on the financial condition or results of operations of Tenneco Inc. and its consolidated subsidiaries.

 (2) Other Proceedings.

  On October 14, 1993, Tennessee was sued in the State District Court of Ector County, Texas by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that Tennessee had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. On two subsequent occasions, TransTexas gave Tennessee notice that it was adding new production and/or acreage "to the contract". A recent amendment to the pleadings seeks $1.5 billion from Tennessee for alleged damages caused by Tennessee's refusal to purchase gas produced from the TransTexas bases covering the new production and lands. Neither ICA nor TransTexas were parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves, thereby obtains a right to add to the contract unlimited volumes of gas production from unspecified locations in South Texas. Tennessee believes it has meritorious defenses to the claims of ICA and TransTexas, which defenses it will vigorously assert.

 (3) Potential Superfund Liability.

  At June 30, 1994, Tenneco was designated as a potentially responsible party in 70 "Superfund" sites. With respect to its pro rata share of the remediation costs of certain sites, Tenneco is fully indemnified by third parties. With respect to certain other sites, Tenneco has sought to resolve its liability through payments to the other potentially responsible parties. For the remaining sites, Tenneco has estimated its share of the remediation costs to be between $13 million and $72 million or 0.4% to 2.2% of the total remediation costs for those sites and has provided reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, Tenneco's estimate of its share of remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that Tenneco could be required to pay in excess of its pro rata share of remediation costs. Tenneco's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in Tenneco's determination of its estimated liability. Tenneco does not believe that the costs associated with its current status as a potentially responsible party in the Superfund sites described above will be material to its financial position or results of operations.

  For additional information concerning environmental matters, see Note 4 in the "Notes to Financial Statements" of Tenneco Inc. and Consolidated Subsidiaries.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

    11--Computation of Earnings (Loss) Per Share of Common Stock

    12--Computation of Ratio of Earnings to Fixed Charges

    27--Financial Data Schedule

  (b) Reports on Form 8-K. Tenneco Inc. did not file any Current Reports on Form 8-K during the quarter ended September 30, 1994.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TENNECO INC.

                                                    Robert T. Blakely
Date: November 10, 1994                   By __________________________________
                                                    Robert T. Blakely
                                                Senior Vice President and
                                                 Chief Financial Officer

                                                                     EXHIBIT 11

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

           COMPUTATION OF EARNINGS (LOSS) PER SHARE OF COMMON STOCK
                                  (UNAUDITED)

                                    (MILLIONS EXCEPT SHARE AMOUNTS)
                         -------------------------------------------------------
                             THREE MONTHS ENDED          NINE MONTHS ENDED
                               SEPTEMBER 30,               SEPTEMBER 30,
                         --------------------------  ---------------------------
                             1994         1993           1994          1993
                         ------------ -------------  ------------  -------------
COMPUTATION FOR STATE-
 MENTS OF INCOME
 Primary Earnings Per
  Share (average shares
  outstanding):
   Income from continu-
    ing operations...... $        151 $         117  $        446  $         297
   Loss from discontin-
    ued operations, net
    of income tax.......           --            (4)          (26)            (5)
                         ------------ -------------  ------------  -------------
   Income before ex-
    traordinary loss....          151           113           420            292
   Extraordinary loss,
    net of income tax...           --            (2)           (5)           (25)
                         ------------ -------------  ------------  -------------
   Income before cumula-
    tive effect of
    change in accounting
    principle...........          151           111           415            267
   Cumulative effect of
    change in accounting
    principle, net of
    income tax..........           --            --           (39)            --
                         ------------ -------------  ------------  -------------
   Net income...........          151           111           376            267
   Preferred stock divi-
    dends...............            2             3             9             11
                         ------------ -------------  ------------  -------------
   Net income to common
    stock............... $        149 $         108  $        367  $         256
                         ============ =============  ============  =============
   Average shares of
    common stock
    outstanding(a),(b)..  180,902,646   176,854,553   179,811,774    165,784,941
                         ============ =============  ============  =============
   Earnings (loss) per
    average share of
    common stock:
     Continuing opera-
      tions............. $        .82 $         .64  $       2.43  $        1.73
     Discontinued opera-
      tions.............           --          (.02)         (.14)          (.03)
     Extraordinary loss.           --          (.01)         (.03)          (.15)
     Cumulative effect
      of change in ac-
      counting princi-
      ple...............           --            --          (.22)            --
                         ------------ -------------  ------------  -------------
                         $        .82 $         .61  $       2.04  $        1.55
                         ============ =============  ============  =============
ADDITIONAL COMPUTATIONS
 (C)
 Net income to common
  stock, per above...... $        149 $         108  $        367  $         256
                         ============ =============  ============  =============
 Primary Earnings Per
  Share (including com-
  mon stock equiva-
  lents):
   Average shares of
    common stock
    outstanding(a),(b)..  180,902,646   176,854,553   179,811,774    165,784,941
   Incremental common
    shares applicable to
    common stock options
    based on the common
    stock daily average
    market price during
    the period..........       63,993        24,826        87,359         19,574
                         ------------ -------------  ------------  -------------
   Average common
    shares, as adjusted.  180,966,639   176,879,379   179,899,133    165,804,515
                         ============ =============  ============  =============
   Earnings (loss) per
    average share of
    common stock (in-
    cluding common stock
    equivalents):
     Continuing opera-
      tions............. $        .82 $         .64  $       2.43  $        1.73
     Discontinued opera-
      tions.............           --          (.02)         (.14)          (.03)
     Extraordinary loss.           --          (.01)         (.03)          (.15)
     Cumulative effect
      of change in ac-
      counting princi-
      ple...............           --            --          (.22)            --
                         ------------ -------------  ------------  -------------
                         $        .82 $         .61  $       2.04  $        1.55
                         ============ =============  ============  =============
 Fully Diluted Earnings
  Per Share:
   Average shares of
    common stock
    outstanding(a), (b).  180,902,646   176,854,553   179,811,774    165,784,941
   Incremental common
    shares applicable to
    common stock options
    based on the more
    dilutive of the com-
    mon stock ending or
    average market price
    during the period...       63,993        27,683        87,359         27,683
   Average common shares
    issuable assuming
    conversion of
    Tenneco Inc. 10%
    loan stock..........       41,192        42,861        41,619         42,891
                         ------------ -------------  ------------  -------------
   Average common shares
    assuming full dilu-
    tion................  181,007,831   176,925,097   179,940,752    165,855,515
                         ============ =============  ============  =============
   Fully diluted earn-
    ings (loss) per av-
    erage share, assum-
    ing conversion of
    all applicable secu-
    rities:
     Continuing opera-
      tions............. $        .82 $         .64  $       2.43  $        1.73
     Discontinued opera-
      tions.............           --          (.02)         (.14)          (.03)
     Extraordinary loss.           --          (.01)         (.03)          (.15)
     Cumulative effect
      of change in ac-
      counting princi-
      ple...............           --            --          (.22)            --
                         ------------ -------------  ------------  -------------
                         $        .82 $         .61  $       2.04  $        1.55
                         ============ =============  ============  =============

- -------
NOTES: (a) In 1992, 12,000,000 shares of common stock were issued to the Stock
           Employee Compensation Trust ("SECT"). Shares of common stock issued to a related trust are not considered to be outstanding in the computation of average shares of common stock until the shares are utilized to fund the obligations for which the trust was established. At September 30, 1994, the SECT had utilized 4,154,538 of these shares.
        (b) Series A preferred stock is converted into common stock under the Contingent Share method. The above computation includes 8,935,175 shares of Series A preferred stock which were converted into 17,870,350 shares of common stock.
        (c) These calculations are submitted in accordance with Securities and Exchange Commission requirements although not required by Accounting Principles Board Opinion No. 15 because they result in dilution of less than 3%.

                                                                      EXHIBIT 12

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

              COMBINED WITH 50% OWNED UNCONSOLIDATED SUBSIDIARIES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                  (UNAUDITED)

                                                                  (MILLIONS)
                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                                 --------------
                                                                  1994    1993
                                                                 ------  ------
Income from continuing operations...............................   $446    $297
Add:
  Interest......................................................    480     578
  Portion of rentals representative of interest factor..........     52      52
  Income tax expense............................................    277     194
  Amortization of interest capitalized applicable to nonutility
   companies....................................................      5       5
  Interest capitalized applicable to utility companies..........      1       1
  Undistributed earnings of affiliated companies in which less
   than a 50% voting interest is owned..........................     (5)      1
                                                                 ------  ------
    Earnings as defined......................................... $1,256  $1,128
                                                                 ======  ======
Interest........................................................ $  480  $  578
Interest capitalized............................................      5       3
Portion of rentals representative of interest factor............     52      52
                                                                 ------  ------
    Fixed charges as defined.................................... $  537  $  633
                                                                 ======  ======
Ratio of earnings to fixed charges..............................   2.34    1.78
                                                                 ======  ======

                                                                      EXHIBIT 27

              THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
                EXTRACTED FROM THE TENNECO INC. AND CONSOLIDATED
           SUBSIDIARIES FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS
              ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES
                            FINANCIAL DATA SCHEDULE

                                                                   (MILLIONS
                                                                  EXCEPT PER
                                                                  SHARE DATA)
                                                                 -------------
                                                                     AS OF
                                                                 SEPTEMBER 30,
                                                                 1994 AND FOR
                                                                   THE NINE
                                                                  MONTHS THEN
                                                                     ENDED
                                                                 -------------
      Cash and cash items                                           $  492
      Marketable securities                                              0
      Notes and accounts receivable--trade                           3,255
      Allowances for doubtful accounts                                   0
      Inventory                                                      1,720
      Total current assets                                           6,525
      Property, plant and equipment                                 12,579
      Accumulated depreciation                                       6,672
      Total assets                                                  16,310
      Total current liabilities                                      5,218
      Bonds, mortgages and similar debt                              4,616
      Preferred stock--mandatory redemption                            146
      Preferred stock--no mandatory redemption                           9
      Common stock                                                     870
      Other stockholders' equity                                     2,104
      Total liabilities and stockholders' equity                    16,310
      Net sales of tangible products                                10,071
      Total revenues                                                10,071
      Cost of tangible goods sold                                    7,817
      Total costs and expenses applicable to sales and revenues      7,817
      Other costs and expenses                                       1,354
      Provision for doubtful accounts and notes                          0
      Interest and amortization of debt discount                       328
      Income before taxes and other items                              734
      Income tax expense                                               276
      Income/loss continuing operations                                446
      Discontinued operations                                          (26)
      Extraordinary items                                               (5)
      Cumulative effect--changes in accounting principles              (39)
      Net income or loss                                            $  376
      Earnings per share--primary                                    $2.04
      Earnings per share--fully diluted                              $2.04

                                      LOGO