Form 10-K405
TENNECO INC /DE/
filed 1995-03-30
CIK 823549

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       OR
    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                     ON WHICH REGISTERED
          -------------------                    ---------------------
10% Notes due 1998; 8% Notes due 1999;
 10 3/8% Notes due 2000; 9 7/8% Notes
  due 2001;
 7 7/8% Notes due 2002; 10% Debentures
  due 2008;
 9% Debentures due 2012 ................ New York Stock Exchange
Preferred Stock, without par value:
 $7.40 cumulative series................ New York Stock Exchange
Common Stock, par value $5 per share.... New York, Chicago, Pacific, Toronto,
                                          London, Paris, Frankfurt, Dusseldorf,
                                          Basel, Geneva and Zurich Stock
                                          Exchanges

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

                                                     MARKET VALUE HELD
   CLASS OF VOTING STOCK AND NUMBER OF SHARES             BY NON-
   HELD BY NON-AFFILIATES AT MARCH 1, 1995              AFFILIATES*
   ------------------------------------------        -----------------
   $7.40 Cumulative Preferred Stock, 587,280 shares   $   58,874,820
   Common Stock, 183,106,864 shares                    8,468,692,460

--------
* Based upon the closing sale prices on the Composite Tape for the $7.40 Cumulative Preferred Stock and the Common Stock on March 24, 1995.

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE LATEST PRACTICABLE DATE. Common Stock, par value $5 per share, 183,477,880 shares outstanding as of March 1, 1995.
                      DOCUMENT INCORPORATED BY REFERENCE:

                                                       PART OF THE FORM 10-K
                       DOCUMENT                       INTO WHICH INCORPORATED
                       --------                       -----------------------
   Tenneco Inc.'s Definitive Proxy Statement for the         Part III
    Annual
    Meeting of Stockholders to be Held May 9, 1995

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
 ITEM  1.   BUSINESS......................................................   1
   Tenneco Inc............................................................   1
   Contributions of Major Businesses......................................   1
   Natural Gas Pipelines..................................................   2
   Automotive Parts.......................................................   8
   Packaging..............................................................  10
   Shipbuilding...........................................................  11
   Farm and Construction Equipment........................................  12
   Chemicals..............................................................  14
   Other..................................................................  15
   Business Strategy......................................................  16
   Environmental Matters..................................................  16
 ITEM  2.   PROPERTIES....................................................  16
 ITEM  3.   LEGAL PROCEEDINGS.............................................  16
 ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  19
 ITEM  4.1. EXECUTIVE OFFICERS OF THE REGISTRANT..........................  19
PART II
 ITEM  5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS..........................................   21
 ITEM  6.   SELECTED FINANCIAL DATA......................................   22
 ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.....................................  24
 ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................  40
   Index to Financial Statements of Tenneco Inc. and Consolidated
    Subsidiaries..........................................................  40
 ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE......................................  71
PART III
 ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............  71
 ITEM 11.   EXECUTIVE COMPENSATION........................................  71
 ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT....................................................  71
 ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................  71
PART IV
 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K......................................................  71
   Financial Statements Included in Item 8................................  71
   Index to Financial Statements and Schedules Included in Item 14........  71
   Schedules Omitted as Not Required or Inapplicable......................  71
   Reports on Form 8-K....................................................  77
   Exhibits...............................................................  77

                                     PART I

                                  TENNECO INC.

ITEM 1. BUSINESS.

  Tenneco Inc., a Delaware corporation, is a diversified industrial company conducting all of its operations through its subsidiaries. As used herein, "Tenneco" refers to Tenneco Inc. and its consolidated subsidiaries.

  The major businesses of Tenneco are the transportation and sale of natural gas; manufacture and sale of automotive exhaust system parts and ride control products; construction and repair of ships; and manufacture and sale of packaging materials, cartons, containers and specialty packaging products. On December 13, 1994, Tenneco Inc. announced that it intended to sell its chemicals business through an initial public offering of Albright & Wilson plc primarily in the United Kingdom in the first quarter of 1995. The transaction was completed on March 8, 1995. For more information see "Chemicals". Also, at December 31, 1994, Tenneco owned approximately 44% of Case Corporation, a manufacturer of farm and construction equipment. For more information see "Farm and Construction Equipment". See also "Business Strategy".

  At December 31, 1994, Tenneco had approximately 55,000 employees (excluding employees of Albright & Wilson plc and Case Corporation and their respective subsidiaries).

                       CONTRIBUTIONS OF MAJOR BUSINESSES

  Information concerning Tenneco's principal industry segments and geographic areas is set forth in Note 15 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries. The following tables summarize (i) net sales and operating revenues from continuing operations, (ii) income (loss) from continuing operations before interest expense, income taxes and minority interest and (iii) capital expenditures for continuing operations of the major business groups of Tenneco for the periods indicated.

NET SALES AND OPERATING REVENUES FROM CONTINUING OPERATIONS

                                          1994          1993          1992
                                       ------------  ------------  ------------
                                          (DOLLAR AMOUNTS IN MILLIONS)
Natural gas pipelines................. $ 2,378   20% $ 2,862   23% $ 2,183   18%
Farm and construction equipment(a)....   3,881   32    3,748   30    3,829   32
Automotive parts......................   1,989   16    1,785   15    1,763   14
Shipbuilding..........................   1,753   14    1,861   15    2,265   19
Packaging.............................   2,184   18    2,042   17    2,078   17
Other.................................       3   --        6   --       39   --
Intergroup sales......................     (14)  --      (17)  --      (14)  --
                                       -------  ---  -------  ---  -------  ---
  Total............................... $12,174  100% $12,287  100% $12,143  100%
                                       =======  ===  =======  ===  =======  ===

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST

                                                 1994      1993      1992
                                                ------    ------    -------
                                                     (MILLIONS)
Natural gas pipelines.......................... $  415    $  411    $   360
Farm and construction equipment(a).............    326(b)     82(b)  (1,180)(b)
Automotive parts...............................    223       222        237
Shipbuilding...................................    200       225        249
Packaging......................................    209       139        221
Other..........................................      6        18        (32)
                                                ------    ------    -------
  Total........................................ $1,379    $1,097    $  (145)
                                                ======    ======    =======

CAPITAL EXPENDITURES FOR CONTINUING OPERATIONS

                                                     1994      1993      1992
                                                   --------  --------  --------
                                                       (DOLLAR AMOUNTS IN
                                                           MILLIONS)
Natural gas pipelines............................. $331  45% $170  32% $251  50%
Farm and construction equipment(a)................   83  11   101  19    60  12
Automotive parts..................................  113  15    93  18    62  12
Shipbuilding......................................   29   4    36   7    35   7
Packaging.........................................  166  23   124  24    97  19
Other.............................................   14   2     1  --     2  --
                                                   ---- ---  ---- ---  ---- ---
  Total........................................... $736 100% $525 100% $507 100%
                                                   ==== ===  ==== ===  ==== ===

  The interest expense, income taxes and minority interest from continuing operations which are not allocated to the major businesses were as follows:

                                                                  1994 1993 1992
                                                                  ---- ---- ----
                                                                    (MILLIONS)
   Interest Expense (net of interest capitalized)................ $407 $427 $496
   Income Tax Expense............................................  301  257   73
   Minority Interest.............................................   30   --   --

--------
Notes: (a) In December 1994, Tenneco's accounting for its Farm and construction equipment segment changed due to a reduction in its ownership percentage. For the month of December 1994, the Farm and construction equipment segment was reflected in Tenneco's financial statements using the equity method of accounting. Accordingly, the segment's revenues are included in Tenneco's reported revenues for eleven months only. For additional information, see Notes 1 and 3 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries.
       (b) Includes restructuring charge of $920 million related to Farm and construction equipment in 1992 reduced by $20 million in 1993 and $16 million in 1994. For additional information concerning these charges, see Note 16 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                             NATURAL GAS PIPELINES

  Tenneco is engaged in the interstate and intrastate transportation and marketing of natural gas. Its natural gas operations are conducted by Tenneco Gas Inc. and other subsidiaries of Tenneco Inc. (collectively, "Tenneco Gas"). In addition, Tenneco Gas has started building new business units that are not generally subject to regulation by the Federal Energy Regulatory Commission ("FERC") and that Tenneco Gas believes have the potential to generate higher returns than its regulated businesses. The principal activities of these business units include development of and participation in international natural gas pipeline and international and domestic gas-fired power generation projects; and establishment of natural gas production financing programs for producers.

INTERSTATE PIPELINE OPERATIONS

  Historically, interstate pipeline companies served primarily as merchants of natural gas, purchasing gas under long-term contracts with numerous producers and reselling gas to local distribution companies under long-term sales agreements. Interstate pipelines were not required to transport gas for customers who did not purchase the gas from the pipeline company.

  Commencing in 1984, the FERC issued a series of orders that have resulted in a major restructuring of the natural gas transmission industry and its business practices. This restructuring, coupled with a nationwide excess of deliverable natural gas, resulted in increased competition for markets and decreased prices for natural gas, and dramatically increased the ratio that pipelines' transportation volumes bear to their total throughput. With full implementation of the FERC's Order No. 636 (discussed below under the caption "Federal Regulation"), most interstate pipeline companies now serve primarily as gas transporters rather than gas merchants.

  During this period, pipeline customers have turned more and more to marketers of natural gas to secure natural gas supplies for them, make transportation arrangements and provide other services. Generally, these gas marketers are not subject to the extensive FERC regulations that apply to interstate pipelines, and may be affiliates of regulated interstate pipeline companies. To respond to the changing natural gas industry, Tenneco Gas has been providing natural gas marketing services since 1984.

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

  At December 31, 1994, Tenneco's interstate gas transmission systems included approximately 16,300 miles of pipeline, gathering lines and sales laterals, together with related facilities that include 91 compressor stations with an aggregate of approximately 1.5 million horsepower. These systems also include underground and above-ground gas storage facilities to permit increased deliveries of gas during peak demand periods. The total design delivery capacity of Tenneco's interstate systems at December 31, 1994, was approximately 4,822 million cubic feet ("MMCF") of gas per day, and approximately 5,628 MMCF on peak demand days, which includes gas withdrawn from storage.

 Joint Ventures

  Tenneco also has interests in several joint ventures formed to own and operate interstate pipeline systems. These interests include a 50% interest in Kern River Gas Transmission Company ("Kern River") and a 13.2% interest in Iroquois Gas Transmission Company ("Iroquois").

  Kern River, which owns a 904-mile pipeline system extending from Wyoming to California with a design capacity of 700 MMCF of gas per day, completed its third year of operations in 1994. In 1993, Kern River implemented Order No. 636 with no adverse effect to the pipeline's normal business flow. In 1994, Kern River successfully settled its rate case which was originally filed in August 1992. The settlement will become effective upon the issuance date of a final FERC order, no longer subject to rehearing, which is expected during the second quarter of 1995. An order approving the settlement was issued by the FERC on January 25, 1995 and is currently pending rehearing. The settlement will not have an impact on Tenneco's net income.

  The 370-mile Iroquois pipeline began initial operation in late 1991 and became fully operational in January 1992. The pipeline extends from the Canadian border at Waddington, New York, to Long Island, New York, and, with additional compression added in 1994, is designed to deliver (directly or through interconnecting pipelines such as Tennessee) 714 MMCF of gas per day to local distribution companies and electric generation facilities in six states. For more information on Iroquois, see Item 3, "Legal Proceedings."

 Gas Sales and Transportation Volumes

  The following table sets forth the volumes of gas, stated in billions of British thermal units ("BBtu"), sold and transported by Tenneco's interstate pipeline systems for the periods shown.

                                                     1994      1993      1992
                                                   --------- --------- ---------
   Sales*.........................................   131,097   213,210   239,287
   Transportation*................................ 2,183,944 2,118,936 2,015,440
                                                   --------- --------- ---------
     Total........................................ 2,315,041 2,332,146 2,254,727
                                                   ========= ========= =========

--------
* These sales and transportation volumes include all natural gas sold or transported by Tenneco's interstate pipeline companies. The table includes Tenneco's proportionate share of sales and transportation volumes of the joint ventures in which it has interests; of the total volumes shown, 167,961 BBtu was attributable to these joint venture interests in 1994, 169,871 BBtu in 1993 and 128,263 BBtu in 1992. Intercompany deliveries of natural gas have not been eliminated from the table.

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

  Prior to the FERC's industry restructuring initiatives in the 1980's, Tenneco's interstate pipeline companies operated primarily as merchants, purchasing natural gas under long-term contracts and reselling the gas to customers, again under long-term contracts. With the FERC mandated conversion from a primarily merchant to a primarily transportation business, Tennessee's sales, and hence its purchases of gas for resale, declined precipitously, and Tennessee incurred significant liability to its producers under its long-term gas supply contracts, many of which specified prices at above market levels. In 1992, pursuant to Order 636 issued by the FERC, Tennessee implemented revisions to its tariff which put into effect on September 1, 1993, the restructuring of its transportation, storage and sales services. Pursuant to the provisions of Order 636 allowing for the recovery of transition costs related to the restructuring, Tennessee has made filings to recover gas production costs related to its Bastian Bay facilities, the remaining balance of purchased gas ("PGA") costs, stranded transportation ("TBO") costs, and gas supply realignment ("GSR") costs resulting from remaining gas purchase obligations.

  Tennessee's filings to recover production costs related to its Bastian Bay facilities have been rejected by the FERC based on the continued use of the gas production from the field; however, the FERC recognized the ability of Tennessee to file for the recovery of losses upon disposition of these assets. Tennessee has filed for appellate review of the FERC actions and believes that the Bastian Bay costs will ultimately be recovered as transition costs directly related to Order 636, and no FERC order has questioned the ultimate recoverability of these costs.

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

  Following negotiations with its customers, Tennessee filed in July 1994 with the FERC a Stipulation and Agreement (the "PGA Stipulation"), which provides for the recovery of PGA costs of approximately $100 million and the recovery of costs associated with the transfer of storage gas inventory to new storage customers in Tennessee's restructuring proceeding. The PGA Stipulation eliminates all challenges to the PGA costs, but establishes a cap on the charges that may be imposed upon former sales customers. On November 15, 1994, the FERC issued an order approving the PGA Stipulation and resolving all outstanding issues. However, certain customers have requested a rehearing and the FERC has deferred action on their issues to a later date. Tennessee implemented the terms of the PGA Stipulation on December 1, 1994, and expects to make refunds in 1995. Tennessee has recorded a liability which it believes is adequate to cover the PGA refunds.

  Tennessee is recovering TBO costs formerly incurred to perform its sales functions, subject to refund, pending review of data submitted by Tennessee through technical conference proceedings. On November 18, 1994, the FERC issued an order on Tennessee's initial TBO surcharge filing to recover TBO costs for the twelve-month period beginning September 1, 1993. The order required Tennessee to remove certain costs from this surcharge, subject to FERC's review at a second technical conference and FERC's consideration of a request for rehearing. On November 30, 1994, Tennessee filed for a surcharge to recover approximately $25 million of TBO costs in compliance with the FERC's order, and in a separate filing, Tennessee filed to recover its projected annual TBO costs of approximately $21 million for the twelve-month period beginning September 1, 1994, through a new TBO surcharge. The FERC accepted Tennessee's filing to recover its projected TBO costs, subject to refund, pending review through technical conference proceedings.

  In connection with Tennessee's GSR cost recovery discussed below, Tennessee, along with three other pipelines, executed four separate settlement agreements with Dakota Gasification Company and the U.S. Department of Energy and initiated four separate proceedings at the FERC seeking approval to implement the settlement agreements. The settlement resolved litigation concerning purchases made by Tennessee of synthetic gas produced from the Great Plains Coal Gasification plant ("Great Plains"). On October 18, 1994, the FERC consolidated the four proceedings and set them for hearing before an administrative law judge who is to issue his initial decision by December 31, 1995. The FERC has committed to a final order by December 31, 1996. The FERC order stated that the costs related to the Great Plains project are eligible for recovery through GSR and other special recovery mechanisms and that the costs are eligible for recovery for the duration of the term of the original gas purchase agreements. The hearing will be limited to the issue of whether the settlement agreements are prudent.

  Also in connection with Tennessee's GSR cost recovery proceedings discussed below, on October 14, 1993, Tennessee was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that Tennessee had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. On two subsequent occasions, TransTexas gave Tennessee notice that it was adding new production and/or acreage "to the contract." An amendment to the pleadings seeks $1.5 billion from Tennessee for alleged damages caused by Tennessee's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. Tennessee believes it has meritorious defenses to the claims of ICA and TransTexas, which defenses it will vigorously assert.

  As of December 31, 1994, Tennessee has deferred GSR costs yet to be recovered from its customers of approximately $177 million, net of $187 million previously collected from its customers, subject to refund. Proceedings have commenced to review the recovery of these GSR costs; however, the FERC has also generally encouraged pipelines to settle such issues through negotiations with customers. Although Order 636 contemplates complete recovery by pipelines of qualified transition costs, Tennessee has initiated settlement discussions with its customers concerning the amount of recoverable GSR costs in response to recent FERC and customer statements acknowledging the desirability of such settlements. Tennessee is also engaged in separate settlement and contract reformation discussions with holders of certain gas purchase contracts who have sued Tennessee, although Tennessee believes that its defenses in the underlying gas purchase contract actions are meritorious.

  Given the uncertainty over the results of ongoing discussions between Tennessee and its customers related to the recovery of GSR costs and the uncertainty related to predicting the outcome of its gas purchase contract reformation efforts and the associated litigation, Tenneco is unable to predict the timing or the ultimate impact the resolution of these issues will have on its consolidated financial position or results of operations. For additional information, see Note 6 in the "Notes to Financial Statements".

  The FERC issued final orders approving Tennessee's Stipulation and Agreement partially resolving its 1991 rate case. Pursuant to these final FERC orders, rates for the period February 1, 1992, through August 31, 1993, were approved, and Tennessee paid refunds for this period on June 3, 1994. The refunds had no material effect on reported net income. Also pursuant to these orders, rates for the period after September 1, 1993, were approved and Tennessee paid refunds for the period September 1, 1993 to October 31, 1994, in February 1995. As of December 31, 1994, Tennessee had recorded a liability which was adequate to cover its estimated refund obligations.

  On December 30, 1994, Tennessee filed a general rate increase in Docket No. RP95-112 which reflected an increase in Tennessee's revenue requirement of $118 million, including recovery of certain environmental costs as discussed in Note 17 in the "Notes to Financial Statements". On January 25, 1995, the FERC accepted the filing, suspended its effectiveness for the maximum period of five months pursuant to normal regulatory process, and set the matter for hearing. This order also required the convening of a technical conference to address various concerns raised by the FERC and Tennessee's customers over, among other issues, Tennessee's ability to provide its shippers with timely and accurate operating and billing information, and the associated systems costs. The ultimate resolution of these issues may result in adjustments to customer billings. Subject to the outcome of these issues and certain modifications identified in the FERC order, the increased rates will become effective on July 1, 1995, subject to refund.

 Competition

  The natural gas pipeline industry is experiencing increasing competition in virtually every aspect of operations, which is the result of actions by the FERC to strengthen market forces throughout the industry. In a number of key markets, Tenneco's interstate pipelines face competitive pressure from other major pipeline systems, enabling local distribution companies and end users to choose a supplier or switch suppliers based on the short term price of the gas and the cost of transportation. Competition between pipelines is particularly intense in Midwestern's Chicago and Northern Indiana markets, in East Tennessee's Roanoke, Chattanooga and Atlanta markets, and in Tennessee's supply area, Louisiana and Texas. Even in other markets, such as Tennessee's New England market, displacement of load to other pipelines is possible during summer or other low demand seasons. Tenneco Gas pipelines have frequently been required to discount their transportation rates to maintain market share.

 Gas Supply

  With full implementation of Order No. 636, Tennessee's firm sales obligations requiring maintenance of long-term gas purchase contracts have declined from over a 1.4 billion dekatherm maximum daily delivery obligation to less than a 200 million dekatherm maximum daily delivery obligation. As discussed above under the caption "Federal Regulation", Tennessee has substantially reduced its natural gas purchase portfolio in line with these requirements through termination and assignment to third parties. Although Tennessee's requirements for purchased gas are substantially less than prior to its implementation of Order No. 636, Tenneco Gas is pursuing the attachment of gas supplies to, and transportation by others through, Tennessee's system. Current gas supply activities include development of offshore and onshore pipeline gathering projects and utilization of production financing programs to spur exploration and development drilling in areas adjacent to Tennessee's system. Major gathering systems in the Mobile Bay and Viosca Knoll area of the Gulf of Mexico were completed during the fourth quarter of 1994.

GAS MARKETING AND INTRASTATE PIPELINES

  Tenneco Energy Resources Corporation ("TERC") was established in 1993 as the holding company for several subsidiaries of Tenneco Gas engaged in nonregulated businesses, including Tenneco Gas Marketing Company, Tenneco Gas Gathering Company, Tenneco Gas Trading Company, Tenneco Gas Processing Company and the companies that collectively comprise the Tenneco Gas Intrastate Group. Together these companies provide the gas industry with a wide range of products and services, including buying, selling, gathering and shipping of natural gas; price risk management services; and liquids processing.

  The Tenneco Gas Intrastate Group owns approximately 1,200 miles of intrastate pipelines in Texas and manages the buying, selling and transportation services for a volume of approximately 1.1 Bcf of natural gas per day. Within the Intrastate Group is an ownership in the Oasis Pipe Line which serves the Texas Gulf Coast and West Texas markets. This group also provides swing storage services and access to major intrastate and interstate pipelines in Texas.

  The following table sets forth the volumes of gas, stated in BBtu, sold by subsidiaries of TERC and transported by Tenneco's nonregulated pipelines for the periods indicated:

                                                         1994     1993    1992
                                                       --------- ------- -------
   Sales..............................................   739,432 741,800 494,445
   Transportation.....................................   273,587 235,940 168,776
                                                       --------- ------- -------
     Total............................................ 1,013,019 977,740 663,221
                                                       ========= ======= =======

  In 1994, TERC issued stock to Ruhrgas AG, resulting in dilution of Tenneco's ownership interest in TERC from 100% to 80%.

TENNECO VENTURES

  Tenneco Gas Production Corporation ("TGPC") and Tenneco Ventures Corporation ("Ventures"), subsidiaries of Tennessee, together with institutional investors and partners, invest in oil and gas properties by acquiring interests in properties or providing financing to producers for exploration and development. As of December 31, 1994, Ventures and TGPC hold various ownership interests in offshore oil and natural gas fields in the Gulf of Mexico and in onshore Texas and Louisiana properties and own reserves in those fields estimated at over 100 Bcf equivalent.

OTHER

  Tenneco Gas International and Tenneco Power Generation Company were formed to extend Tennessee's traditional interests in North American pipelines to pipeline, power, and energy-related projects throughout the world, with a current focus on activities in four regions: South America, Southeast Asia, Australia, and Europe. Tenneco Gas International, through an Australian affiliate, has been selected to construct, own and operate a 470 mile natural gas pipeline in Queensland, Australia; subject to the completion of all agreements, construction of the pipeline is expected to commence in mid 1995 and be completed by the end of 1996. Tenneco Gas International also has interests in two consortiums pursuing the development of two natural gas projects in South America (Argentina to Chile and Bolivia to Brazil) including both pipelines and gas-fired electric generation plants. Tenneco Power Generation Company has a 17.5% interest in a 240 megawatt power plant in Springfield, Massachusetts and is in the process of completing the acquisition of a 50% interest in two additional cogeneration projects with 224 megawatts capacity.

                                AUTOMOTIVE PARTS

  The principal business operations of Tenneco Automotive and its affiliates are Walker Manufacturing Company and Monroe Auto Equipment Company.

  Walker Manufacturing Company and its affiliates ("Walker") manufacture a variety of automotive exhaust systems and emission control products. In the United States, Walker operates eight manufacturing facilities and seven distribution centers, three of which are located at manufacturing facilities, and also has two research and development facilities. In addition to the facilities included in the Gillet acquisition described below, Walker operates ten manufacturing facilities located in Australia, Canada, the United Kingdom, Mexico, Denmark, Germany, France, Portugal and Sweden.

  Walker's products are sold to automotive manufacturers for use as original equipment and to wholesalers and retailers for sale as replacement equipment. Sales to the original equipment market are directly dependent on new car sales, and sales to the replacement market are related to the service life of original equipment and to the level of maintenance by individual owners of their automobiles. The service life of exhaust systems has increased in recent years, resulting in a longer time period for the exhaust replacement rate.

  The following table sets forth information relating to Walker's sales:

                                                                 PERCENTAGE OF
                                                                     SALES
                                                                ----------------
                                                                1994* 1993  1992
                                                                ----- ----  ----
      United States Sales
        Automotive replacement equipment (primarily exhaust
         system parts).........................................   48%  52%   53%
        Automotive original equipment..........................   52   48    47
                                                                 ---  ---   ---
                                                                 100% 100%  100%
                                                                 ===  ===   ===
      Foreign Sales
        Automotive replacement equipment.......................   68%  70%   73%
        Automotive original equipment..........................   32   30    27
                                                                 ---  ---   ---
                                                                 100% 100%  100%
                                                                 ===  ===   ===
      Total Sales by Geographic Area
        United States..........................................   58%  60%   57%
        European Community.....................................   24   23    27
        Canada.................................................   10   12    12
        Other areas............................................    8    5     4
                                                                 ---  ---   ---
                                                                 100% 100%  100%
                                                                 ===  ===   ===

--------
 * Does not include sales of Gillet (described below), which was acquired on November 30, 1994.

  On November 30, 1994, Walker acquired ownership of Heinrich Gillet GmbH & Company and its affiliates ("Gillet"), a manufacturer of exhaust systems headquartered at Edenkoben, Germany. The combination of Gillet, Europe's largest original equipment exhaust supplier, and Walker's European division, which is Europe's biggest replacement market supplier, is expected to more than double Walker's European business.

  Gillet operates 14 plants in Germany, France, the United Kingdom, Spain, Portugal and the Czech Republic and operates an engineering and technology center in Edenkoben. As a part of Tenneco Automotive's European consolidation plan, Tenneco Automotive plans to consolidate its headquarters and engineering center in Europe with the Gillet facilities by the end of the second quarter of 1995. A consolidation of Tenneco Automotive's and Gillet's manufacturing facilities will occur later in 1995 and early 1996.

  In addition to the "Walker" line, Walker manufactures and distributes exhaust systems under a number of other brand names in the United States and foreign countries.

  Monroe Auto Equipment Company and its affiliates ("Monroe") are engaged principally in the design, manufacture and distribution of ride control products. Monroe ride control products consist of hydraulic shock absorbers, air adjustable shock absorbers, spring assisted shock absorbers, gas charged shock absorbers, struts, replacement cartridges and electronically adjustable suspension systems. Monroe manufactures and markets replacement shock absorbers for virtually all domestic and most foreign makes of automobiles. In addition, Monroe manufactures and markets shock absorbers and struts for use as original equipment on passenger cars and trucks, as well as for other uses. Monroe has six manufacturing facilities in the United States and eight foreign manufacturing operations in Australia, Belgium, Brazil, Canada, Mexico, the United Kingdom and Spain.

  The following table sets forth information relating to Monroe's sales:

                                                               PERCENTAGE OF
                                                                   SALES
                                                               ----------------
                                                               1994  1993  1992
                                                               ----  ----  ----
      United States Sales
        Automotive replacement equipment......................  72%   72%   78%
        Automotive original equipment.........................  28    28    22
                                                               ---   ---   ---
                                                               100%  100%  100%
                                                               ===   ===   ===
      Foreign Sales
        Automotive replacement equipment......................  69%   63%   60%
        Automotive original equipment.........................  31    37    40
                                                               ---   ---   ---
                                                               100%  100%  100%
                                                               ===   ===   ===
      Total Sales by Geographic Area
        United States.........................................  49%   50%   49%
        European Community....................................  32    29    32
        Canada................................................   5     7     7
        Other areas...........................................  14    14    12
                                                               ---   ---   ---
                                                               100%  100%  100%
                                                               ===   ===   ===

  Tenneco Automotive is actively pursuing opportunities to expand its business by entering additional geographic areas, including countries in Eastern Europe, Asia and South America. It is anticipated that this expansion will occur through a variety of means, including joint ventures and acquisitions.

  On December 23, 1994, the automotive parts business completed the sale of its brakes business. The brakes business consisted of the manufacture of non-asbestos friction material for brakes for cars and light trucks and the manufacture of non-asbestos friction brakes for heavy-duty vehicles. For additional information, see Note 3 in the "Notes to Financial Statements".

  The operations of Tenneco Automotive face intense competition from other manufacturers of automotive equipment.

                                   PACKAGING

  Packaging Corporation of America and other Tenneco subsidiaries ("PCA") manufacture and sell containerboard, paperboard, corrugated shipping containers, folding cartons, disposable plastic and aluminum containers, molded fiber products and other related products. Its shipping container products are used in the packaging of food, paper products, metal products, rubber and plastics, automotive products and point of purchase displays. Its folding cartons are used in the packaging of soap and detergent, food products and a wide range of other consumer goods. Uses for its molded fiber products include produce and egg packaging, food service items and institutional and consumer disposable dinnerware, as well as a wide range of other consumer and industrial goods. Its disposable plastic and aluminum containers are sold to the food service, food processing and related industries. In addition to products bearing the name "Packaging Corporation of America", PCA manufactures and distributes products under the names "EZ POR", "Packaging Company of California", "Revere Foil Containers", "Dahlonega Packaging", "Dixie Container," "Agri-Pak" and "Pressware International."

  The following table sets forth information with respect to PCA's sales during the past three years:

                                                                  PERCENTAGE OF
                                                                      SALES
                                                                  ----------------
                                                                  1994  1993  1992
                                                                  ----  ----  ----
   Sales by Product Type
     Corrugated shipping containers and containerboard products.   56%   53%   53%
     Disposable plastic and aluminum products...................   20    22    21
     Molded fiber products......................................    9     9    10
     Folding cartons and recycled paperboard mill products......    9    10    10
     Paper stock and other......................................    6     6     6
                                                                  ---   ---   ---
                                                                  100%  100%  100%
                                                                  ===   ===   ===
   Total Sales by Geographic Area
     United States..............................................   90%   88%   88%
     European Community.........................................    5     7     8
     Canada.....................................................    2     2     1
     Other areas................................................    3     3     3
                                                                  ---   ---   ---
                                                                  100%  100%  100%
                                                                  ===   ===   ===

  At December 31, 1994, PCA operated 55 container plants, seven folding carton plants and 14 corrugated containerboard and paperboard machines at eight mills. Two of the mills (located in Georgia and Wisconsin), including substantially all of the equipment associated with both mills, are leased from third parties. PCA also has eight molded fiber products plants, one pressed paperboard plant, one lumber plant, three paper stock plants, and 10 disposable plastic and aluminum container plants. PCA's plants are located primarily in the United States. Its foreign plants are located in Great Britain, Spain, Canada, Switzerland, Germany and Hungary. In 1994, PCA increased its ownership in a Hungarian paperboard mill and folding carton plant from 30% to 100%, expanding the number of foreign plants owned by PCA. In the United States, PCA has a 50% ownership interest in a molded fiber distribution company and in a hardwood chip mill. In addition, PCA has a 50% interest in a folding carton plant in Dongguan, China, and a 50% interest in a folding carton plant in Bucharest, Romania.

  Generally, PCA faces intense competition from numerous competitors and alternative products in each of its geographic and product markets.

  The principal raw materials used by PCA in its mill operations are virgin pulp and reclaimed paper stock and, in its specialty products operations, aluminum and plastics. PCA obtains virgin pulp and reclaimed paper stock from independent logging contractors, from timberlands owned or controlled by it, from operation of its reclaimed paper stock collecting and processing plants and from other sources. PCA obtains aluminum rolling stock and plastic feed stock from various suppliers.

  At December 31, 1994, PCA owned 183,000 acres of timberland in Alabama, Michigan, Mississippi and Tennessee and leased, managed or had cutting rights on an additional 820,000 acres of timberland in those states and in Florida, Wisconsin and Georgia. During the years 1994, 1993 and 1992 approximately 20%, 22% and 18%, respectively, of the virgin fiber and timber used by PCA in its operations was obtained from timberlands controlled by it.

                                  SHIPBUILDING

  Newport News Shipbuilding and Dry Dock Company ("Newport News"), a Tenneco subsidiary located in Newport News, Virginia, is the largest privately owned shipbuilding company in the United States. Its primary business is constructing and overhauling nuclear-powered aircraft carriers for the United States Navy. Newport News also overhauls and repairs U.S. Navy and commercial vessels and refuels nuclear-powered ships. In recent months, Newport News has returned to the commercial shipbuilding market with the October 1994 award of a two-ship product tanker contract from a foreign owner. In addition, Newport News is pursuing international sales of its fast frigate. Newport News' shipbuilding facilities are located on the James River on approximately 475 acres of property which it owns.

  At December 31, 1994, the aggregate amount of Newport News' backlog of work to be completed was approximately $5.6 billion (substantially all of which is U.S. Navy-related), an increase from the backlog of $3.7 billion as of December 31, 1993. Although the cuts in naval shipbuilding following the end of the cold war have continued to put pressure on the Newport News backlog, Newport News was awarded the U.S. Navy contract in December 1994 to build Ronald Reagan, the next aircraft carrier for the United States. At December 31, 1994, Newport News anticipated that it would complete approximately $1.5 billion of the current backlog by December 31, 1995, and an additional $1.0 billion in 1996. The December 31, 1994, backlog of Newport News included contracts for the construction of three Nimitz class aircraft carriers and four Los Angeles class attack submarines. Also included in that backlog is a contract for the conversion of two Sealift ships. The present backlog extends into 2002. Subject to new orders, this existing backlog will decline as two submarines per year, on average, are delivered through 1996, and the aircraft carriers are delivered in 1995, 1998 and 2002.

  Newport News has various other contracts for U.S. Navy design work and for industrial projects. As is typical for similar Government contracts, all of Newport News' contracts with the U.S. Navy are unilaterally terminable by the U.S. Navy at its convenience with compensation for work completed and costs incurred.

  With respect to all U.S. Navy work, Newport News faces intense business pressures in the future because of expected declines in the United States' defense budget and excess ship building and repair capacity in the United States. Due to uncertainties as to future defense spending levels and the allocation of amounts appropriated for such spending to the various defense programs involved, Tenneco is unable to predict the number or timing of subsequent contracts for U.S. Navy construction or refueling and overhaul which may be awarded.

  To increase its competitiveness worldwide and in response to the anticipated decline in U.S. Navy budgets, Newport News has reduced its workforce by approximately 9,000 or 31% between December 31, 1990 and December 31, 1994.

  Newport News is aggressively pursuing new business opportunities and attempting to expand its business base in light of the declining U.S. Navy backlog, although there is no assurance that it will be able to do so to a material extent. Newport News recently executed contracts for two product tankers and has been selected to build and manage a shipyard in Abu Dhabi. These are examples of the early success in this diversification strategy. While the mix of jobs between U.S. Navy and commercial work is expected to change somewhat, the U.S. Navy will continue to be the leading customer of the shipyard. Newport News is pursuing major U.S. Navy overhaul and repair work and foreign military sales. For additional information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                        FARM AND CONSTRUCTION EQUIPMENT

  Case Corporation and its subsidiaries ("Case") design, manufacture, market and distribute farm equipment and light- and medium-sized construction equipment. Case was incorporated on April 22, 1994, as a wholly-owned subsidiary of Tenneco for the purpose of acquiring Tenneco's farm and construction equipment business (the "Case Business").

  Case is a leading worldwide manufacturer and distributor of farm equipment and light- and medium-sized construction equipment. Case's market position is particularly significant in several product categories, including loader/backhoes and large, high-horsepower farm tractors and self-propelled combines.

  Case also manufactures and distributes replacement parts for various models of its farm and construction equipment. Case supplies over 350,000 parts, many of which are proprietary, to support products it has sold. Case distributes these parts to dealers and distributors through a network of parts depots throughout the world.

  Case products are distributed through a network of approximately 4,100 independent dealers and 113 company-owned retail stores located in all 50 states and in approximately 150 countries throughout the world.

REORGANIZATION AND PUBLIC OFFERINGS

  In June 1994, pursuant to a Reorganization Agreement between Tenneco, Case and Tenneco Equipment Corporation (the "Reorganization Agreement"), Case and its subsidiaries acquired the business and assets of the farm and construction equipment business (other than approximately $1.2 billion of U.S. retail receivables) of Tenneco and its subsidiaries in exchange for the following:
(i) the assumption by Case and/or certain of its subsidiaries of all liabilities of the Case Business existing prior to the acquisition of the Case Business by Case and its subsidiaries (the "Reorganization"), except as described below, (ii) demand notes in the aggregate principal amount of $1.552 billion (the "Demand Notes"), (iii) 70 million shares of Common Stock of Case,
(iv) 1,500,000 shares of Series A Cumulative Convertible Preferred Stock of Case, and (v) $250 million aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2002 (the "Subordinated Notes") (accrued interest on which is payable in additional Subordinated Notes in lieu of cash until the second anniversary of issuance). In accordance with the Reorganization Agreement, upon completion of an appraisal of the Case Business, Case paid to Tenneco $10.6 million, which was the amount by which the fair market value of the business and assets transferred in exchange for the Demand Notes exceeded the principal amount of the Demand Notes. Case and its subsidiaries became responsible and solely liable for all liabilities of the Case Business except for the following liabilities retained by Tenneco and its subsidiaries:
(i) liabilities for pension benefits accrued by Case's then current and former employees in the United States, both salaried and hourly, through the date of the Reorganization, (ii) liabilities for postretirement health and life insurance benefits for employees of the Case Business in the United States who retired on or before July 1, 1994, and their dependents, in each case to the extent that the Case Business was obligated on the date of the Reorganization,
(iii) certain liabilities for U.S. federal, state, local and foreign income and franchise taxes as agreed by Tenneco and Case, (iv) approximately $1.9 billion of debt of Tenneco's finance subsidiaries not sold to Case arising from the wholesale and retail financing programs historically offered by the Case Business, and (v) certain remaining cash advances from affiliated companies to subsidiaries that transferred net assets to Case but which remained as subsidiaries of Tenneco. The Demand Notes were issued by Case and certain of its subsidiaries in an aggregate principal amount equal to the estimated fair market value of the business and assets transferred to them in exchange for the Demand Notes and were paid in full contemporaneously with the closing on June 30, 1994, of the initial public offering of Case's Common Stock by certain subsidiaries of Tenneco (the "Initial Offering") from the proceeds of a term loan and other available cash.

  The Reorganization Agreement required that, after giving effect to the Reorganization, Case and its subsidiaries have a consolidated stockholders' equity (including Case's Series A Cumulative Convertible Preferred Stock and the Cumulative Convertible Second Preferred Stock) of $1.152 billion. To the extent stockholders' equity exceeded such amount, Case was required to pay a dividend on the shares of Common Stock issued to Tenneco and its subsidiaries in the amount of such excess. A dividend in the aggregate amount of $12.9 million was paid by Case on August 12, 1994 in accordance with the Reorganization Agreement.

  On June 30, 1994, Tenneco sold approximately 29% of Case Corporation's common stock in an underwritten initial public offering and shares of Case Corporation Series A Cumulative Convertible Preferred Stock to unaffiliated investors in a negotiated transaction, resulting in gross proceeds to Tenneco of approximately $457,000,000.

  On November 22, 1994, Tenneco sold an additional approximately 24% of the Case Corporation common stock in an underwritten secondary public offering (the "Secondary Offering"). On December 8, 1994, Tenneco Inc. and certain of its subsidiaries sold an additional 3% of the Case Corporation common shares when the underwriters involved in the Secondary Offering exercised their option to purchase additional shares to cover over-allotments. At December 31, 1994, Tenneco owned approximately 44% of the outstanding shares of common stock of Case Corporation. The Secondary Offering resulted in gross proceeds to Tenneco of approximately $368,000,000.

  In addition, as part of the Reorganization, Tenneco Credit Corporation, a wholly-owned subsidiary of Tenneco Inc., retained ownership of approximately $1.2 billion of Case's United States retail receivables and related debt existing at the time of the Reorganization which is not redeemable prior to maturity. Since the Reorganization, United States retail finance activity has been conducted by Case's newly-formed United States finance subsidiary. At December 31, 1994, approximately $879 million of the retail receivables remained outstanding. For additional information, see "Other."

RESTRUCTURING OF CASE OPERATIONS

  On March 21, 1993, the Board of Directors of Tenneco Inc. adopted a comprehensive restructuring program for Case (the "Case Restructuring Program") which resulted in a pre-tax charge of $920 million ($843 million after taxes, or $5.85 per average common share), all of which was reflected in the 1992 loss from continuing operations before interest expense, income taxes and minority interest. Such pre-tax charge was reduced by $20 million and $16 million in 1993 and 1994, respectively. Implementation of the Case Restructuring Program was commenced in 1993, and various restructuring actions in the program were completed in 1993 and 1994 and others are in process. The Case Restructuring Program is expected to be substantially completed by 1997.

  The Case Restructuring Program is highly complex, and effectively implementing it continues to be a major undertaking. The specific restructuring measures were based on management's best business judgment under prevailing circumstances and on assumptions which may be revised over time and as circumstances change. Case continues to believe that the successful completion of the Case Restructuring Program will enhance its operating income and pre-tax cash flow over 1992 levels by approximately $200 million annually by 1997. For additional information about Case's restructuring program, see Note 16 to "Notes to the Financial Statements."

OPERATIONS

  The following were products manufactured by Case in 1994:

            FARM EQUIPMENT                  CONSTRUCTION EQUIPMENT
            two-wheel and four-             excavators
             wheel drive farm               crawler dozers and loaders
             tractors                       wheel loaders
            combines                        loader/backhoes
            cotton pickers                  rough terrain forklifts
            hay and forage                  skid steer loaders
             equipment                      trenchers
            soil conditioning
             equipment
            crop production
             equipment
            implements

  Case also distributes excavators in North America that are manufactured by a third party. Case manufactures and distributes equipment primarily under the names "Case", "Case IH", "Case Poclain" and "Case International."

  Case has a 50% interest in a joint venture with Cummins Engine Company, Inc. ("Cummins"), which manufactures a line of diesel engines. The joint venture provides Case with a source of technically advanced, low cost, efficient and reliable diesel engines which have been incorporated into virtually all of its product lines. Cummins sells its share of engines manufactured by the joint venture to third parties. The Tenneco Inc. General Employee Benefit Trust holds approximately 8.6% of the outstanding common stock of Cummins.

  In addition, Case owns a 50% interest in Hay and Forage Industries, a joint venture with AGCO Corporation, which manufactures hay and forage equipment at a plant in Hesston, Kansas. Each of the co-venturers markets and sells the equipment manufactured by the joint venture under the Case and AGCO/Hesston brand names, respectively, through their respective distribution systems.

  The following table sets forth information with respect to sales during the past three years:

                                                                 PERCENTAGE OF
                                                                     SALES
                                                                 ----------------
                                                                 1994  1993  1992
                                                                 ----  ----  ----
      Sales by Product Type
        Farm equipment..........................................  60%   60%   60%
        Construction equipment..................................  40    40    40
                                                                 ---   ---   ---
                                                                 100%  100%  100%
                                                                 ===   ===   ===
      Sales by Geographic Area
        United States...........................................  57%   54%   52%
        Europe..................................................  27    25    30
        Canada..................................................   9    11    10
        Other areas.............................................   7    10     8
                                                                 ---   ---   ---
                                                                 100%  100%  100%
                                                                 ===   ===   ===

  The farm equipment industry is highly competitive, particularly in North America and Europe. Case competes with several large national and international full-line suppliers, as well as numerous short-line and specialty manufacturers with differing manufacturing and marketing methods. The construction equipment industry has a broad spectrum of competitors which specialize in various product lines and which are globally dispersed.

                                   CHEMICALS

  On December 13, 1994, Tenneco announced its intention to sell its Albright & Wilson Chemicals division in an underwritten initial public offering primarily in the United Kingdom. The offering was completed on March 8, 1995. Tenneco has agreed to indemnify Albright & Wilson for certain costs that might arise from a patent dispute, the decommissioning of a plant and taxes for previous years.

  Albright & Wilson plc, a British-based chemical company, and its subsidiaries ("Albright & Wilson"), are engaged in the chemical business. Albright & Wilson has four manufacturing facilities in the United Kingdom, five manufacturing facilities in the United States and, together with joint ventures, 26 additional manufacturing facilities in 14 other countries (Canada, Colombia, Australia, Italy, France, Spain, Mexico and seven countries in Asia). In the years 1994, 1993 and 1992, approximately 82%, 81% and 84%, respectively, of Albright & Wilson's sales were made outside the United States.

  The principal products of Albright & Wilson are phosphorus chemicals and surfactants and a range of specialty chemicals for water management, flame retardants and intermediates for pharmaceuticals and agricultural chemicals. The following table sets forth sales of Albright & Wilson by product lines for the periods indicated:

                                                                 1994  1993  1992*
                                                                 ----  ----  -----
   Surfactants..................................................  39%   40%    44%
   Phosphorus chemicals.........................................  35    35     35
   Specialty chemicals..........................................  26    25     21
                                                                 ---   ---    ---
       Totals................................................... 100%  100%   100%
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

  In December 1994, Albright & Wilson acquired a 50% interest in Troy Grupo Industrial S.A. de C.V., a Mexican corporation whose principal subsidiary is engaged in the manufacture of purified wet phosphoric acid and other phosphate based chemicals.

                                     OTHER

  Tenneco has several wholly-owned finance subsidiaries which purchase interest-bearing and noninterest-bearing trade receivables from its operating subsidiaries. Through June 1994, Tenneco Credit Corporation and Tenneco Credit Canada Corp. purchased retail receivables generated primarily by retail sales of Case's products. As a part of the Reorganization, Tenneco Credit Corporation retained ownership of approximately $1.2 billion of Case's United States retail receivables and related debt existing at the time of the Reorganization which is not redeemable prior to maturity. Since the Reorganization, United States retail finance activity has been conducted by Case's newly-formed United States finance subsidiary. Case services the retail receivables retained by Tenneco Credit Corporation, for which it receives a monthly servicing fee based on the amount of receivables outstanding at the beginning of each month. At December 31, 1994, approximately $879 million of the retail receivables owned by Tenneco Credit Corporation remained outstanding. It is estimated that the receivables retained by Tenneco Credit Corporation will be substantially liquidated by 1999.

  Tenneco Credit Corporation in 1994 also purchased receivables from other Tenneco operating subsidiaries. Funding for Tenneco Credit Corporation is provided through the private and public debt markets. Funding for Tenneco Credit Canada Corp. was provided through private debt markets.

  Prior to the Reorganization, Case Finance Company, Tenneco International Finance Limited and Case Canada Wholesale Finance Corporation purchased wholesale receivables primarily generated by the sale or lease of Case farm and construction equipment to its domestic and foreign dealers. The companies were funded primarily through private debt markets. Case Finance Company, Tenneco International Finance Limited and Case Canada Wholesale Finance Corporation continue to be indirect wholly-owned subsidiaries of Tenneco Inc.

                               BUSINESS STRATEGY

  Since September 1991 the Company has focused on various initiatives and taken steps designed to strengthen its financial results and improve its financial flexibility and thereby generate greater returns to its stockholders. Asset evaluation and redeployment have been and will continue to be important parts of this strategy. The Company continues to study opportunities for the strategic repositioning and restructuring of its operations (including through acquisitions, dispositions, divestitures, spin-offs and joint venture participation, wholly and partially, of various businesses).

                             ENVIRONMENTAL MATTERS

  Tenneco Inc. estimates that its subsidiaries will make capital expenditures for environmental matters of approximately $90 million in 1995 and that capital expenditures for environmental matters will range from approximately $290 million to $484 million in the aggregate for the years 1996 through 2006.

  For information regarding environmental matters see Item 3, "Legal Proceedings--Environmental Proceedings" and "--Potential Superfund Liability",
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental Matters" and Note 17, "Commitments and Contingencies" in the "Notes to Financial Statements." See also Note 1, "Summary of Accounting Policies--Environmental Liabilities" in the "Notes to Financial Statements."

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

  Tennessee has executed a consent order with the United States Environmental Protection Agency ("EPA") governing the remediation of its compressor stations in Regions IV, V and VI. With respect to the stations in Regions II and III, the EPA has advised Tennessee that it is deferring to the Pennsylvania and New York environmental agencies to specify the remediation requirements applicable to Tennessee. Tennessee anticipates that it will soon reach an agreement with the Pennsylvania Department of Environmental Resources ("PaDER") and will enter into a consent order on remediation at the Pennsylvania stations (under which Tennessee also agrees to pay a civil penalty and to make a contribution for environmental projects); meanwhile, Tennessee will continue its negotiations with the New York Department of Environmental Conservation on remediation at the New York stations. Tenneco believes that the ultimate resolution of this matter will not have a material adverse effect on the financial position or results of operations of Tenneco Inc. and its consolidated subsidiaries. See Notes 6 and 17 in the "Notes to Financial Statements" for additional information.

  In Commonwealth of Kentucky, Natural Resources and Environmental Protection Cabinet v. Tennessee Gas Pipeline Co. (Franklin County Circuit Court, Docket No. 88-C1-1531, November 16, 1988), the Kentucky environmental agency alleges that Tennessee discharged pollutants into the waters of the state without a permit and seeks an injunction against future discharges and a civil penalty. Counsel for Tenneco are unable to express an opinion as to its ultimate outcome. Tenneco believes that the resolution of this issue will not have a material adverse effect on its consolidated financial position or results of operations.

  A subsidiary of Tennessee owns a 13.2% general partnership interest in Iroquois Gas Transmission System, L.P. ("Iroquois"), which owns an interstate natural gas pipeline from the Canadian border through the states of New York and Connecticut to Long Island. The operator of the pipeline is Iroquois Pipeline Operating Company ("the Operator"), a subsidiary of TransCanada Pipelines, Ltd., an affiliate of TransCanada Iroquois, Ltd., which is also a partner in Iroquois.

  In early 1992, Iroquois was informed by U.S. Attorneys' Offices for the Northern, Southern, and Eastern Districts of New York that a civil investigation had been initiated to determine whether civil environmental violations occurred during construction of the pipeline. In February 1992, 26 alleged violations were identified to Iroquois in writing. In response, Iroquois denied that such violations had occurred and asserted that all concerns raised by governmental authorities during construction had been fully addressed. Iroquois subsequently was informed that the alleged violations included certain matters referred to in field reports prepared by a Federal/State Inter-Agency Task Force which surveyed the right-of-way in connection with the right-of-way restoration program. Iroquois responded to the appropriate U.S. Attorneys' Offices that none of the matters referenced in field reports issued to date represent violations of any law or governmental authorization. As of March 28, 1995, no proceedings in connection with this civil investigation have been commenced against Iroquois by the federal government.

  On December 3, 1993, Iroquois received notification from the Enforcement Staff of the Federal Energy Regulatory Commission's Office of the General Counsel ("Enforcement") that Enforcement has commenced a preliminary, non-public investigation concerning the construction of certain of Iroquois' pipeline facilities. That office has requested certain information regarding such construction. In addition, on December 27, 1993, Iroquois received a similar request for information from the Army Corps of Engineers requesting certain information regarding permit compliance in connection with certain aspects of the pipeline's construction. By a notice issued on February 6, 1995, the Public Service Commission of the State of New York (the "NYPSC") also has requested Iroquois to respond to certain allegations set out in a petition filed by GASP Coalition and Anne Marie Mueser in January 1995 with the NYPSC requesting an investigation by the NYPSC of aspects of the construction of the pipeline. Iroquois has been evaluating and responding to these agencies' requests for information. No proceedings have been commenced against Iroquois in connection with these agency inquiries.

  A criminal investigation relating to the construction of the pipeline facilities has been initiated by the U.S. Attorney's Office for the Northern District of New York in conjunction with the EPA and the Federal Bureau of Investigation ("FBI"). According to a press release issued by the FBI in June 1992, areas under investigation include possible environmental violations, wire fraud, mail fraud and providing false information or concealment of information from federal agencies in conjunction with construction of the pipeline. While no criminal charges have been filed to date, counsel for Iroquois and counsel for the Operator have met with the Assistant U.S. Attorney in charge of the investigation and plan to meet with him again in the near future in order to discuss the issues under investigation and to explore the possibility of a negotiated resolution of the issues raised in the criminal, civil and administrative inquiries (a "global resolution"). In the absence of a negotiated resolution, Iroquois deems it probable that the U.S. Attorney will seek indictments and, in them, substantial fines and other sanctions.

  As a general partner, Tennessee's subsidiary may be jointly and severally liable with the other partners for the liabilities of Iroquois. Tennessee has a contract to provide gas dispatching as well as post-construction field operation and maintenance services for the Operator of Iroquois, but Tennessee is not the Operator and is not an affiliate of the Operator. Moreover, the foregoing proceedings and investigations have not affected pipeline operations. Based upon information available to Tennessee at March 28, 1995, Tennessee believes that neither Tennessee nor any of its subsidiaries is a target of the criminal investigation described above.

Further, while a global resolution of these inquiries could have a material adverse effect on the financial condition of Iroquois, Tenneco believes that the ultimate resolution of these matters will not have a material adverse effect on the financial condition or results of operations of Tenneco Inc. and its consolidated subsidiaries.

  On August 2, 1993, the Department of Justice filed suit against Packaging Corporation of America ("PCA") in the Federal District Court for the Northern District of Indiana, alleging that wastewater from PCA's molded fiber products plant in Griffith, Indiana interfered with or damaged the Town of Griffith's municipal sewage pumping station on two occasions in 1991 and 1993, resulting in discharges by the Town of Griffith of untreated wastewater into a river. PCA and the Department of Justice have agreed in principle to settle the suit. Specifics of the consent decree are still being negotiated by PCA and the Department of Justice.

 (2) Potential Superfund Liability.

  At December 31, 1994, Tenneco has been designated as a potentially responsible party in 66 "Superfund" sites. With respect to its pro rata share of the remediation costs of certain sites, Tenneco is fully indemnified by third parties. With respect to certain other sites, Tenneco has sought to resolve its liability through payments to the other potentially responsible parties. For the remaining sites, Tenneco has estimated its share of the remediation costs to be between $13 million and $72 million or 0.4% to 2.2% of the total remediation costs for those sites and has provided reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, Tenneco's estimate of its share of remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that Tenneco could be required to pay in excess of its pro rata share of remediation costs. Tenneco's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in Tenneco's determination of its estimated liability. Tenneco does not believe that the costs associated with its current status as a potentially responsible party in the Superfund sites described above will be material to its consolidated financial position or results of operations.

  For additional information concerning environmental matters, see the caption "Environmental Matters" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the caption "Environmental Matters" under Note 17, in the "Notes to Financial Statements".

 (3) Other Proceedings.

  On October 14, 1993, Tennessee was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that Tennessee had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. On two subsequent occasions, TransTexas gave Tennessee notice that it was adding new production and/or acreage "to the contract". An amendment to the pleadings seeks $1.5 billion from Tennessee for alleged damages caused by Tennessee's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. Tennessee believes it has meritorious defenses to the claims of ICA and TransTexas, which defenses it will vigorously assert. For additional information, see Note 6 in the "Notes to Financial Statements".

  Tenneco Inc. and its subsidiaries are parties to numerous other legal proceedings arising from their operations. Tenneco Inc. believes that the outcome of these other proceedings, individually and in the aggregate, will have no material effect on Tenneco's consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders of Tenneco Inc. during the fourth quarter of the fiscal year ended December 31, 1994.

ITEM 4.1 EXECUTIVE OFFICERS OF THE REGISTRANT.

  Set forth below is a list of the executive officers of Tenneco Inc. at March 15, 1995. Each of such officers has served in the capacities indicated below with Tenneco Inc. (or prior to a corporate reorganization in 1987 with the then publicly held affiliate of Tenneco Inc. which bore the same name) since the dates indicated below:

NAME (AND AGE AT DECEMBER 31, 1994)              OFFICES HELD*             EFFECTIVE DATE OF TERM
-----------------------------------              -------------             ----------------------
Dana G. Mead (58)..............      Chairman                              May 1994
                                     Chief Executive Officer               February 1994
                                     Director                              April 1992
                                     Chairman of the Executive Committee   February 1994
                                     President                             May 1992
                                     Member of the Executive Committee     May 1992
Theodore R. Tetzlaff (50)......      General Counsel                       July 1992
Robert T. Blakely (53).........      Senior Vice President and Chief       July 1981
                                      Financial Officer
John J. Castellani (43)........      Senior Vice President--Government     March 1995
                                      Relations
Stacy S. Dick (38).............      Senior Vice President--Strategy       August 1992
Arthur H. House (52)...........      Senior Vice President--Corporate      March 1995
                                      Affairs
Peter Menikoff (53)............      Senior Vice President                 June 1994
Barry R. Schuman (53)..........      Senior Vice President--Human          March 1993
                                      Resources
Kenneth D. Allen (55)..........      Vice President                        March 1987
Matthew W. Appel (39)..........      Vice President--Shared Services       January 1995
Ilene S. Gordon (41)...........      Vice President--Operations            May 1994
Jack Lascar (40)...............      Vice President--Investor Relations    July 1994
Mark A. McCollum (35)..........      Vice President--Financial Analysis    January 1995
                                      and Planning
M. W. Meyer (55)...............      Vice President and Deputy General     August 1979
                                      Counsel
E. J. Milan (60)...............      Vice President and Controller         October 1989
Karen R. Osar (45).............      Vice President and Treasurer          January 1994
Robert G. Simpson (42).........      Vice President--Tax                   May 1990
Stephen J. Smith (49)..........      Vice President--Human Resources       July 1994
Karl A. Stewart (51)...........      Vice President                        May 1991
                                     Secretary                             May 1986
S. D. Chesebro' (53)...........      Chief Executive Officer--Tenneco Gas  February 1994
                                     Inc.
                                     President--Tenneco Gas Inc.           June 1990
W. R. Phillips, Jr. (63).......      Chairman and Chief Executive          September 1994
                                      Officer--Newport News Shipbuilding
                                      and Dry Dock Company
R. A. Snell (53)...............      President and Chief Executive         September 1993
                                      Officer--Tenneco Automotive, a
                                      Division of Tennessee Gas Pipeline
                                      Company
Paul T. Stecko (50)............      President and Chief Executive         December 1993
                                      Officer--Packaging Corporation of
                                      America

--------
* Unless otherwise indicated, all offices held are with Tenneco Inc.

  Each of the executive officers of Tenneco Inc. has been continuously engaged in the business of Tenneco Inc., its subsidiaries, affiliates or predecessor companies during the past five years except that: (i) from 1986 to 1992, Dana
G. Mead was employed by International Paper Co., last serving in the capacity of Executive Vice President; (ii) Theodore R. Tetzlaff has been a partner in the law firm of Jenner & Block, Chicago, for more than five years; (iii) from 1985 to 1992, Stacy S. Dick was employed by The First Boston Corporation, last serving in the capacity of Managing Director; (iv) from 1980 to 1992, John J. Castellani was employed by TRW Inc., last serving in the capacity of Vice President of Government Relations and from August 1992 to March 1995 he served as Vice President--Government Relations of Tenneco Inc.; (v) from 1988 until his employment by Tenneco in 1992, Barry R. Schuman was employed by Union Pacific Railroad Company, last serving in the capacity of Vice President of Human Resources; (vi) from 1990 until 1992, Arthur H. House served as Vice President, Corporate Communications of Aetna Life & Casualty Company; from 1988 to 1990 as Senior Vice President, Corporate Affairs of Shawmut National Corporation; from June 1992 until March 1995, he served as Vice President-- Corporate Affairs of Tenneco Inc.; (vii) from 1975 to 1994, Karen R. Osar was employed by J. P. Morgan & Co., Inc., last serving in the capacity of Managing Director--Corporate Finance Group; (viii) from 1983 to 1990, Robert G. Simpson was employed by Kraft Inc. and Philip Morris Management Co., last serving in the capacity of Director of Kraft General Foods Federal Taxes; (ix) from 1980 to 1994, Mark A. McCollum was employed by Arthur Andersen LLP, last serving as an Audit Partner; and (x) from 1977 to 1993, Paul T. Stecko was employed by International Paper Co., last serving as Vice President and General Manager of Publications Papers, Bristols and Converting Papers.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  The outstanding shares of Common Stock, par value $5 per share, of Tenneco Inc. (the "Common Stock") are listed on the New York, Chicago, Pacific, Toronto, London, Paris, Frankfurt, Dusseldorf, Basel, Geneva and Zurich Stock Exchanges.

  The following table sets forth the high and low sale prices of Common Stock during the periods indicated on the New York Stock Exchange Composite Transactions Tape and dividends paid per share of Common Stock during such periods:

                                                         SALE
                                                        PRICES
                                                       ------------    DIVIDENDS
                                                       HIGH    LOW       PAID
                                                       ----    ----    ---------
     1993
      1st quarter..................................... $48 3/4 $39 1/8   $.40
      2nd quarter.....................................  51 1/2  44 1/4    .40
      3rd quarter.....................................  54 3/8  48        .40
      4th quarter.....................................  55      47 5/8    .40
     1994
      1st quarter..................................... $58 3/4 $51 1/2   $.40
      2nd quarter.....................................  54 7/8  45 1/8    .40
      3rd quarter.....................................  49 1/2  43 1/4    .40
      4th quarter.....................................  45 3/4  37        .40

  The number of holders of Common Stock of record as of March 1, 1995, was approximately 112,000.

  The declaration of dividends on the Company's capital stock is at the discretion of the Company's Board of Directors. The Board has not adopted a dividend policy as such; subject to legal and contractual restrictions, its decisions regarding dividends are based on all considerations which in its business judgement are relevant at the time, including past and projected earnings, cash flows, economic, business and securities market conditions and anticipated developments concerning Tenneco's business and operations. For additional information concerning the payment of dividends by Tenneco Inc., see "Years 1994 and 1993 --Ability to Pay Dividends" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Tenneco's cash flow and the consequent ability of Tenneco Inc. to pay any dividends on the Common Stock is substantially dependent upon Tenneco's earnings and cash flow available after its debt service and the availability of such earnings to Tenneco Inc. by way of dividends, distributions, loans and other advances. The instruments setting forth the rights of the holders of the Preferred Stock and Junior Preferred Stock contain provisions restricting Tenneco Inc.'s right to pay dividends and make other distributions on the Common Stock. Certain of Tenneco Inc.'s subsidiaries have provisions under financing arrangements and an investment agreement which limit the amount of dividends that may be paid by them to Tenneco Inc. At December 31, 1994, such amount was calculated to be $2.9 billion. Tenneco Inc. is a party to credit agreements containing provisions that limit the amount of dividends paid on its common stock. At December 31, 1994, under the most restrictive provisions contained in these credit agreements, Tenneco Inc. would be permitted to pay dividends of as much as $900 million.

  Under applicable corporate law, dividends may be paid by Tenneco Inc. out of "surplus" (as defined under the law) or, if there is not a surplus, out of net profits for the year in which the dividends are declared or the preceding fiscal year. At December 31, 1994, Tenneco Inc. had surplus of at least $1.9 billion for the payment of dividends, and Tenneco Inc. will also be able to pay dividends out of any net profits for the current and prior fiscal year.

ITEM 6. SELECTED FINANCIAL DATA.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                        (MILLIONS EXCEPT SHARE AMOUNTS)
                          ---------------------------------------------------------------------------
                             1994            1993            1992            1991            1990
                          -----------     -----------     -----------     -----------     -----------
STATEMENTS OF INCOME
 (LOSS) DATA:
 Net sales and operating
  revenues from
  continuing
  operations--
  Natural gas pipelines.  $     2,378     $     2,862     $     2,183     $     2,183     $     2,460
  Farm and construction
   equipment(a).........        3,881           3,748           3,829           4,449           5,396
  Automotive parts......        1,989           1,785           1,763           1,668           1,707
  Shipbuilding..........        1,753           1,861           2,265           2,216           2,113
  Packaging.............        2,184           2,042           2,078           1,934           1,476
  Other.................            3               6              39              34              51
  Intergroup sales......          (14)            (17)            (14)            (14)            (14)
                          -----------     -----------     -----------     -----------     -----------
   Total................  $    12,174     $    12,287     $    12,143     $    12,470     $    13,189
                          ===========     ===========     ===========     ===========     ===========
 Income (loss) from con-
  tinuing
  operations before in-
  terest expense,
  income taxes and mi-
  nority interest--
  Natural gas pipelines.  $       415     $       411     $       360     $       561 (d) $       340
  Farm and construction
   equipment(a).........          326 (e)          82 (e)      (1,180)(e)      (1,079)(e)         186
  Automotive parts......          223             222             237             188             222
  Shipbuilding..........          200             225             249             225             225
  Packaging.............          209             139             221             139 (d)         190
  Other.................            6              18             (32)            (98)(e)          59
                          -----------     -----------     -----------     -----------     -----------
   Total................        1,379 (b)       1,097 (c)        (145)            (64)          1,222
 Interest expense (net
  of interest
  capitalized)..........          407             427             496             528             456
 Income tax expense.....          301             257              73              25             279
 Minority interest......           30              --              --              --              --
                          -----------     -----------     -----------     -----------     -----------
 Income (loss) from
  continuing
  operations............          641 (f)         413 (f)        (714)(f)        (617)(f)         487
 Income (loss) from dis-
  continued
  operations, net of in-
  come tax..............         (189)             38             102            (115)             74
 Extraordinary loss, net
  of income tax.........           (5)            (25)            (12)             --              --
 Cumulative effect of
  changes in
  accounting principles,
  net of
  income tax............          (39)(g)          --            (699)(g)          --              --
                          -----------     -----------     -----------     -----------     -----------
 Net income (loss)......          408             426          (1,323)           (732)            561
 Preferred stock divi-
  dends.................           12              14              16              16              18
                          -----------     -----------     -----------     -----------     -----------
 Net income (loss) to
  common stock..........  $       396     $       412     $    (1,339)    $      (748)    $       543
                          ===========     ===========     ===========     ===========     ===========
 Average number of
  shares of common stock
  outstanding...........  180,084,909     168,772,852     144,110,151     122,777,910     124,423,036
 Earnings (loss) per
  average share of
  common stock--
  Continuing operations.  $      3.49 (f) $      2.36 (f) $     (5.07)(f) $     (5.15)(f) $      3.77
  Discontinued opera-
   tions................        (1.04)            .23             .72            (.94)            .60
  Extraordinary loss....         (.03)           (.15)           (.08)             --              --
  Cumulative effect of
   changes in
   accounting princi-
   ples.................         (.22)(g)          --           (4.86)(g)          --              --
                          -----------     -----------     -----------     -----------     -----------
  Net earnings (loss)...  $      2.20 (h) $      2.44 (h) $     (9.29)(h) $     (6.09)    $      4.37
                          ===========     ===========     ===========     ===========     ===========
 Cash dividends paid per
  common share..........  $      1.60     $      1.60     $      1.60     $      2.80     $      3.12

                                                  (Table continued on next page)

(Continued from previous page)

                                                 (MILLIONS)
                         -----------------------------------------------------------
                            1994        1993        1992        1991        1990
                         ----------- ----------- ----------- ----------- -----------
BALANCE SHEET DATA:
 Total assets........... $    12,542 $    15,373 $    16,584 $    18,696 $    19,034
 Short-term debt........         545       1,274       1,696       2,452       3,816
 Long-term debt.........       3,570       4,799       6,400       6,837       5,976
 Minority interest......         320         153         165         182          --
 Preferred stock with
  mandatory
  redemption provisions.         147         163         191         194         201
 Stockholders' equity...       2,900       2,601       1,330       2,774       3,367
STATEMENT OF CASH FLOWS
 DATA:
 Net cash provided by
  operating activities.. $       450 $     1,615 $       929 $       950 $       360
 Capital expenditures
  for continuing
  operations............         736         525         507         668         699

-------
Notes: (a) In December 1994, Tenneco's accounting for its Farm and construction equipment segment changed due to a reduction in its ownership percentage. For the month of December 1994, the Farm and construction equipment segment was reflected in Tenneco's financial statements using the equity method of accounting. Accordingly, the segment's revenues are included in Tenneco's reported revenues for eleven months only. For additional information, see Notes 1 and 3 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries.
(b) Includes the disposition of approximately 56% of Case common stock; a 20% interest in Tenneco Energy Resources Corporation; facility, machinery and equipment at PCA; and facilities and equipment at Case for a gain of $50 million.
(c) Includes the disposition of a number of assets and investments including Newport News' Sperry Marine business; several PCA operations; two wholly-owned pipeline companies, Viking Gas Transmission Company and Dean Pipeline Company; and facilities and land of two foreign Farm and construction equipment operations for a gain of $112 million.
(d) For Natural gas pipelines, includes a gain of $265 million related to the sale of its natural gas liquids business including its interest in an MTBE plant then under construction. Also, Packaging recorded a gain of $42 million related to the sale of three short-line railroads.
(e) Includes restructuring charge of $920 million related to Farm and construction equipment in 1992 reduced by $20 million in 1993 and $16 million in 1994. Losses in 1992 for the Farm and construction equipment segment before the restructuring charge were $260 million. Of the total $473 million restructuring charge recorded in 1991, $461 million related to Farm and construction equipment and $12 million related to Other. Losses in 1991 for the Farm and construction equipment segment before the restructuring charge were $618 million.
(f) Includes after-tax restructuring charge reversal of $10 million, or $.05 per average common share, and $12 million, or $.07 per average common share, for 1994 and 1993, respectively, and an after-tax restructuring charge of $843 million, or $5.85 per average common share, and $413 million, or $3.36 per average common share, for 1992 and 1991, respectively.
(g) Effective January 1, 1994, Tenneco adopted Statement of Financial Accounting Standards ("FAS") No. 112, Employers' Accounting for Postemployment Benefits. This new accounting rule requires employers to account for postemployment benefits for former or inactive employees after employment but before retirement on the accrual basis rather than the "pay-as-you-go" basis. Tenneco recorded an after-tax charge of $39 million ($.22 per average common share) which was reported as a cumulative effect of change in accounting principle.
       Tenneco elected early adoption of FAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, for its domestic operations and FAS No. 109, Accounting for Income Taxes. Both standards were adopted effective January 1, 1992, using the cumulative catch-up method.
       Under FAS No. 106, Tenneco is required to accrue the estimated costs of retiree benefits other than pensions (primarily health care benefits and life insurance) during the employees' active service period. Prior to 1992, Tenneco expensed the cost of these benefits as medical and insurance claims were paid. Tenneco will adopt the new standard for its non-U.S. plans in the first quarter of 1995 but does not expect that the adoption will have a material effect on Tenneco's consolidated financial position or results of operations.
       The adoption of FAS No. 109 changed Tenneco's method of accounting for income taxes from the deferred method to the liability method. The liability method requires the recognition of deferred tax assets and

(Continued from previous page)

       liabilities for the future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities.
       The 1992 Statements of Income (Loss) include an after-tax charge of $699 million or $4.86 per average common share for the cumulative effect of the accounting changes consisting of $414 million or $2.88 per share for FAS No. 106 and $285 million or $1.98 per share for FAS No. 109.
(h) Earnings per share of common stock are based on the average number of shares of common stock and Series A preferred stock (each share of Series A preferred stock represents approximately two shares of common stock) outstanding during each period. Because Series A preferred stock outstanding is included in average common shares outstanding for purposes of computing earnings per share, the preferred dividends paid are not deducted from net income (loss) to determine net income (loss) to common stock. The inclusion of Series A preferred stock in the computation of earnings per share was antidilutive for the years and certain quarters in 1994, 1993 and 1992. In December 1994, all Series A preferred stock was converted into common stock. In 1992, 12,000,000 shares of common stock were issued to the Stock Employee Compensation Trust ("SECT"). Shares of common stock issued to a related trust are not considered to be outstanding in the computation of average shares of common stock until the shares are utilized to fund the obligations for which the trust was established. At December 31, 1994, the SECT had utilized 4,944,146 of these shares. Other convertible securities and common stock equivalents outstanding during each of the five years ended December 31, 1994, 1993, 1992, 1991 and 1990 were not materially dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following review of the results of operations and financial condition of Tenneco Inc. and consolidated subsidiaries should be read in conjunction with the Consolidated Financial Statements and related notes.

YEARS 1994 AND 1993

1994 STRATEGIC ACTIONS

  During 1994, Tenneco completed or initiated several strategic objectives designed to demonstrate its commitment to growing earnings per share and building shareowner value. These actions included the following:

. In June, Tenneco completed an initial public offering ("IPO") of approximately 29 percent of the common stock of Case Corporation ("Case"), its farm and construction equipment segment. A secondary public offering in November further reduced Tenneco's interest in Case to approximately 44 percent. Combined proceeds from the two transactions were $694 million, net of commissions and expenses. The combined gain on the transactions was $36 million, including a $7 million income tax benefit. From July through November 1994, Tenneco's income was reduced to reflect the 29 percent minority interest in Case resulting from the IPO in June 1994. Subsequent to November, Case was reflected in Tenneco's financial statements using the equity method of accounting.

. In December, Tenneco announced its intent to offer 100 percent of Albright &
  Wilson, its chemical segment, in an IPO offered primarily in the United Kingdom. This resulted in an after-tax loss on the sale of $170 million, or 94 cents per average common share, and net proceeds of $707 million. The offering was completed in early March 1995.

. Also in December, Tenneco began to repurchase up to $500 million of its outstanding common shares. At December 31, 1994, 1,160,000 shares had been acquired at a cost of $49 million. The repurchase program is expected to continue into the second quarter of 1995.

. New projects or acquisitions have been announced representing capital commitments of approximately $600 million over the next three years as a part of the strategy to redeploy assets from slower-growth cyclical businesses into higher-growth areas. These commitments include new international projects in Australia, India, China and Germany, as well as domestic opportunities in packaging and natural gas.

RESULTS OF OPERATIONS

REVENUES

  Revenues for 1994 were $12.17 billion, down slightly from $12.29 billion in 1993. Natural gas pipelines revenues were down $484 million or 17 percent as customers shifted from sales to transportation service in the regulated business and gas prices fell in the nonregulated gas marketing business. Revenues for farm and construction equipment were $3.88 billion, compared with $3.75 billion in 1993. Tenneco excluded Case's revenues for December because of the change to the equity accounting method for Case. Case revenues were up in 1994 over 1993 due to higher sales volumes both in the European construction equipment business and the North American agricultural equipment market. Automotive parts revenues were $1,989 million, a $204 million, or 11 percent increase, compared with 1993 primarily due to improved sales in both the aftermarket and original equipment market. Revenues for shipbuilding decreased to $1.75 billion, or six percent, due to a drop in carrier and submarine construction work and the fourth quarter 1993 divestiture of Sperry Marine. Packaging revenues increased $142 million, or seven percent, to $2.18 billion in 1994, as prices in the containerboard business recovered from the seven-year low reached in the third quarter of 1993.

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST (OPERATING INCOME)

  Operating income was $1,379 million for 1994. This was an improvement of $282 million over 1993's operating income of $1,097 million. Excluding gains from asset sales and other special items including plant consolidations, 1994 operating income increased $364 million, or 37 percent, compared with 1993 primarily due to improved pricing in packaging's containerboard business and higher volumes in the farm and construction equipment segment.

NATURAL GAS PIPELINES

REVENUES

  Revenues for natural gas pipelines decreased $484 million to $2,378 million in 1994. This primarily is a result of the implementation of Federal Energy Regulatory Commission ("FERC") Order 636 during the fall of 1993, which essentially ended natural gas sales by regulated pipelines. Additionally, the decline in natural gas prices in 1994 lowered revenues in the nonregulated segment. Revenues from the regulated businesses decreased $384 million to $918 million in 1994, while revenues from nonregulated businesses decreased $100 million to $1,460 million in 1994.

OPERATING INCOME

  Natural gas pipelines operating income for 1994 was $415 million, compared with $411 million in 1993. Special items, including gains on asset sales along with regulatory and litigation settlements, amounted to $34 million in 1994 and $28 million in 1993. Special items in 1994 included a $23 million gain on the sale of a 20 percent interest in Tenneco Energy Resources Corporation to Ruhrgas AG. When non-recurring items in both years are excluded, operating income in 1994 declined slightly, compared with 1993. Significant growth in the nonregulated businesses, including an increase in Tenneco Ventures' operating income, was offset by declines in the regulated business caused by implementing Order 636.

OUTLOOK

  Tenneco Gas' strategy for future growth is to utilize its regulated pipelines to provide a substantial base of income as well as monetize non-strategic assets and redeploy those resources into more profitable, nonregulated businesses. During 1994, Tenneco Gas achieved record transportation volumes in both its regulated and nonregulated pipelines, and plans to continue maintaining its market strength in the future. Tenneco Gas' regulated pipelines moved to expand its markets by proposing to build the 350-mile Mid-Atlantic Pipeline. In addition, Tenneco Gas has committed approximately one-half of its capital budget for

1995 to investments in the nonregulated businesses, compared with three percent in 1992. Also, during 1994, Tenneco Gas was chosen to participate in constructing a pipeline from Bolivia to Brazil and to conduct final feasibility studies for an offshore pipeline in Taiwan. Tenneco Gas also was selected by the government of Queensland, Australia, to develop, own and operate a 470-mile, $170 million pipeline, which is expected to be on-line in 1996. In addition, Tenneco Gas is engaged in a feasibility study for the construction, ownership, and operation of a 750-mile pipeline from Argentina to Chile.

  In October 1994, Tenneco Gas announced the acquisition of ARK Energy, Inc., a privately-owned power generation company, for approximately $60 million in Tenneco Inc. common stock and other consideration. Tenneco Gas is scheduled to complete the acquisition by midyear 1995.

  On December 30, 1994, Tennessee Gas Pipeline Company ("Tennessee") filed a general rate increase in Docket No. RP95-112 which reflected an increase in Tennessee's revenue requirement of $118 million, including recovery of certain environmental costs. On January 25, 1995, the FERC accepted the filing, suspended its effectiveness for the maximum period of five months pursuant to normal regulatory process, and set the matter for hearing. This order also required the convening of a technical conference to address various concerns raised by the FERC and Tennessee's customers over, among other issues, Tennessee's ability to provide its shippers with timely and accurate operating and billing information and the associated systems costs. The ultimate resolution of these issues may result in adjustments to customer billings. Subject to the outcome of these issues and certain modifications identified in the FERC order, the increased rates will become effective on July 1, 1995, subject to refund. (Reference is made to Note 17, "Commitments and Contingencies--Environmental Matters," in the "Notes to Financial Statements" for additional information.)

AUTOMOTIVE PARTS

REVENUES

  Revenues for automotive parts increased to $1,989 million in 1994 from $1,785 million in 1993 because of increased sales in both the aftermarket and original equipment market. Major promotion efforts in support of Monroe's new Sensa-Trac product were a big factor in the 11 percent revenue increase in the worldwide replacement market for ride control products.

  Increased new car and truck production in North America contributed to a 14 percent increase in worldwide original equipment sales. Total European revenues improved 19 percent as the economy rebounded from the recession. Worldwide aftermarket revenues were up 10 percent to $1,253 million in 1994 while original equipment revenues increased 14 percent to $736 million.

OPERATING INCOME

  Automotive parts operating income for 1994 was $223 million, compared with $222 million in 1993. The 1994 operating income included a $17 million charge for plant consolidations in Europe associated with acquiring Heinrich Gillet GmbH & Company ("Gillet") in Germany and a $5 million charge taken in the second quarter for closing a plant in Ohio. Excluding special items, operating income increased $23 million, or 10 percent, compared with 1993. This increase is a result of higher volumes in North America and Europe and was partially offset by higher costs for new product development and new facility start-up.

  In November 1994, Tenneco acquired Gillet for $44 million in cash and $69 million in assumed debt. Gillet is the leading manufacturer of original equipment exhaust systems and components for European auto makers.

  As part of the European consolidation plan, Tenneco consolidated the headquarters and engineering center in Europe with the Gillet facilities in the first quarter of 1995. The manufacturing facilities consolidation will occur later in 1995.

OUTLOOK

  The Gillet acquisition added to Tenneco Automotive's global manufacturing and engineering network. It also brought many new original equipment customers and orders to Walker, making it the market share leader in the European original equipment exhaust market.

  Tenneco Automotive's future growth will also come from new product introductions. Sensa-Trac shocks and struts were introduced in North America, France, and Australia in 1994 with immediate positive customer response. In 1995 Sensa-Trac products will be introduced in South America and the rest of Europe.

PACKAGING

REVENUES

  Revenues for the packaging segment increased to $2,184 million in 1994 from $2,042 million in 1993. Containerboard prices improved significantly, and Packaging achieved record productivity levels despite tightening supply conditions. Revenues from the containerboard business were up 11 percent to $1,529 million in 1994 while revenues from the specialty business were essentially flat.

OPERATING INCOME

  Packaging's operating income for 1994 was $209 million, compared with $139 million in 1993. The 1993 operating income included $29 million from gains related to asset realignment. Excluding these gains, operating income increased $99 million, or 90 percent, compared with 1993 primarily because of improved containerboard pricing.

  The containerboard business earned $139 million, up $104 million compared with 1993, excluding the 1993 asset realignment gains. Prices rose from depressed levels in 1993 and contributed $125 million, excluding the recycling business, of increased operating income. This was partially offset by higher raw material costs of $32 million, but improved productivity helped counter rising raw material costs. Containerboard productivity rose 1.6 percent, with mill operating rates exceeding rated capacity for the full year. The specialty business operating income for 1994 declined $5 million to $70 million, excluding the asset realignment gains in 1993. Both the aluminum and plastic packaging businesses reported improved operating income. Plastic packaging volumes grew seven percent in 1994 and demand continues to be strong. Operating income for plastics rose 40 percent in 1994, reflecting increased volumes and higher pricing. The increase in operating income provided by the aluminum and plastic businesses was more than offset by weak performance in the molded fiber business, where higher raw material costs had a negative effect on operating income. Prices for recycled newspaper, a major raw material for molded fiber, rose to over $100 per ton, compared with $26 per ton in 1993.

OUTLOOK

  Containerboard production increased six percent throughout the industry in 1994 and, with industry inventory levels at less than four weeks' supply in December, Packaging expects demand to remain strong in 1995. Despite strong demand overseas, export shipments during the fourth quarter of 1994 dropped sharply, as producers worked to meet domestic demand. Packaging expects both domestic and export demand to remain strong in 1995, and combined with limited capacity additions, this should keep industry production at or near capacity.

  In October 1994, Tenneco announced a $73 million upgrade at the Counce, Tennessee, mill. This upgrade should be completed by the end of the second quarter of 1996 and increase production capacity by 120,000 tons annually. The upgrade will allow production of lighter weight linerboard with higher recycled content and a smoother surface suitable for higher quality printing.

  The specialty business also offers opportunities for growth and higher margins. The aluminum foil container market is growing at four percent per year, and the plastic food service business has expanded at five to eight percent per year over the past five years, a pace Packaging expects to continue. To take advantage of these growth markets, Packaging is aggressively managing its costs, developing new products and adding capacity as required. Packaging also consistently reviews acquisition candidates, both domestic and foreign, for additional sources of growth.

SHIPBUILDING

REVENUES

  Revenues for shipbuilding of $1,753 million in 1994 were six percent below revenues of $1,861 million in 1993. This decrease was due to the 1993 divestiture of Sperry Marine and lower volumes on carrier and submarine work.

OPERATING INCOME

  Shipbuilding's operating income for 1994 was $200 million compared with $225 million in 1993. Special items in 1993 included a $15 million gain on the sale of Sperry Marine and a $12 million benefit from recovering a portion of the postretirement benefit costs reserve that was established when Statement of Financial Accounting Standards ("FAS") No. 106 was adopted in 1992. If these special items were excluded, operating income increased $2 million in 1994 on revenues that were six percent lower due to aggressive efforts to improve productivity and control costs.

OUTLOOK

  Shipbuilding will continue to seek U.S. Navy work, but at the same time will focus more on the large, global commercial and military markets. The target is for Navy work to provide 60 percent of total revenues by 1999, with 40 percent coming from commercial and international military sectors. U.S. Navy work was more than 90 percent of total revenues for 1994. Newport News is making capital investments in support of its efforts to capture future U.S. Navy work and its expansion into commercial and international military markets, and to improve its productivity. Major investments now underway include substantial modifications to its steel production capability to achieve world class efficiency, expansion of Dry Dock 12 (already the largest in the western hemisphere) and construction of a consolidated nuclear powered ship refueling facility.

  The backlog at the end of 1994 was $5.6 billion, compared with $3.7 billion at the end of 1993. The next aircraft carrier, RONALD REAGAN (CVN-76), a defueling and deactivation contract for the nuclear cruiser LONG BEACH, and two "Double Eagle" product tankers were added to the backlog in 1994. Newport News became the first American shipyard since 1957 to obtain a commercial construction contract from a foreign shipowner with the export order for two "Double Eagle" product tankers, with an option for two more. The shipyard is also a finalist for the possible sale of two to six fast frigates to the United Arab Emirates.

  In addition to the three new projects mentioned above, the 1994 backlog included four LOS ANGELES-class submarines, two NIMITZ-class aircraft carriers (JOHN C. STENNIS and HARRY S. TRUMAN) and the SEALIFT conversion contract involving two ships. In addition, Newport News has ongoing engineering contracts as the lead design yard for the LOS ANGELES-class and SEAWOLF-class submarines. Newport News also has contracts to plan upcoming overhauls for the carriers EISENHOWER and ROOSEVELT. Subject to new orders, this existing backlog will decline as two submarines per year, on average, are delivered through 1996, and the aircraft carriers are delivered in 1995, 1998 and 2002.

FARM AND CONSTRUCTION EQUIPMENT

  In 1994, Tenneco reduced its ownership in Case to approximately 44 percent through an initial public offering in June and a secondary public offering of Case's stock in November. As a result, the method of accounting for Case's financial results changed in December 1994 to the equity method of accounting. In the months of January through November, Tenneco recorded 100 percent of Case's revenues, operating income, interest expense and taxes. From July through November 1994, Tenneco's income was reduced to reflect the 29 percent minority interest in Case resulting from the initial public offering in June 1994. (For additional information, see "1994 Strategic Actions" above and Notes 1 and 3, "Summary of Accounting Policies" and "Discontinued Operations, Disposition of Assets and Extraordinary Loss," in the "Notes to Financial Statements.")

REVENUES

  Revenues for Case increased to $3,881 million in 1994 from $3,748 million in 1993 due to higher sales volumes in both the construction and agricultural equipment businesses. Revenues for Case reflected in Tenneco's consolidated revenues included only the first eleven months of 1994 because of Tenneco's reduced ownership following the secondary public offering that was completed in November.

OPERATING INCOME

  Case reported operating income of $326 million in 1994, a $244 million improvement, compared with the $82 million reported in 1993. Several factors contributed to this improvement in 1994. Higher sales volumes and a 16 percent increase in worldwide production along with lower discounts and better top-line pricing contributed to the operating income improvement. Cost reductions were partially offset by retooling and reconfiguration expenses at the construction equipment plant in Burlington, Iowa. Case also had higher engineering expenses to support new product growth.

OUTLOOK

  The worldwide outlook for sales of both agricultural and construction equipment remains strong. Case should benefit from several significant new products and higher-than-projected foreign purchases of United States grains. In Europe the economic recovery that began in mid-1994 is expected to continue to drive increased demand for construction equipment.

  Tenneco intends to review its ownership position of Case periodically and may consider future dispositions through sales of shares through public or private offerings, through dividends or distributions to its stockholders, or otherwise. Any such future dispositions will depend upon a number of factors, including existing market conditions and the tax consequences of the transactions in question. Under the terms of Case's credit facilities, Tenneco has agreed that it, directly or indirectly, will own at least 30 percent of Case's outstanding common stock until Case's senior debt has been rated investment grade by two nationally recognized rating agencies, at least one of which shall be Moody's Investors Service or Standard and Poor's Rating Group, and at least $500 million of Case's term loan has been repaid.

OTHER

  Tenneco's other operations reported operating income of $6 million in 1994, compared with $18 million for 1993. The 1993 operating income included a gain of $39 million from contributing Tenneco's investment in Cummins Engine Company to the Case Corporation Pension Plan for Hourly Paid Employees, while the operating income for 1994 included gains of $29 million from the Case initial and secondary public offerings.

INTEREST EXPENSE (NET OF INTEREST CAPITALIZED)

  Net interest incurred declined $20 million from $427 million in 1993 to $407 million in 1994. The decrease was a result of lower debt levels, continued emphasis on managing for cash flow and working capital and changing Case reporting to the equity method of accounting in December 1994. Due to the change in the method of financing dealer receivables as a result of the Case IPO in June 1994, financing costs for Case's wholesale receivables were reported as interest expense. Before the change in financing method, the Case wholesale financing costs were reported as "Finance Charges--Tenneco Finance." If the Case wholesale receivable interest was excluded for the full year, interest expense would have decreased by an additional $24 million from last year's level. Interest capitalized increased to $6 million in 1994 from $4 million in 1993 due to higher levels of major capital projects.

  Finance charges (interest expense related to finance subsidiaries classified as an operating expense) were $155 million in 1994 versus $254 million in 1993. Approximately $2.0 billion in debt of Tenneco's finance subsidiaries was retired during the year resulting in lower finance charges. Interest expense related to debt on wholesale receivables was included as interest expense rather than finance charges from July through November 1994 as indicated above. In December, the method of reporting Case changed to the equity method, and Case's debt is no longer consolidated with Tenneco's debt on the balance sheet. In addition, Tenneco's finance subsidiaries reduced debt with proceeds from issuing lower-cost asset backed securities.

MINORITY INTEREST

  Minority interest expense was $30 million for the 1994 year. This primarily reflected the minority shareholders' interest in Case's net income for July through November 1994.

INCOME TAXES

  Income tax expense for 1994 was $301 million versus $257 million reported for 1993. The increased tax expense in 1994 was from higher pre-tax income. This was partially offset by tax benefits from the realization of deferred tax assets resulting from consolidation of Tenneco's German operations and the tax benefit associated with sale of businesses. (Reference is made to Note 7, "Income Taxes," in the "Notes to Financial Statements" for additional information.)

DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

  Loss from discontinued operations in 1994 of $189 million, net of income tax expense of $104 million, or $1.04 per average common share, resulted from the sale of Tenneco's chemicals and brakes businesses. The loss of $196 million, net of $100 million of income tax expense, on the sale of these businesses included a $170 million loss, net of income tax expense of $115 million, from the sale of the chemicals business, and a $26 million loss from the sale of the brakes business, net of income tax benefit of $15 million. Net income from the chemicals operations in 1994 was $12 million, net of income tax expense of $9 million. Net loss in 1994 from the brakes operations was $5 million, net of income tax benefit of $5 million.

  Income from discontinued operations in 1993 of $38 million, net of income tax expense of $1 million, or 23 cents per average common share, was attributable to the sale of Tenneco's brakes business and chemical operations in 1994. Net loss for 1993 for the brakes business was $7 million, net of income tax benefit of $4 million. Net income for the chemicals business was $45 million, net of income tax expense of $5 million.

  Extraordinary loss for 1994 was $5 million, net of income tax benefit of $2 million, or 3 cents per average common share. The 1993 amount was $25 million, net of income tax benefit of $13 million, or 15 cents per average common share. Both were the result of redemption premiums from prepaying high interest-bearing long-term debt. (Reference is made to Note 3, "Discontinued Operations, Disposition of Assets and Extraordinary Loss" in the "Notes to Financial Statements" for additional information.)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

  Effective January 1, 1994, Tenneco adopted FAS No. 112, "Employers' Accounting for Postemployment Benefits." This new standard was adopted using the cumulative catch-up method and requires employers to account for postemployment benefits for former or inactive employees after employment but before retirement on the accrual basis rather than the "pay-as-you-go" basis. As a result of adopting this statement, the 1994 Statement of Income (Loss) reflected an after-tax charge of $39 million, or 22 cents per average common share, for the cumulative effect of the accounting change. (Reference is made to Note 1, "Summary of Accounting Policies--Changes in Accounting Principles," in the "Notes to Financial Statements" for additional information.)

EARNINGS (LOSS) PER AVERAGE COMMON SHARE

  Income from continuing operations for 1994 was $641 million, or $3.49 per average common share after preferred dividends. This compares with income from continuing operations of $413 million, or $2.36 per average common share after preferred dividends, in 1993. Net income to common stock was $396 million, or $2.20 per average common share, in 1994 compared with net income to common stock of $412 million, or $2.44 per average common share in the prior year. The 1994 net income to common stock included the loss from discontinued operations of $189 million, or $1.04 per average common share, the extraordinary loss of the $5 million, or 3 cents per average common share, and the loss of $39 million, or 22 cents per average common share, from the cumulative effect of a change in accounting principle. The 1993 net income to common stock included income from discontinued operations of $38 million, or 23 cents per average common share, and the extraordinary loss of $25 million, or 15 cents per average common share. Preferred stock dividends were $12 million for 1994 and $14 million for 1993.

  Average number of shares of common stock outstanding used for calculating earnings per average common share for 1994 were 180.1 million, compared with
168.8 million in 1993, excluding the SECT shares described below. Most of the increase came from issuing the 23.5 million shares in the April 1993 underwritten public offering and issuing treasury shares and SECT shares to employee benefit plans.

  In November 1992, Tenneco established a stock employee compensation trust ("SECT") to fund a portion of its obligations arising from its various employee compensation and benefit plans. Tenneco issued 12 million shares of treasury stock to the SECT, which has a five-year life during which it will use the common stock to satisfy those obligations. Shares of common stock issued to the SECT are not considered to be outstanding in computing average shares of common stock outstanding until the shares are used to fund the obligations for which the trust was established. In 1994, the SECT issued approximately 2.5 million shares of common stock, with a market value of $120 million, to fund employee compensation and benefit plans. (Reference is made to Note 9 "Common Stock" and to Note 10 "Preferred Stock" in the "Notes to Financial Statements" for additional information.)

LIQUIDITY & CAPITAL RESOURCES

OPERATING ACTIVITIES

  Net cash provided by operating activities was $450 million for the year 1994, compared with $1,615 million for 1993, a decrease of $1,165 million. Excluding discontinued operations, there was a decrease of $1,232 million. This decrease was due in part to lower sales of Case retail receivables in the form of asset backed securities. Proceeds from the sale of Case retail receivables in the form of asset backed securities were $850 million in 1994 compared with $1.0 billion in 1993. Also, trade receivables sold to Asset Securitization Cooperative Corporation were $313 million less in 1994 compared with 1993. Higher dealer demand for farm and construction equipment in 1994 resulting in higher receivables compared with 1993 also lowered cash from operating activities. Finally, rate refund payments of approximately $250 million were made to pipeline customers in 1994. The working capital increase of $587 million for 1994 resulted primarily from the reduction of the pipeline rate refund liability of approximately $250 million and lower tax accruals of $255 million. The lower tax accruals resulted from the utilization of capital losses related to the sale of assets.

INVESTING ACTIVITIES

  Net cash used by investing activities in 1994 was $117 million, compared with $338 million in 1993. Net proceeds from the sale of businesses and assets were $860 million in 1994, primarily due to the initial and secondary public offerings of Case for $694 million. Net proceeds from the sale of businesses in 1993 of $266 million resulted from the sales of Dean Pipeline, Viking Pipeline, Sperry Marine, and various international aluminum ventures. (Reference is made to Note 3, "Discontinued Operations, Disposition of Assets and Extraordinary Loss," in the "Notes to Financial Statements" for additional information.)

  Expenditures for plant, property and equipment from continuing operations for 1994 were $736 million, compared with $525 million for 1993. Increased expenditures for natural gas pipelines ($161 million), automotive parts ($20 million), packaging ($42 million) and other ($13 million) were partially offset by declines for farm and construction equipment ($18 million) and shipbuilding ($7 million). (See Note 15, "Segment and Geographic Area Information" in the "Notes to Financial Statements" for a complete breakdown of capital expenditures by operating segment.)

FINANCING ACTIVITIES

  Cash used for financing activities for 1994 was $151 million compared with $1,166 million in 1993. In June 1994, as part of the Case reorganization and IPO, Case borrowed $983 million of term loans and $478 million of short-term debt to acquire the net assets of Tenneco's farm and construction equipment segment. Tenneco utilized these funds to repay long-term debt. As a result of the November 1994 secondary public offering which reduced Tenneco's ownership in Case to approximately 44%, Case's debt is no longer consolidated with Tenneco's debt on the balance sheet at December 31, 1994, due to reporting Case on the equity method of accounting.

  In December 1994, Tenneco sold a 25 percent preferred stock interest in a subsidiary which resulted in net cash proceeds of $296 million. This was included in minority interest in the balance sheet at December 31, 1994. Concurrently, $160 million was used to retire equity securities of another subsidiary which had been included in the balance sheet as minority interest. (Reference is made to Note 11, "Minority Interest," in the "Notes to Financial Statements" for additional information.)

CAPITALIZATION

  Capitalization totaled $7.48 billion at December 31, 1994, a decrease of $1.51 billion from December 31, 1993. The ratio of total debt to capitalization decreased from 67.6 percent at December 31, 1993, to 55.0 percent at December 31, 1994. The ratio of total debt to capitalization was 52.9 percent at December 31, 1994, including the market value of the SECT shares, compared with
64.0 percent at December 31, 1993. Total debt declined by $1.96 billion from December 31, 1993 to December 31, 1994, while stockholders' equity increased $299 million. Minority interest increased $167 million and preferred stock decreased $16 million.

FERC MATTERS

  Tennessee has deferred certain costs associated with renegotiating gas supply contracts as a result of FERC Order 636 ("GSR costs"). The amount to be recovered from its customers is approximately $177 million, net of $187 million previously collected subject to refund, at December 31, 1994. Proceedings have commenced to review the recovery of these GSR costs; however, the FERC has also generally encouraged pipelines to settle such issues through negotiations with customers. Although Order 636 contemplates complete recovery by pipelines of qualified transition costs, Tennessee has initiated settlement discussions with its customers concerning the amount of recoverable GSR costs in response to recent FERC and customer statements acknowledging the desirability of such settlements. Tennessee is also engaged in separate settlement and contract reformation discussions with holders of certain gas purchase contracts who have sued Tennessee, although Tennessee believes that its defenses in the underlying gas purchase contract actions are meritorious.

  In connection with Tennessee's GSR cost recovery, Tennessee, along with three other pipelines executed four separate settlement agreements with Dakota Gasification Company and the U.S. Department of Energy and initiated four separate proceedings at the FERC seeking approval to implement the settlement agreements. The settlement resolved litigation concerning purchases made by Tennessee of synthetic gas produced from the Great Plains Coal Gasification plant ("Great Plains"). On October 18, 1994, the FERC consolidated the four proceedings and set them for hearing before an administrative law judge who is to issue his initial decision by December 31, 1995. The FERC has committed to a final order by December 31, 1996. The FERC order stated that the costs related to the Great Plains project are eligible for recovery through GSR and other special recovery mechanisms and that the costs are eligible for recovery for the duration of the term of the original gas purchase agreements. The hearing will be limited to the issue of whether the settlement agreements are prudent.

  Also in connection with Tennessee's GSR cost recovery proceedings, on October 14, 1993, Tennessee was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that Tennessee had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. On two subsequent occasions, TransTexas gave Tennessee notice that it was adding new production and/or acreage "to the contract." An amendment to the pleadings seeks $1.5 billion from Tennessee for alleged damages caused by Tennessee's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. Tennessee believes it has meritorious defenses to the claims of ICA and TransTexas, which defenses it will vigorously assert.

  Given the uncertainty over the results of ongoing discussions between Tennessee and its customers related to the recovery of GSR costs and the uncertainty related to predicting the outcome of its gas purchase contract reformation efforts and the associated litigation, Tenneco is unable to predict the timing or the ultimate impact the resolution of these issues will have on its consolidated financial position or results of operations.

  Following issuance of the final order by the FERC approving Tennessee's partial settlement of its 1991 rate case, Tennessee has made refunds to its customers of approximately $200 million in February 1995 related to rates collected since September 1, 1993 to October 31, 1994. (See Note 6, "Federal Energy Regulatory Commission ("FERC") Regulatory Matters," in the "Notes to Financial Statements" for additional information.)

ENVIRONMENTAL MATTERS

  Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. All available evidence is considered, including prior experience in remediation of contaminated sites, other companies' cleanup experience, and data released by the United States Environmental Protection Agency ("EPA") or other organizations. These liabilities are included in the balance sheet at their undiscounted amounts. Recoveries are evaluated separately from the liability and, when recovery is assured, are recorded separately from the associated liability in the financial statements.

  Tennessee is a party in proceedings involving federal and state authorities regarding the past use by Tennessee of a lubricant containing polychlorinated biphenyls ("PCBs") in its starting air systems.

  Tennessee has executed a consent order with the EPA governing the remediation of its compressor stations in Regions IV, V and VI. With respect to the stations in Regions II and III, EPA has advised Tennessee that it is deferring to the Pennsylvania and New York environmental agencies to specify the remediation requirements applicable to Tennessee. Tennessee anticipates that it will soon reach an agreement with the Pennsylvania Department of Environmental Resources ("PaDER") and will enter into a consent order on remediation at the Pennsylvania stations (under which Tennessee also agrees to pay a civil penalty and to make a contribution for environmental projects); meanwhile, Tennessee will continue its negotiations with the New York Department of Environmental Conservation on remediation at the New York stations. Tenneco believes that the ultimate resolution of this matter will not have a material adverse effect on the financial condition or results of operations of Tenneco Inc. and its consolidated subsidiaries. (See Note 6, "Federal Energy Regulatory Commission ("FERC") Regulatory Matters" in the "Notes to Financial Statements" for additional information.)

  A subsidiary of Tennessee owns a 13.2% general partnership interest in Iroquois Gas Transmission System, L.P. ("Iroquois"), which owns an interstate natural gas pipeline from the Canadian border through the states of New York and Connecticut to Long Island. The operator of the pipeline is Iroquois Pipeline Operating Company ("the Operator"), a subsidiary of TransCanada Pipelines, Ltd., an affiliate of TransCanada Iroquois, Ltd. which is also a partner in Iroquois.

  In early 1992, Iroquois was informed by U.S. Attorney's Offices for the Northern, Southern, and Eastern Districts of New York that a civil investigation had been initiated to determine whether civil environmental violations occurred during construction of the pipeline. In February 1992, 26 alleged violations were identified to Iroquois in writing. In response, Iroquois denied that such violations had occurred and asserted that all concerns raised by governmental authorities during construction had been fully addressed. Iroquois subsequently was informed that the alleged violations included certain field reports prepared by a Federal/State Inter-Agency Task Force which surveyed the right-of-way in connection with the right-of-way restoration program. Iroquois responded to the appropriate U.S. Attorneys' Offices that none of the matters referenced in field reports issued to date represent violations of any law or governmental authorization. As of March 28, 1995, no proceedings in connection with this civil investigation have been commenced against Iroquois by the federal government.

  On December 3, 1993, Iroquois received notification from the Enforcement Staff of the Federal Energy Regulatory Commission's Office of the General Counsel ("Enforcement") that Enforcement has commenced a preliminary, non-public investigation concerning the construction of certain of Iroquois' pipeline facilities. That office has requested certain information regarding such construction. In addition, on December 27, 1993, Iroquois received a similar request for information from the Army Corps of Engineers requesting certain information regarding permit compliance in connection with certain aspects of the pipeline's construction. By a notice issued on February 6, 1995, the Public Service Commission of the State of New York (the "NYPSC") also has requested Iroquois to respond to certain allegations set out in a petition filed by GASP

Coalition and Anne Marie Mueser in January 1995 with the NYPSC requesting an investigation by the NYPSC of aspects of the construction of the pipeline. Iroquois has been evaluating and responding to these agencies' requests for information. No proceedings have been commenced against Iroquois in connection with these agency inquiries.

  A criminal investigation relating to the construction of the pipeline facilities has been initiated by the U.S. Attorney's Office for the Northern District of New York in conjunction with the EPA and the Federal Bureau of Investigation ("FBI"). According to a press release issued by the FBI in June 1992, areas under investigation include possible environmental violations, wire fraud, mail fraud and providing false information or concealment of information from federal agencies in conjunction with construction of the pipeline. While no criminal charges have been filed to date, counsel for Iroquois and counsel for the Operator have met with the Assistant U.S. Attorney in charge of the investigation and plan to meet with him again in the near future in order to discuss the issues under investigation and to explore the possibility of a negotiated resolution of the issues raised in the criminal, civil and administrative inquiries (a "global resolution"). In the absence of a negotiated resolution, Iroquois deems it probable that the U.S. Attorney will seek indictments and, in them, substantial fines and other sanctions.

  As a general partner, Tennessee's subsidiary may be jointly and severally liable with the other partners for the liabilities of Iroquois. Tennessee has a contract to provide gas dispatching as well as post-construction field operation and maintenance services for the Operator of Iroquois, but Tennessee is not the Operator and is not an affiliate of the Operator. Moreover, the foregoing proceedings and investigations have not affected pipeline operations. Based upon information available to Tennessee at March 28, 1995, Tennessee believes that neither Tennessee nor any of its subsidiaries is a target of the criminal investigation described above. Further, while a global resolution of these inquiries could have a material adverse effect on the financial condition of Iroquois, Tennessee believes that the ultimate resolution of these matters will not have a material adverse effect on the financial condition or results of operations of Tenneco Inc. and its consolidated subsidiaries.

  At December 31, 1994, Tenneco has been designated as a potentially responsible party in 66 "Superfund" sites. With respect to its pro rata share of the remediation costs of certain sites, Tenneco is fully indemnified by third parties. With respect to certain other sites, Tenneco has sought to resolve its liability through payments to the other potentially responsible parties. For the remaining sites, Tenneco has estimated its share of remediation costs to be between $13 million and $72 million or 0.4% to 2.2% of the total remediation costs for those sites and has provided reserves that it believes are adequate for such costs. Because the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, Tenneco's estimate of its share of remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that Tenneco could be required to pay in excess of its pro rata share of remediation costs. Tenneco's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in Tenneco's determination of its estimated liability. Tenneco believes that the costs associated with its current status as a potentially responsible party in the Superfund sites described above will not be material to its consolidated financial position or results of operations. (For further information, reference is made to Note 17, "Commitments and Contingencies--Environmental Matters," in the "Notes to Financial Statements." )

CREDIT AGREEMENTS

  In November 1994, Tenneco entered into a five-year $1.6 billion credit agreement with banks to replace a $1.4 billion credit agreement that would otherwise have terminated in December 1995. With this new credit agreement, Tenneco and its consolidated subsidiaries had, at December 31, 1994, committed credit agreements providing for $2,088 million of borrowing capacity. Of these facilities, $2.0 billion are committed through 1999. As of December 31, 1994, $34 million of borrowings were outstanding under these facilities, and the remaining $2,054 million was available for borrowing. The availability of borrowings under Tenneco's credit agreements and facilities is subject to its ability at the time to meet certain specified conditions, which Tenneco believes it currently meets. These conditions include compliance with the financial covenants and ratios required by such agreements, absence of default under such agreements, and continued accuracy of the representations and warranties contained in such agreements (including the absence of any material adverse changes since the specified dates).

ABILITY TO PAY DIVIDENDS

  As a holding company, Tenneco Inc.'s ability to pay dividends is substantially dependent upon the cash flow from its subsidiaries by way of dividends, distributions, loans and other advances. Under the most restrictive of their covenants, however, Tenneco Inc.'s subsidiaries would have been able to pay $2.9 billion of their retained earnings as dividends to Tenneco Inc. at December 31, 1994.

  Dividends may be paid by Tenneco Inc. out of "surplus" (as defined by applicable corporate law) or, if there is not a surplus, out of net profits for the year in which the dividends are declared or out of net profits for the preceding fiscal year. At December 31, 1994, Tenneco Inc. had a surplus of at least $1.9 billion available for the payment of dividends.

  Tenneco Inc. is a party to credit agreements containing provisions that limit the amount of dividends paid on its common stock. At December 31, 1994, under the most restrictive provisions contained in these credit agreements, Tenneco Inc. had in excess of $900 million available for the payment of dividends.

LIQUIDITY

  Based upon Tenneco's estimates of anticipated needs and circumstances of business operations, together with anticipated market conditions and including any payments associated with the settlement of the GSR issues discussed below, Tenneco expects adequate sources of funds to be available to finance its future operations through internally generated funds, the sale of assets, the use of credit facilities, and the issuance of other long-term securities.

  To minimize the cash flow requirements associated with the implementation of the FERC Order 636 and the resolution of the GSR costs issues, Tenneco plans to have available, if required, various financing arrangements to manage the timing between recovery from pipeline customers and payments for transition costs. The actual cash flows will depend upon negotiations between Tennessee, its customers and suppliers, and developments in the restructuring proceedings with the FERC as Order 636 undergoes clarification and judicial review.

YEARS 1993 AND 1992

RESULTS OF OPERATIONS

REVENUES

  Revenues for 1993 were $12.29 billion, up slightly from $12.14 billion in 1992. An increase in natural gas pipeline revenues, up $679 million due to higher gas volumes, was offset by decreased revenues in all other divisions except automotive parts where revenues were slightly ahead of 1992. Shipbuilding reported a $404 million decrease in revenues due to a declining backlog as a result of reductions in defense spending. Revenues for farm and construction equipment were down $81 million primarily due to weak construction and agricultural equipment markets in Europe. Revenues also decreased for packaging, down $36 million due to lower commodity prices.

INCOME (LOSS) BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST (OPERATING INCOME OR LOSS)

  Operating income for 1993 was $1,097 million, an improvement of $210 million over 1992, excluding gains of $112 million from 1993 disposition of assets and investments and the 1992 farm and construction equipment restructuring charge of $920 million. In 1992, Tenneco recorded a pre-tax restructuring charge of $920 million ($843 million after tax or $5.85 per average common share) for the farm and construction equipment group. (Reference is made to Note 16 "Restructuring Costs" and Note 3 "Discontinued Operations, Disposition of Assets and Extraordinary Loss" in the "Notes to Financial Statements" for additional information.)

  Natural gas pipelines operating income for 1993 was $411 million compared with $360 million in 1992. Revenues increased to $2,862 million in 1993 from $2,183 million in 1992 due primarily to higher gas volumes as a result of the acquisition in December 1992 of EnTrade Corporation, a natural gas marketing firm. Transportation volumes increased due to a return to normal weather and increased market demand. Partially offsetting these revenue increases were higher gas purchase costs, higher depreciation relating to capital additions placed in service in late 1992 and increased pipeline maintenance expenses. The 1993 operating income includes $31 million in gains on asset sales and $34 million from a favorable rate decision that allows collection from customers of the transition obligation that was established at the time Tenneco adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." These gains were partially offset by a reserve of $10 million established for gas costs as well as by litigation settlements related to divested operations and a one-time expense related to a gas inventory charge.

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

  Automotive parts operating income for 1993 declined $15 million to $222 million compared with $237 million in 1992. Revenues were slightly ahead of 1992. Higher revenues were led by an increase in North American original equipment sales relating to Walker exhaust products and Monroe ride control products due to increased new car and light truck production. North American exhaust aftermarket sales were also up. Offsetting the increased revenues were lower revenues in European original equipment and aftermarkets due to the continuing recession in Europe and lower sales in the North American ride control aftermarket due to sluggish demand and stiff price competition. Improvements in 1993 operating income from the higher North American original equipment market and aftermarket exhaust revenues, combined with aggressive cost management and quality program initiatives, were more than offset by the effects of the weaker North American ride control aftermarket conditions, unfavorable foreign exchange rates and the recessionary conditions in Europe.

  Shipbuilding's 1993 operating income was $225 million compared with $249 million in 1992. Revenues decreased $404 million in 1993 due to a declining backlog resulting from lower defense spending. The 1993 operating income included a $15 million gain on the sale of the Sperry Marine business and a $12 million benefit from the recognition of the recovery of a portion of the postretirement benefit costs reserve that was established when FAS No. 106 was adopted in 1992. Excluding the gain on the sale of the Sperry Marine business and the recovery of a portion of the postretirement benefit costs, operating income decreased from 1992 due to the declining backlog. Partially offsetting the lower operating income were the effects of several management initiatives undertaken in 1993 and 1992, which included headcount reductions and organization changes that improved operating efficiencies.

  Packaging ended the year with $139 million in operating income, down from $221 million in 1992. Revenues decreased only slightly by $36 million, as higher containerboard volumes were more than offset by lower linerboard prices which fell from an average price of approximately $345 per ton in 1992 to an average price of $295 per ton in 1993. Earnings were depressed by weak linerboard and paperboard prices in the commodity business where profitability fell from $134 million in 1992 to $38 million in 1993. The specialty businesses ended the year at $101 million in operating income, which included gains from asset sales, partially offset by asset realignment costs, of $26 million, versus operating income of $87 million for 1992, in spite of extreme pricing pressures in molded fiber markets. Offsetting some of the pricing and market conditions were operating cost reductions and favorable purchasing initiatives.

  Tenneco's other operations reported operating income of $18 million for 1993, compared to a loss of $32 million in 1992. The improvement was primarily attributable to the gain of $39 million from the contribution of Tenneco's investment in Cummins Engine Company of 3.2 million shares of common stock to the Case Corporation Pension Plan for Hourly-Paid Employees ("Case Plan") in December 1993.

INTEREST EXPENSE (NET OF INTEREST CAPITALIZED)

  Net interest incurred declined $69 million, from $496 million in 1992 to $427 million in 1993, due primarily to lower debt levels from the retirement of $1.0 billion in debt with the proceeds of the April 1993 equity offering. Interest capitalized decreased to $4 million in 1993 from $5 million in 1992 due to lower levels of major capital projects. Finance charges (interest expense related to finance subsidiaries classified as an operating expense) were $254 million in 1993 versus $364 million in 1992. The lower expense was due to lower average debt levels primarily due to the retirement of $1.0 billion of Tenneco's finance subsidiaries' debt with proceeds from the issuance of lower-cost asset backed securities as well as lower interest rates.

INCOME TAXES

  Income tax expense for 1993 was $257 million versus $73 million reported for 1992. The increased tax expense in 1993 was attributable to higher pre-tax income and the increase in the U.S. corporate tax rate from 34 percent to 35 percent. Partially offsetting these increases was a $48 million tax benefit from a tax realignment of Tenneco's operations in Germany and a lower level of unbenefitted foreign losses.

DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

  Extraordinary loss for 1993 of $25 million, net of income tax benefit of $13 million, or 15 cents per average common share, and for 1992 of $12 million, net of income tax benefit of $6 million, or 8 cents per average common share, were attributable to redemption premiums related to the prepayment of higher interest-bearing long-term debt.

  Income from discontinued operations in 1993 of $38 million, net of income tax expense of $1 million, or 23 cents per average common share, was attributable to the sales of Tenneco's brakes business and chemical operations in 1994. Net loss for 1993 for the brakes business was $7 million, net of income tax benefit of $4 million. Net income for the chemicals business was $45 million, net of income tax expense of $5 million.

  Income from discontinued operations in 1992 of $102 million, net of income tax expense of $49 million, or 72 cents per average common share, was attributable to the sales of Tenneco's minerals and pulp chemicals businesses in 1992, and brakes and chemicals businesses in 1994. The sales of businesses resulted in a $96 million gain, net of $45 million income tax expense, from the sale of the minerals business, and a $25 million loss from the sale of the pulp chemicals business (no tax effect). Net income for 1992 from minerals operations was $3 million, net of income tax expense of $3 million. Net loss from the brakes business was $7 million, net of income tax benefit of $5 million, and net income from the chemicals operations, including the pulp chemicals business, was $35 million, net of income tax expense of $6 million. (Reference is made to Note 3, "Discontinued Operations, Disposition of Assets and Extraordinary Loss," in the "Notes to Financial Statements" for additional information.)

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

  Effective January 1, 1992, Tenneco elected early adoption of FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its domestic operations and FAS No. 109, "Accounting for Income Taxes." Both standards were adopted using the cumulative catch-up method. As a result of the adoption of these two statements, the 1992 Statement of Income (Loss) included an after-tax charge of $699 million, or $4.86 per average common share, for the cumulative effect of the accounting changes consisting of $414 million, or $2.88 per average common share, for FAS No. 106, and $285 million, or $1.98 per average common share, for FAS No. 109.

EARNINGS (LOSS) PER AVERAGE COMMON SHARE

  Income from continuing operations for 1993 was $413 million, or $2.36 per average common share after preferred dividends, compared with a loss from continuing operations of $714 million, or $5.07 per average common share after preferred dividends in 1992. Net income to common stock was $412 million, or $2.44 per average common share in 1993, versus a net loss to common stock of $1.34 billion, or $9.29 per average common share in the prior year. Included in the 1993 net income (loss) to common stock was income from discontinued operations of $38 million, or 23 cents per average common share and an extraordinary loss of $25 million, or 15 cents per average common share. Included in 1992 net income (loss) to common stock was income from discontinued operations of $102 million, or 72 cents per average common share, the extraordinary loss of $12 million, or 8 cents per average common share and a charge of $699 million, or $4.86 per average common share relating to the cumulative effect of changes in accounting principles. The 1992 loss from continuing operations of $5.07 per average common share included an after-tax restructuring charge of $5.85 per average common share. Preferred stock dividends were $14 million for 1993 and $16 million for 1992.

  Average shares outstanding used for the calculation of earnings per average common share for 1993 were 168.8 million compared to 144.1 million in 1992, excluding the SECT shares. The increase was primarily attributable to the 23.5 million shares issued in the April 1993 underwritten public offering and the issuance of treasury shares and SECT shares to employee benefit plans.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities was $1,615 million for the year 1993 compared to $929 million for 1992, an increase of $686 million. Excluding discontinued operations, there was an improvement of $673 million. This improvement was due primarily to higher income from continuing operations and the sale of approximately $1.0 billion of Case retail receivables to limited purpose business trusts, which issued asset backed securities to the public in 1993. Partially offsetting these improvements were increased refunds to customers in final settlement of the collection of take-or-pay costs. The variance of the information reflected in the "Other" category is due primarily to the reserves established in 1992 for restructuring measures. The working capital decrease of $475 million for 1993 was due primarily to the sale of receivables to limited purpose business trusts, which issued asset backed securities to the public. Partially offsetting the decrease is the reduction in taxes payable due to higher state tax payments associated with shipbuilding contract completions and tax deductions associated with the early funding of the Case Plan through the contribution of Tenneco's investment in Cummins Engine Company to the pension plan.

  Net cash used by investing activities in 1993 was $338 million compared to $105 million of cash provided in 1992. Net proceeds (expenditures) from the sale of discontinued operations were $663 million lower in 1993, primarily due to the sale of Tenneco's minerals and pulp chemicals operations in 1992. This was partially offset by proceeds from the sale of businesses in 1993 of $266 million, primarily the sales of Dean Pipeline Company and Viking Gas Transmission Company, shipbuilding's Sperry Marine business, several packaging operations, and facilities and land of two foreign Case operations. (Reference is made to Note 3, "Discontinued Operations, Disposition of Assets and Extraordinary Loss," in the "Notes to Financial Statements" for additional information on cash provided by these investing activities.)

  Expenditures for plant, property and equipment from continuing operations for 1993 were $525 million compared to $507 million for 1992. Increased expenditures for automotive parts ($31 million), farm and construction equipment ($41 million) and packaging ($27 million) were basically offset by declines for natural gas pipelines ($81 million).

  Capitalization totaled $8.99 billion at December 31, 1993, a decrease of $792 million from December 31, 1992. The resulting ratio of total debt to capitalization dropped from 82.8 percent to 67.6 percent. The total debt to capitalization ratio was 64.0 percent including the market value of the SECT shares compared to 78.8 percent at December 31, 1992. The major changes in capitalization were: total debt down $2.02 billion, stockholders' equity up $1.27 billion and preferred stock down $28 million. The increase in stockholders' equity was primarily due to the issuance of 23.5 million shares of common stock in the April 1993 underwritten public offering, the proceeds of which were used to retire debt and redeem variable rate preferred stock. The remaining decrease in debt resulted from the issuance of asset backed securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 INDEX TO FINANCIAL STATEMENTS OF TENNECO INC.
                         AND CONSOLIDATED SUBSIDIARIES

                                                                           PAGE
                                                                           ----
Report of independent public accountants..................................  41
Statements of income (loss) for each of the three years in the period ended December 31, 1994..................................................  42
Balance sheets--December 31, 1994 and 1993................................  44
Statements of cash flows for each of the three years in the period ended
 December 31, 1994........................................................  46
Statements of changes in stockholders' equity for each of the three years in the period ended December 31, 1994....................................  48
Notes to financial statements.............................................  49

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tenneco Inc.:

We have audited the accompanying balance sheets of Tenneco Inc. (a Delaware corporation) and consolidated subsidiaries as of December 31, 1994 and 1993, and the related statements of income (loss), cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1994. These financial statements and the schedules referred to below are the responsibility of Tenneco's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tenneco Inc. and consolidated subsidiaries as of December 31, 1994 and 1993, and the results of their operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As more fully discussed in Note 6 to the financial statements, Tennessee Gas Pipeline Company is a party to litigation, the outcome of which impacts its ongoing customer settlement discussions over the recoverability of its contract reformation costs. The ultimate outcome of the litigation and the extent of its recoverability cannot be presently determined. Accordingly, no provisions for the resolution of these matters have been made in the accompanying financial statements.

As discussed in Note 1 to the financial statements, effective January 1, 1994, Tenneco changed its method of accounting for postemployment benefits. Also as discussed in Note 1 to the financial statements, effective January 1, 1992, Tenneco changed its methods of accounting for income taxes and postretirement benefits other than pensions.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the index to Part IV, Item 14 relating to Tenneco Inc. and consolidated subsidiaries are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements of Tenneco Inc. and consolidated subsidiaries taken as a whole.

                                          Arthur Andersen LLP

Houston, Texas
February 16, 1995

Statements of Income (Loss)

                                                               Tenneco Inc. and Consolidated Subsidiaries
                                                               -------------------------------------------
Years Ended December 31 (Millions Except Share Amounts)          1994             1993              1992
-------------------------------------------------------        -------           -------          --------
Revenues
Net sales and operating revenues--
   Natural gas pipelines                                       $ 2,378           $ 2,862          $ 2,183
   Farm and construction equipment                               3,881             3,748            3,829
   Automotive parts                                              1,989             1,785            1,763
   Shipbuilding                                                  1,753             1,861            2,265
   Packaging                                                     2,184             2,042            2,078
   Other                                                           (11)              (11)              25
                                                               -------           -------          -------
                                                                12,174            12,287           12,143
                                                               -------           -------          -------
Other income--
   Interest income                                                 192               277              358
   Equity in net income of affiliated companies                     54                52               43
   Gain (loss) on sale of businesses and assets, net                27               112               (1)
   Gain on the sale by a subsidiary of its stock                    23                --               --
   Other income, net                                               (51)               14              (10)
                                                               -------           -------          -------
                                                                12,419            12,742           12,533
                                                               -------           -------          -------
Costs and Expenses
Cost of sales (exclusive of depreciation shown below)            7,517             7,532            7,993
Operating expenses                                               1,856             2,268            1,635
Selling, general and administrative                              1,120             1,140            1,256
Finance charges--Tenneco Finance                                   155               254              364
Depreciation, depletion and amortization                           408               471              510
Restructuring costs                                                (16)              (20)             920
                                                               -------           -------          -------
                                                                11,040            11,645           12,678
                                                               -------           -------          -------
Income
Income (loss) before interest expense, income
  taxes and minority interest                                    1,379             1,097             (145)
Interest expense (net of interest capitalized)                     407               427              496
                                                               -------           -------          -------
Income (loss) before income taxes and minority interest            972               670             (641)
Income tax expense (benefit)                                       301               257               73
                                                               -------           -------          -------
Income (loss) before minority interest                             671               413             (714)
Minority interest                                                   30                --               --
                                                               -------           -------          -------
Income (loss) from continuing operations                           641               413             (714)
Income (loss) from discontinued operations,
 net of income tax                                                (189)               38              102
                                                               -------           -------          -------
Income (loss) before extraordinary loss                            452               451             (612)
Extraordinary loss, net of income tax                               (5)              (25)             (12)
                                                               -------           -------          -------
Income (loss) before cumulative effect of
 changes in accounting principles                                  447               426             (624)
Cumulative effect of changes in accounting principles,
  net of income tax                                                (39)               --             (699)
                                                               -------           -------          -------
Net income (loss)                                                  408               426           (1,323)
Preferred stock dividends                                           12                14               16
                                                               -------           -------          -------
Net income (loss) to common stock                              $   396           $   412          $(1,339)
                                                               -------           -------          -------
Per Share
Average number of shares of common stock outstanding       180,084,909       168,772,852      144,110,151
Earnings (loss) per average share of common
 stock:
   Continuing operations                                       $  3.49           $  2.36         $  (5.07)
   Discontinued operations                                       (1.04)              .23              .72
   Extraordinary loss                                             (.03)             (.15)            (.08)
   Cumulative effect of changes in accounting principles          (.22)               --            (4.86)
                                                               -------           -------          -------
                                                               $  2.20           $  2.44          $ (9.29)
                                                               -------           -------          -------
Cash dividends per share of common stock                       $  1.60           $  1.60          $  1.60
                                                               -------           -------          -------

The accompanying notes to financial statements are an integral part of these statements of income (loss).
Reference is made to Note 1 for definitions of "Tenneco Industrial" and "Tenneco Finance."

Statements of Income (Loss)

                                                                  Tenneco Industrial                        Tenneco Finance
                                                            -------------------------------        ------------------------------
Years Ended December 31 (Millions Except Share Amounts)      1994         1993        1992           1994       1993        1992
-------------------------------------------------------     -------     -------      ------        -------     ------     -------
Revenues
Net sales and operating revenues--
   Natural gas pipelines                                    $ 2,378      $ 2,862     $ 2,183       $    --      $    --   $    --
   Farm and construction equipment                            3,881        3,748       3,829            --           --        --
   Automotive parts                                           1,989        1,785       1,763            --           --        --
   Shipbuilding                                               1,753        1,861       2,265            --           --        --
   Packaging                                                  2,184        2,042       2,078            --           --        --
   Other                                                        (11)         (11)         25            --           --        --
                                                            -------      -------     -------       -------      -------   -------
                                                             12,174       12,287      12,143            --           --        --
                                                            -------      -------     -------       -------      -------   -------
Other income--
   Interest income                                               61           46          62           313          494       675
   Equity in net income of affiliated companies                 140          158         175            --           --        --
   Gain (loss) on sale of businesses and assets, net             27          112          (1)           --           --        --
   Gain on the sale by a subsidiary of its stock                 23           --          --            --           --        --
   Other income, net                                            (45)          27          (1)            5            6         6
                                                            -------      -------     -------       -------      -------   -------
                                                             12,380       12,630      12,378           318          500       681
                                                            -------      -------     -------       -------      -------   -------
Costs and Expenses
Cost of sales (exclusive of depreciation shown below)         7,523        7,538       7,998            --           --        --
Operating expenses                                            1,882        2,265       1,625           (23)          10        16
Selling, general and administrative                           1,225        1,288       1,437            13           10         7
Finance charges--Tenneco Finance                                 --           --          --           159          275       379
Depreciation, depletion and amortization                        406          469         508             2            2         2
Restructuring costs                                             (16)         (20)        920            --           --        --
                                                            -------      -------     -------       -------      -------   -------
                                                             11,020       11,540      12,488           151          297       404
                                                            -------      -------     -------       -------      -------   -------
Income
Income (loss) before interest expense, income taxes
  and minority interest                                       1,360        1,090        (110)          167          203       277
Interest expense (net of interest capitalized)                  447          493         618            22           24        58
                                                            -------      -------     -------       -------      -------   -------
Income (loss) before income taxes and minority interest         913          597        (728)          145          179       219
Income tax expense (benefit)                                    247          184         (14)           54           73        87
                                                            -------      -------     -------       -------      -------   -------
Income (loss) before minority interest                          666          413        (714)           91          106       132
Minority interest                                                25           --          --             5           --        --
                                                            -------      -------     -------       -------      -------   -------
Income (loss) from continuing operations                        641          413        (714)           86          106       132
Income (loss) from discontinued operations, net of
  income tax                                                   (189)          38         102            --           --       --
                                                            -------      -------     -------       -------      -------   -------
Income (loss) before extraordinary loss                         452          451        (612)           86          106       132
Extraordinary loss, net of income tax                            (5)         (25)        (12)           (4)          (1)       --
                                                            -------      -------     -------       -------      -------   -------
Income (loss) before cumulative effect of changes
  in accounting principles                                      447          426        (624)           82          105       132
Cumulative effect of changes in accounting principles,
  net of income tax                                             (39)          --        (699)           --          --         (6)
                                                            -------      -------     -------       -------      -------   -------
Net income (loss)                                               408          426      (1,323)           82          105       126
Preferred stock dividends                                        12           14          16            --           --        --
                                                            -------      -------     -------       -------      -------   -------
Net income (loss) to common stock                           $   396      $   412     $(1,339)      $    82      $   105   $   126
                                                            -------      -------     -------       -------      -------   -------


Balance Sheets
                                                                   Tenneco Inc. and Consolidated Subsidiaries
                                                                  -------------------------------------------
December 31 (Millions)                                                 1994                          1993
----------------------                                               -------                        ------
Assets
Current assets:
   Cash and temporary cash investments                               $   405                        $   218
   Receivables--
      Customer notes and accounts (net)                                1,535                          2,669
      Affiliated companies                                                67                              2
      Gas transportation and exchange                                    214                            228
      Income taxes                                                       234                            133
      Other                                                              192                            139
   Inventories                                                           910                          1,581
   Deferred income taxes                                                  23                             61
   Prepayments and other                                                 315                            386
                                                                     -------                        -------
                                                                       3,895                          5,417
                                                                     -------                        -------
Investments and other assets:
   Investment in affiliated companies                                    997                            470
   Other investments, at cost                                             47                             58
   Long-term receivables--
          Notes and other (net)                                          805                          1,961
          Affiliated companies                                           264                             --
   Investment in subsidiaries in excess of fair value
    of net assets at date of acquisition,
    less amortization                                                    331                            422
   Deferred income taxes                                                  49                             38
   Other                                                                 927                          1,327
                                                                     -------                        -------
                                                                       3,420                          4,276
                                                                     -------                        -------
Plant, property and equipment, at cost                                11,108                         12,115
   Less--Reserves for depreciation, depletion and amortization         5,881                          6,435
                                                                     -------                        -------
                                                                       5,227                          5,680
                                                                     -------                        -------
                                                                     $12,542                        $15,373
                                                                     -------                        -------
Liabilities and Stockholders' Equity
Current liabilities:
   Short-term debt (including current maturities on
    long-term debt)                                                  $   545                        $ 1,274
   Payables--
      Trade                                                            1,053                          1,315
      Affiliated companies                                                35                             22
      Gas transportation and exchange                                    159                            136
   Taxes accrued                                                          86                            158
   Interest accrued                                                      127                            154
   Restructuring liability                                                --                            213
   Natural gas pipeline revenue reservation                              190                            291
   Other                                                                 859                          1,347
                                                                     -------                        -------
                                                                       3,054                          4,910
                                                                     -------                        -------
Long-term debt                                                         3,570                          4,799
                                                                     -------                        -------
Deferred income taxes                                                  1,459                          1,225
                                                                     -------                        -------
Postretirement benefits                                                  603                            893
                                                                     -------                        -------
Deferred credits and other liabilities                                   489                            629
                                                                     -------                        -------
Commitments and contingencies
Minority interest                                                        320                            153
                                                                     -------                        -------
Preferred stock with mandatory redemption provisions                     147                            163
                                                                     -------                        -------
Stockholders' equity:
   Series A preferred stock                                               --                              9
   Common stock                                                          957                            870
   Stock Employee Compensation Trust (common stock held in trust)       (298)                          (499)
   Premium on common stock and other capital surplus                   3,553                          3,714
   Cumulative translation adjustments                                   (237)                          (303)
   Retained earnings (accumulated deficit)                              (905)                          (980)
                                                                     -------                        -------
                                                                       3,070                          2,811
   Less--Shares held as treasury stock, at cost                          170                            210
                                                                     -------                        -------
                                                                       2,900                          2,601
                                                                     -------                        -------
                                                                     $12,542                        $15,373
                                                                     -------                        -------

The accompanying notes to financial statements are an integral part of these balance sheets.
Reference is made to Note 1 for definitions of "Tenneco Industrial" and "Tenneco Finance."

Balance Sheets
                                                                    Tenneco Industrial                      Tenneco Finance
                                                               -----------------------------         ----------------------------
December 31 (Millions)                                           1994                 1993             1994                1993
---------------------                                          -------              -------          -------             --------
Assets
Current assets:
   Cash and temporary cash investments                         $   172              $   213           $  233              $     5
   Receivables--
      Customer notes and accounts (net)                            650                  561              882                2,098
      Affiliated companies                                          65                   57              186                  373
      Gas transportation and exchange                              214                  228               --                   --
      Income taxes                                                 234                  133               --                   --
      Other                                                        187                  126                5                   13
   Inventories                                                     910                1,581               --                   --
   Deferred income taxes                                            23                   40               --                   21
   Prepayments and other                                           315                  393                2                    3
                                                               -------              -------           ------               ------
                                                                 2,770                3,332            1,308                2,513
                                                               -------              -------           ------               ------
Investments and other assets:
   Investment in affiliated companies                            1,762                1,526               --                   --
   Other investments, at cost                                       42                   53                5                    5
   Long-term receivables--
          Notes and other (net)                                    214                  243              566                1,690
          Affiliated companies                                     264                   --               --                   32
   Investment in subsidiaries in excess of fair value
     of net assets at date of acquisition, less amortization       331                  422               --                   --
   Deferred income taxes                                            49                   38               --                   --
   Other                                                           951                1,372                3                    7
                                                               -------              -------           ------               ------
                                                                 3,613                3,654              574                1,734
                                                               -------              -------           ------               ------
Plant, property and equipment, at cost                          11,038               12,046               70                   69
   Less--Reserves for depreciation, depletion
     and amortization                                            5,863                6,419               18                   16
                                                               -------              -------           ------               ------
                                                                 5,175                5,627               52                   53
                                                               -------              -------           ------               ------
                                                               $11,558              $12,613           $1,934               $4,300
                                                               -------              -------           ------               ------
Liabilities and Stockholders' Equity
Current liabilities:
   Short-term debt (including current maturities
     on long-term debt)                                         $  310              $   179           $  410               $1,382
   Payables--
      Trade                                                      1,053                1,315               --                   --
      Affiliated companies                                          36                  148                7                   14
      Gas transportation and exchange                              159                  136               --                   --
   Taxes accrued                                                    86                  132               --                   26
   Interest accrued                                                102                  102               25                   52
   Restructuring liability                                          --                  213               --                   --
   Natural gas pipeline revenue reservation                        190                  291               --                   --
   Other                                                           853                1,286                7                   61
                                                              --------              -------           ------               ------
                                                                 2,789                3,802              449                1,535
                                                              --------              -------           ------               ------
Long-term debt                                                   2,865                3,143              705                1,710
                                                              --------              -------           ------               ------
Deferred income taxes                                            1,446                1,227               13                   (2)
                                                              --------              -------           ------               ------
Postretirement benefits                                            603                  893               --                   --
                                                              --------              -------           ------               ------
Deferred credits and other liabilities                             488                  631                2                    1
                                                              --------              -------           ------               ------
Commitments and contingencies
Minority interest                                                  320                  153               --                   --
                                                              --------              -------           ------               ------
Preferred stock with mandatory redemption provisions               147                  163               --                   --
                                                              --------              -------           ------               ------
Stockholders' equity:
   Series A preferred stock                                         --                    9               --                   --
   Common stock                                                    957                  870               71                  317
   Stock Employee Compensation Trust (common stock
     held in trust)                                               (298)                (499)              --                   --
   Premium on common stock and other capital surplus             3,553                3,714              264                  268
   Cumulative translation adjustments                             (237)                (303)               2                   (8)
   Retained earnings (accumulated deficit)                        (905)                (980)             428                  479
                                                              --------              -------           ------               ------
                                                                 3,070                2,811              765                1,056
   Less--Shares held as treasury stock, at cost                    170                  210               --                   --
                                                              --------              -------           ------               ------
                                                                 2,900                2,601              765                1,056
                                                              --------              -------           ------               ------
                                                               $11,558              $12,613           $1,934               $4,300
                                                              --------              -------           ------               ------


Statements of Cash Flows

                                                                                    Tenneco Inc. and Consolidated Subsidiaries
                                                                                   --------------------------------------------
Years Ended December 31 (Millions)                                                    1994             1993            1992
----------------------------------                                                 -----------     -----------     ------------
Operating Activities
Income (loss) from continuing operations                                           $       641     $       413     $       (714)
Adjustments to reconcile income (loss) from continuing operations to cash provided (used) by continuing operations--
   Depreciation, depletion and amortization                                                408             471              510
   Deferred income taxes                                                                   179             121             (516)
   (Gain) loss on sale of businesses and assets, net                                       (50)           (112)               1
   Changes in components of working capital--
      (Increase) decrease in receivables                                                  (111)            483              161
      (Increase) decrease in inventories                                                  (160)            107              292
      (Increase) decrease in prepayments and other current assets                           34              23               (5)
      Increase (decrease) in payables                                                       92            (124)            (156)
      Increase (decrease) in taxes accrued                                                (255)            (57)              24
      Increase (decrease) in interest accrued                                              (31)            (46)             (19)
      Increase (decrease) in restructuring liability                                       (72)            (78)             (57)
      Increase (decrease) in natural gas pipeline revenue reservation                      (91)            136              144
      Increase (decrease) in other current liabilities                                       7              31               65
   (Increase) decrease in long-term notes and receivables                                 (173)            440              580
   Take-or-pay (refunds to customers) recoupments, net                                      26             (34)              92
   Other                                                                                   (30)           (128)             571
                                                                                   -----------     -----------     ------------
      Cash provided (used) by continuing operations                                        414           1,646              973
      Cash provided (used) by discontinued operations                                       36             (31)             (44)
                                                                                   -----------     -----------     ------------
Net cash provided (used) by operating activities                                           450           1,615              929
                                                                                   -----------     -----------     ------------
Investing Activities
Net proceeds (expenditures) related to the sale of discontinued operations                 (17)            (54)             609
Net proceeds from sale of businesses and assets                                            860             266              141
Expenditures for plant, property and equipment--
   Continuing operations                                                                  (736)           (525)            (507)
   Discontinued operations                                                                 (68)            (62)             (88)
Acquisitions of businesses                                                                 (51)            (14)             (10)
Investments and other                                                                     (105)             51              (40)
                                                                                   -----------     -----------     ------------
Net cash provided (used) by investing activities                                          (117)           (338)             105
                                                                                   -----------     -----------     ------------
Financing Activities
Issuance of common, treasury and SECT shares                                               188           1,215              318
Purchase of common stock                                                                   (26)             (7)              (3)
Issuance of equity securities by a subsidiary                                              296              --               --
Redemption of equity securities by a subsidiary                                           (160)             --               --
Redemption of preferred stock                                                              (20)            (30)              (6)
Issuance of long-term debt                                                                 980               3            1,075
Retirement of long-term debt                                                            (1,466)         (2,019)          (1,206)
Net increase (decrease) in short-term debt
 excluding current maturities on long-term debt                                            375             (21)          (1,048)
Dividends (common and preferred)                                                          (318)           (307)            (266)
                                                                                   -----------     -----------     ------------
Net cash provided (used) by financing activities                                          (151)         (1,166)          (1,136)
                                                                                   -----------     -----------     ------------
Effect of foreign exchange rate changes on cash and temporary
 cash investments                                                                            5              (4)             (18)
                                                                                   -----------     -----------     ------------
Increase (decrease) in cash and temporary cash investments                                 187             107             (120)
Cash and temporary cash investments, January 1                                             218             111              231
                                                                                   -----------     -----------     ------------
Cash and temporary cash investments, December 31 (Note)                            $       405     $       218     $        111
                                                                                   -----------     -----------     ------------
Cash paid during the year for interest                                             $       613     $       759     $        926
Cash paid during the year for income taxes (net of refunds)                        $       380     $       349     $        729
                                                                                   -----------     -----------     ------------


The accompanying notes to financial statements are an integral part of these statements of cash flows.

Reference is made to Note 1 for definitions of "Tenneco Industrial" and "Tenneco Finance."

Note: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at date of purchase.

Statements of Cash Flows
                                                                             Tenneco Industrial             Tenneco Finance
                                                                         --------------------------    ---------------------------
Years Ended December 31 (Millions)                                        1994      1993      1992      1994      1993      1992
----------------------------------                                       -------   -------   -------   -------   -------   -------
Operating Activities
Income (loss) from continuing operations                                 $   641   $   413   $  (714)  $    86   $   106   $   132
Adjustments to reconcile income (loss) from continuing operations to cash provided (used) by continuing operations--
   Depreciation, depletion and amortization                                  406       469       508         2         2         2
   Deferred income taxes                                                     167       127      (510)       12        (6)       (6)
   (Gain) loss on sale of businesses and assets, net                         (50)     (112)        1        --        --        --
   Changes in components of working capital--
      (Increase) decrease in receivables                                  (1,235)       70      (134)    1,027       612       406
      (Increase) decrease in inventories                                    (160)      107       292        --        --        --
      (Increase) decrease in prepayments and other current assets             37        15         6         4        13       (10)
      Increase (decrease) in payables                                       (110)     (272)     (255)       89        (7)       27
      Increase (decrease) in taxes accrued                                  (235)      (46)       38       (20)      (11)      (14)
      Increase (decrease) in interest accrued                                 (3)      (29)       11       (29)      (17)      (30)
      Increase (decrease) in restructuring liability                         (72)      (78)      (57)       --        --        --
      Increase (decrease) in natural gas pipeline revenue reservation        (91)      136       144        --        --        --
      Increase (decrease) in other current liabilities                        27        37        39       (20)       (6)       26
   (Increase) decrease in long-term notes and receivables                    (46)       (1)       (2)     (134)      405       566
   Take-or-pay (refunds to customers) recoupments, net                        26       (34)       92        --        --        --
   Other                                                                     (69)     (156)      602         6       (30)      (52)
                                                                         -------   -------   -------   -------   -------   -------
      Cash provided (used) by continuing operations                         (767)      646        61     1,023     1,061     1,047
      Cash provided (used) by discontinued operations                        (32)      (31)      (44)       --        --       --
                                                                         -------   -------   -------   -------   -------   -------
Net cash provided (used) by operating activities                            (799)      615        17     1,023     1,061     1,047
                                                                         -------   -------   -------   -------   -------   -------
Investing Activities
Net proceeds (expenditures) related to the sale of discontinued
 operations                                                                  (17)      (54)      653        --        --        --
Net proceeds from sale of businesses and assets                              872       266       141       (12)       --        --
Expenditures for plant, property and equipment--
   Continuing operations                                                    (736)     (525)     (507)       --        --        --
   Discontinued operations                                                   (68)      (62)      (88)       --        --        --
Acquisitions of businesses                                                   (51)      (14)      (10)       --        --        --
Investments and other                                                       (350)       (7)      (30)       78        59       (61)
                                                                         -------   -------   -------   -------   -------   -------
Net cash provided (used) by investing activities                            (350)     (396)      159        66        59       (61)
                                                                         -------   -------   -------   -------   -------   -------
Financing Activities
Issuance of common, treasury and SECT shares                                 188     1,215       318       185         9        --
Purchase of common stock                                                     (26)       (7)       (3)       --        --        --
Issuance of equity securities by a subsidiary                                296        --        --        --        --        --
Redemption of equity securities by a subsidiary                             (160)       --        --        --        --        --
Redemption of preferred stock                                                (20)      (30)       (6)       --        --        --
Issuance of long-term debt                                                 1,035         9       950        12        11       125
Retirement of long-term debt                                                (302)   (1,264)     (721)   (1,276)     (785)     (492)
Net increase (decrease) in short-term debt
 excluding current maturities on long-term debt                              411       277      (545)      235      (348)     (519)
Dividends (common and preferred)                                            (318)     (307)     (266)      (18)       (8)     (105)
                                                                         -------   -------   -------   -------   -------   -------
Net cash provided (used) by financing activities                           1,104      (107)     (273)     (862)   (1,121)     (991)
                                                                         -------   -------   -------   -------   -------   -------
Effect of foreign exchange rate changes on cash and temporary
 cash investments                                                              4        (1)       (8)        1        (3)      (10)
                                                                         -------   -------   -------   -------   -------   -------
Increase (decrease) in cash and temporary cash investments                   (41)      111      (105)      228        (4)      (15)
Cash and temporary cash investments, January 1                               213       102       207         5         9        24
                                                                         -------   -------   -------   -------   -------   -------
Cash and temporary cash investments, December 31 (Note)                  $   172   $   213   $   102   $   233   $     5   $     9
                                                                         -------   -------   -------   -------   -------   -------
Cash paid during the year for interest                                   $   498   $   596   $   702   $   212   $   316   $   467
Cash paid during the year for income taxes (net of refunds)              $   319   $   273   $   635   $    61   $    76   $    94
                                                                         -------   -------   -------   -------   -------   -------


Statements of Changes in Stockholders' Equity

                                                                            Tenneco Inc. and Consolidated Subsidiaries
                                                                ------------------------------------------------------------------
                                                                         1994                  1993                   1992
Years Ended December 31                                         --------------------   --------------------   --------------------
(Millions Except Share Amounts)                                   Shares      Amount     Shares      Amount     Shares      Amount
-------------------------------                                 -----------   ------   -----------   ------   -----------   ------
Series A Preferred Stock
Balance January 1                                                 8,935,175   $    9     8,935,175   $    9     8,935,175   $    9
   Shares converted                                              (8,935,175)      (9)           --       --            --       --
                                                                -----------   ------   -----------   ------   -----------   ------
Balance December 31                                                      --       --     8,935,175        9     8,935,175        9
                                                                -----------   ------   -----------   ------   -----------   ------
Common Stock
Balance January 1                                               173,953,012      870   150,300,224      752   149,831,446      749
   Issued to convert Series A preferred stock                    17,342,763       87            --       --           --        --
   Issued to retire debt                                                 --       --    23,500,000      117           --        --
   Issued pursuant to benefit plans                                  37,996       --       151,678        1       468,114        3
   Other                                                              1,422       --         1,110       --           664       --
                                                                -----------   ------   -----------   ------   -----------   ------
Balance December 31                                             191,335,193      957   173,953,012      870   150,300,224      752
                                                                -----------   ------   -----------   ------   -----------   ------
Stock Employee Compensation Trust (SECT)
Balance January 1                                                               (499)                  (488)                    --
   Establishment of SECT                                                          --                     --                   (432)
   Shares issued                                                                 120                    119                     --
   Adjustment to market value                                                     81                   (130)                   (56)
                                                                              ------                 ------                 ------
Balance December 31                                                             (298)                  (499)                  (488)
                                                                              ------                 ------                 ------
Premium on Common Stock and
Other Capital Surplus
Balance January 1                                                              3,714                  2,637                  2,841
   Premium on common stock issued
    to retire debt                                                                --                    935                     --
   Premium on common stock issued
    pursuant to benefit plans                                                      2                      6                     15
   Conversion of Series A preferred stock                                        (78)                    --                     --
   Loss on issuance of treasury stock                                             (9)                    (3)                  (112)
   Loss on shares issued by SECT                                                  (5)                    (6)                    --
   Cost less market value of treasury
    shares issued to SECT                                                         --                     --                   (177)
   Dividends on shares held by SECT                                               13                     17                      5
   Adjustment of SECT to market value                                            (81)                   130                     56
   Other                                                                          (3)                    (2)                     9
                                                                              ------                 ------                 ------
Balance December 31                                                            3,553                  3,714                  2,637
                                                                              ------                 ------                 ------
Cumulative Translation Adjustments
Balance January 1                                                               (303)                  (230)                   (24)
   Translation of foreign currency statements                                     68                    (78)                  (236)
   Hedges of net investment in foreign
    subsidiaries (net of income taxes)                                            (2)                     5                     30
                                                                              ------                 ------                 ------
Balance December 31                                                             (237)                  (303)                  (230)
                                                                              ------                 ------                 ------
Retained Earnings (Accumulated Deficit)
Balance January 1                                                               (980)                (1,082)                   515
   Net income (loss)                                                             408                    426                 (1,323)
   Dividends--
      Preferred stock                                                             (8)                   (11)                   (13)
      Series A preferred stock                                                   (48)                   (50)                   (51)
      Common stock                                                              (273)                  (260)                  (207)
   Accretion of excess of redemption value
    of preferred stock over fair value
    at date of issue                                                              (4)                    (3)                    (3)
                                                                              ------                 ------                 ------
Balance December 31                                                             (905)                  (980)                (1,082)
                                                                              ------                 ------                 ------
Less--Common Stock Held
as Treasury Stock, at Cost
Balance January 1                                                 4,166,835      210     5,323,912      268    25,990,390    1,316
   Shares acquired                                                1,731,263       75       234,434       12       150,123        7
   Shares issued to SECT                                                 --       --            --       --   (12,000,000)    (607)
   Shares issued pursuant to benefit and
    dividend reinvestment plans                                  (2,280,588)    (115)   (1,391,511)     (70)   (8,356,389)    (425)
   Shares issued for acquisition                                         --       --            --       --      (460,212)     (23)
                                                                -----------   ------   -----------   ------   -----------   ------
Balance December 31                                               3,617,510      170     4,166,835      210     5,323,912      268
                                                                -----------   ------   -----------   ------   -----------   ------
   Total                                                                      $2,900                 $2,601                 $1,330
                                                                              ------                 ------                 ------


The accompanying notes to financial statements are an integral part of these statements of changes in stockholders' equity.

Notes to Financial Statements


1. Summary of Accounting Policies

Consolidation and Presentation

The financial statements of Tenneco Inc. and consolidated subsidiaries ("Tenneco") include all majority-owned subsidiaries including wholly-owned finance subsidiaries. Companies in which at least a 20% to a 50% voting interest is owned are carried at cost plus equity in undistributed earnings since date of acquisition (except for Tenneco's Farm and construction equipment segment as noted below) and cumulative translation adjustments. At December 31, 1994, equity in undistributed earnings (losses) and cumulative translation adjustments amounted to $154 million and $(29) million, respectively; at December 31, 1993, the corresponding amounts were $(57) million and $(10) million, respectively.

Reference is made to Note 8, "Investment in Affiliated Companies," for summarized financial information of Tenneco's proportionate share of 50% or less owned companies accounted for by the equity method of accounting.

In June 1994, Tenneco completed an initial public offering ("IPO") of approximately 29% of the common stock of Case Corporation ("Case"), the holder of Tenneco's Farm and construction equipment segment. In November 1994, a secondary offering of Case's common stock reduced Tenneco's ownership to approximately 44%. From January through November, Case's financial statements were fully consolidated with Tenneco's. From July through November, the financial statements reflected the 29% minority stockholders' interest in Case. Subsequent to November, Case was reflected in Tenneco's financial statements using the equity method of accounting. For further information on this subject, reference is made to Note 3, "Discontinued Operations, Disposition of Assets and Extraordinary Loss."

The accompanying financial statements also include, on a separate and supplemental basis, the combination of Tenneco's industrial companies and finance companies as follows:

Tenneco Industrial--The financial information captioned "Tenneco Industrial" reflects the consolidation of all majority-owned subsidiaries except for the finance subsidiaries. The finance operations have been included using the equity method of accounting whereby the net income and net assets of these companies are reflected, respectively, in the income statement caption, "Equity in net income of affiliated companies," and in the balance sheet caption, "Investment in affiliated companies."

Tenneco Finance--The financial information captioned "Tenneco Finance" reflects the combination of Tenneco's wholly-owned finance subsidiaries.

Prior to the Case IPO, the wholesale (dealer) credit and retail credit operations of Case were financed by wholly-owned finance subsidiaries. Subsequent to the IPO, the wholesale (dealer) credit operations are being financed by industrial subsidiaries. As a result of this change, interest expense related to the wholesale (dealer) credit operations has been reported as "Interest expense" rather than "Finance charges--Tenneco Finance" as in prior periods. If prior periods were reclassified to reflect this prospective presentation of interest expense related to wholesale (dealer) credit operations, consolidated "Finance charges--Tenneco Finance" would have been reduced and "Interest expense" would have increased by $22 million, $69 million and $123 million for 1994, 1993 and 1992, respectively, with no effect on consolidated net income. At December 31, 1993, this change would have increased receivables and debt of Tenneco Industrial by $1.5 billion, with no effect on the consolidated balance sheet.

All significant intercompany transactions, including activity within and between the "Tenneco Industrial" and "Tenneco Finance" business units, have been eliminated.

Gains or losses on the sale by a subsidiary of its stock are included in the Statements of Income (Loss).

Environmental Liabilities

Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. All available evidence is considered including prior experience in remediation of contaminated sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These liabilities are included in the balance sheet at their undiscounted amounts. Recoveries are evaluated separately from the liability and, when recovery is assured, are recorded and reported separately from the associated liability in the financial statements.

For further information on this subject, reference is made to Note 17, "Commitments and Contingencies--Environmental Matters."

Depreciation and Amortization

Depreciation of Tenneco's properties is provided on a straight-line basis in amounts which, in the opinion of management, are adequate to allocate the cost of properties over their estimated useful lives.

The excess of investment in subsidiaries over fair value of net assets at date of acquisition is being amortized over periods ranging from 15 years to 40 years. Such amortization relative to continuing operations amounted to $21 million, $15 million and $13 million for 1994, 1993 and 1992, respectively, and is included in the income statement caption, "Other income, net."

Revenue Recognition

Newport News Shipbuilding and Dry Dock Company ("Newport News"), a wholly-owned subsidiary, reports profits on its long-term shipbuilding contracts on the percentage-of-completion method of accounting, determined on the basis of total costs incurred to date to estimated final total costs. Losses on contracts are reported when first estimated. The performance of contracts usually extends over several years, requiring periodic reviews and revisions of estimated final contract prices and costs during the term of the contracts. The effect of these revisions is included in income in the period the revisions are made.

Sales by Case to independent dealers are recorded at the time of shipment to those dealers. Sales through company-owned retail stores are recorded at the time of sale to retail customers. Case grants certain sales incentives to stimulate sales of the farm and construction equipment products to retail customers. The expense for such incentive programs is recorded at the time of sale.

Tenneco's other divisions recognize revenue on the accrual method when title passes to the customer or when the service is performed.

Risk Management Activities

Tenneco has utilized financial instruments for many years to mitigate its exposure to various risks. Tenneco is currently a party to financial instruments to hedge its exposure to changes in interest rates, foreign currency exchange rates and natural gas prices. These activities are summarized in the following paragraphs.

Tenneco is a party to various interest rate swaps under which it has agreed with other parties to pay or receive, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to agreed notional principal amounts. The amount paid or received under these agreements is recognized as an adjustment to interest expense.

Tenneco utilizes a combination of forward exchange contracts and currency/interest rate swaps to hedge the translation effects of its net investment in certain foreign subsidiaries. The after-tax translation gains (losses) incurred are included in the balance sheet caption "Cumulative translation adjustments." Various foreign currency purchase and sale contracts are also utilized to minimize the transaction effect in the income statement of exchange rate movement on receivables and payables denominated in foreign currencies. Tenneco identifies naturally occurring offsetting positions and then hedges residual exposures.

Tenneco also utilizes various financial instruments to hedge firm commitments and transactions associated with its natural gas business. Gains and losses related to hedges are recognized in income when the hedged transaction occurs. As of December 31, 1994 and 1993, Tenneco's deferred gains and losses associated with these transactions were not significant.

Changes in Accounting Principles

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

Tenneco elected early adoption of FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its domestic operations and FAS No. 109, "Accounting for Income Taxes." Both standards were adopted effective January 1, 1992, using the cumulative catch-up method.

Under FAS No. 106, Tenneco is required to accrue the estimated costs of retiree benefits other than pensions (primarily health care benefits and life insurance) during the employees' active service period. Prior to 1992, Tenneco expensed the cost of these benefits as medical and insurance claims were paid. Tenneco will adopt the new standard for its non-U.S. plans in the first quarter of 1995 but does not expect that the adoption will have a material effect on Tenneco's consolidated financial position or results of operations.

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

Reference is made to Note 7, "Income Taxes," and Note 13, "Postretirement and Postemployment Benefits," for further information regarding these changes.

Inventories

At December 31, 1994 and 1993, inventory by major classification was as follows:

(Millions)                        1994    1993
----------                       -----   ------
Finished goods                    $333   $  918
Work in process                     92      163
Long-term contracts in progress,
 less progress billings            138       66
Raw materials                      191      281
Materials and supplies             156      153
                                  ----   ------
                                  $910   $1,581
                                  ----   ------

A portion of domestic inventories are valued using the "last-in, first-out" method, which is not in excess of market. All other inventories are valued at the lower of cost (determined on the "first-in, first-out" ("FIFO") or "average" methods) or market based on estimated realizable value. If the FIFO or average method of inventory accounting had been used by Tenneco for all inventories, inventories would have been $54 million, $47 million and $57 million higher at December 31, 1994, 1993 and 1992, respectively.

Notes Receivable

Short-term notes receivable of $337 million and $1,359 million were outstanding at December 31, 1994 and 1993, respectively, of which $289 million and $1,299 million, respectively, related to Tenneco Finance. These notes receivable are presented net of unearned finance charges of $43 million and $96 million at December 31, 1994 and 1993, respectively, which related principally to Tenneco Finance. At December 31, 1994 and 1993, unearned finance charges related to long-term notes and other receivables were $66 million and $139 million, respectively, which related principally to Tenneco Finance.

Allowance for Doubtful Accounts and Notes Receivable

At December 31, 1994 and 1993, the allowance for doubtful accounts and notes receivable was $48 million and $129 million, respectively, of which $42 million related to Tenneco Finance at December 31, 1993.

Restrictions on the Payment of Dividends

Tenneco Inc. is a party to credit agreements containing provisions that limit the amount of dividends paid on its common stock. At December 31, 1994, under the most restrictive provisions contained in these credit agreements, Tenneco Inc. had in excess of $900 million available for the payment of dividends.

At December 31, 1994, Tennessee Gas Pipeline Company ("Tennessee"), a wholly-owned consolidated subsidiary, had retained earnings of $3,640 million of which $748 million was restricted as to the payment of dividends under certain of its notes and debentures. Also at December 31, 1994, Case, a 44% owned affiliate, had retained earnings of $83 million of which $72 million was restricted as to the payment of dividends pursuant to Case's revolving credit agreement. The payment of unrestricted amounts by such subsidiaries or affiliates would not affect the amount of retained earnings of Tenneco Inc. available for dividends on common stock.

Reclassifications

Prior years' financial statements have been reclassified where appropriate to conform to 1994 presentations.

2. Acquisitions

On October 6, 1994, Tenneco Inc. (hereinafter referred to as the "Company") announced that Tenneco Power Generation Company, a division of Tenneco Gas, signed a letter of intent to complete the acquisition of ARK Energy, Inc., for approximately $60 million in Tenneco Inc. common stock and other consideration. The acquisition is expected to be completed by midyear 1995. ARK Energy, Inc. is a privately-owned power generation company.

On November 30, 1994, the Company announced that its Tenneco Automotive subsidiary completed the acquisition of Heinrich Gillet GmbH & Company for $44 million in cash and $69 million in assumed debt. Heinrich Gillet GmbH & Company is the leading manufacturer of original equipment exhaust systems and components for European automakers.

3. Discontinued Operations, Disposition of Assets and Extraordinary Loss

Discontinued Operations

In December 1994, the Company announced its intent to offer 100% of its Albright & Wilson chemicals segment in an IPO. The offering was underwritten in the United Kingdom and was offered primarily in the United Kingdom. Also in 1994, Tenneco sold its brakes operation.

Net proceeds from the sale of the chemicals operations are expected to be $707 million when the sale is completed in early March 1995. Proceeds from the sale of the brakes operations were $18 million. The sales of these discontinued operations resulted in a loss of $170 million and $26 million, net of income tax expense (benefit) of $115 million and $(15) million, respectively.

Revenues for the chemicals discontinued operations were $986 million, $914 million and $951 million for 1994, 1993 and 1992, respectively. Net income was $12 million, $45 million and $38 million, net of income tax expense of $9 million, $5 million and $8 million for 1994, 1993 and 1992, respectively. Net assets for the chemicals operations were $639 million and $558 million at December 31, 1994 and 1993, respectively.

Revenues for the brakes discontinued operations were $62 million, $54 million and $45 million for 1994, 1993 and 1992, respectively. Net loss was $5 million, $7 million and $7 million, net of income tax benefit of $5 million, $4 million and $5 million for 1994, 1993 and 1992, respectively. Net assets of the brakes operations were $61 million at December 31, 1993.

The allocation of interest expense to discontinued operations is based on the ratio of net assets of discontinued operations to consolidated net assets plus debt. Interest expense, net of income tax, of $19 million, $19 million and $20 million was allocated to the chemicals operations and $2 million, $3 million and $3 million was allocated to the brakes operations for 1994, 1993 and 1992, respectively.

During 1992, Tenneco sold its minerals and pulp chemicals operations for proceeds of $500 million and $202 million, respectively. The sales of these discontinued operations resulted in a gain (loss) of $96 million and $(25) million, net of income tax expense of $45 million and $0, respectively. Revenues for the minerals discontinued operations were $55 million for 1992. Net income was $3 million, net of income tax expense of $3 million for 1992. Revenues for the pulp chemicals discontinued operations were $54 million for 1992. Net loss was $3 million, net of income tax benefit of $2 million for 1992.

Interest expense, net of income tax, of $5 million each was allocated to the minerals operations and the pulp chemicals operations for 1992.

Disposition of Assets

In June 1994, Tenneco completed an IPO of approximately 29% of the common stock of Case. In November 1994, a secondary offering of Case common stock reduced Tenneco's ownership interest in Case to approximately 44%. Combined proceeds from the two transactions was $694 million, net of commissions and expenses. The combined gain on the transactions was $36 million, including a $7 million tax benefit.

Tenneco disposed of several other assets and investments during 1994 including a facility, machinery and equipment at its Packaging segment ("PCA") and facilities and equipment at Case. Proceeds from these dispositions were $125 million resulting in a pre-tax loss of $2 million.

In 1994, Tenneco Energy Resources Corporation, a subsidiary which operates non-regulated gas marketing and intrastate pipeline businesses, issued 50 shares of its common stock diluting Tenneco's ownership in this subsidiary to 80%. Cash proceeds were $41 million resulting in a gain of $23 million. No taxes were provided on the gain because management expects that the recorded investment will be recovered in a tax-free manner.

During 1993, Tenneco disposed of a number of assets and investments including its Newport News' Sperry Marine business; several PCA operations; two wholly-owned pipeline companies, Viking Gas Transmission Company and Dean Pipeline Company; and facilities and land of two foreign Case operations. The proceeds from dispositions were $266 million and the pre-tax gain was $112 million.

Extraordinary Loss

In June 1994, an extraordinary loss of $5 million was recorded, net of $2 million income tax benefit, for the redemption premium resulting from the prepayment of debt.

In April 1993, the Company issued 23.5 million shares of common stock for approximately $1.1 billion. The proceeds were used to retire $327 million of short-term debt, $688 million of long-term debt and $14 million of variable-rate preferred stock. In November 1993, Tenneco retired DM250 million bonds. The redemption premium related to the retirement of long-term debt resulting from these two transactions ($25 million, net of income tax benefits of $13 million) was recorded as an extraordinary loss.

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

4. Long-Term Debt, Short-Term Debt and Financing Arrangements

Long-Term Debt

A summary of long-term debt outstanding at December 31, 1994 and 1993, is set forth in the following table:


(Millions)                                                                                               1994       1993
----------                                                                                              ------     ------
Tenneco Industrial
Tenneco Inc.--
  Debentures due 1998 through 2012, average effective interest rate 9.7% in 1994 and 1993
    (net of $2 million in 1994 and 1993 of unamortized discount)                                        $  398     $  398
  Notes due 1995 through 2005, average effective interest rate 9.2% in 1994 and 9.3% in 1993
    (net of $4 million in 1994 and 1993 of unamortized discount)                                         1,681      1,830
Tennessee Gas Pipeline Company--
  Debentures due 2011, effective interest rate 15.1% in 1994 and 1993
    (net of $219 million in 1994 and $222 million in 1993 of unamortized discount)                         181        178
  Notes due 1995 through 1997, average effective interest rate 10.1% in 1994 and 1993
    (net of $8 million in 1994 and $11 million in 1993 of unamortized discount)                            808        805
Other subsidiaries--
  Notes due 1995 through 2014, average effective interest rate 8.6% in 1994 and 5.9% in 1993
    (net of $20 million in 1994 and 1993 of unamortized discount)                                           51         82
                                                                                                        ------     ------
                                                                                                         3,119      3,293
Less--Current maturities                                                                                   254        150
                                                                                                        ------     ------
                                                                                                         2,865      3,143
                                                                                                        ------     ------
Tenneco Finance
Tenneco Credit Corporation--
  Senior notes due 1995 through 2001, average effective interest rate 9.6% in 1994 and 9.4%
    in 1993 (net of $2 million in 1994 and 1993 of unamortized discount)                                   749      1,248
  Medium-term notes due 1995 through 2002, average interest rate 9.4% in 1994 and 9.3% in 1993              73         74
  Subordinated notes due 1998 through 2001, average interest rate 9.9% in 1994 and 1993                     92         92
Case Finance Company(a)--
  Notes due through 1996, average interest rate 5.3%                                                        --        500
  Medium-term notes due through 1997, average interest rate 9.8%                                            --         92
  Subordinated notes due through 1998, average interest rate 5.7%                                           --         31
Tenneco International Finance Ltd.(a)--
  Notes due through 1996, average interest rate 5.5%                                                        --        123
Other subsidiaries--
  Notes due 1995 through 2010, average effective interest rate 12.7% in 1994 and 13.3% in 1993
    (net of $28 million in 1994 and $30 million in 1993 of unamortized discount)                            30         32
Intercompany debt with Tenneco Industrial(a)                                                                --         54
                                                                                                        ------     ------
                                                                                                           944      2,246
Less--Current maturities                                                                                   239        536
                                                                                                        ------     ------
                                                                                                           705      1,710
                                                                                                        ------     ------
Elimination of intercompany debt                                                                            --        (54)
                                                                                                        ------     ------
                                                                                                        $3,570     $4,799
                                                                                                        ------     ------


Note: (a) These notes were prepaid as part of the actions taken pursuant to the Case IPO.

At December 31, 1994 and 1993, approximately $154 million and $272 million, respectively, of gross plant, property and equipment was pledged as collateral to secure $31 million and $34 million, respectively, principal amounts of long-term debt.

The aggregate maturities and sinking fund requirements applicable to the issues outstanding at December 31, 1994, are $493 million, $437 million, $518 million, $843 million and $256 million for 1995, 1996, 1997, 1998 and 1999, respectively.

Short-Term Debt

Information for the years ended December 31, 1994 and 1993, regarding short-term debt follows:


                                                                                     1994                        1993
                                                                           ------------------------    -------------------------
                                                                           Commercial      Lines       Commercial       Lines
(Dollars in Millions)                                                        Paper       of Credit*      Paper        of Credit*
---------------------                                                      ----------    ----------    ----------    -----------
Outstanding borrowings at end of year--
  Tenneco Industrial                                                       $       --    $       44    $       --    $        29
  Tenneco Finance                                                                  --            --           496             63
                                                                           ----------    ----------    ----------    -----------
                                                                           $       --    $       44    $      496    $        92
                                                                           ----------    ----------    ----------    -----------
Average interest rate on outstanding borrowings at end of year                     --           9.8%          4.0%           7.0%
Approximate maximum month-end outstanding borrowings during year           $      362    $    1,023    $      608    $       470
Approximate average month-end outstanding borrowings during year           $      164    $      375    $      501    $       203
Weighted average interest rate on approximate average month-end
  outstanding borrowings during year                                              4.6%          6.4%          4.4%           5.9%
                                                                           ----------    ----------    ----------    -----------


* Includes borrowings under both committed and uncommitted lines of credit and similar arrangements.
  Tenneco had other short-term borrowings outstanding of $8 million at December 31, 1994.

Financing Arrangements

As of December 31, 1994, Tenneco and its subsidiaries had arranged total lines of credit of $2.2 billion, of which $2.1 billion are committed lines of credit as more fully described below:


                                                                     Committed Lines of Credit(a)
                                                              ----------------------------------------------
(Millions)                                       Term         Commitments        Borrowed        Available
----------                                      -------       -----------       ----------      ------------
Tenneco Inc. credit agreements                  Various         $2,000(b)          $ --            $2,000
Finance subsidiary credit agreement               1996              25               --                25
Other subsidiaries credit agreements            Various             63               34                29
                                                                ------             ----            ------
                                                                $2,088             $ 34            $2,054
                                                                ------             ----            ------


Notes: (a) Tenneco and its subsidiaries generally are required to pay commitment fees on the unused portion of the total commitment and facility fees on the total commitment.

       (b) Of the $2 billion lines of credit, $1.9 billion are committed through 1999 and $100 million expire on December 31, 1995. Since December
           31, 1994, the $100 million lines of credit due to expire in 1995 have been replaced with $100 million which are committed through 1999. Of the total lines of credit, $300 million are available to both Tenneco Inc. and Tenneco Finance.

5. Financial Instruments

The estimated fair values of Tenneco's financial instruments at December 31, 1994 and 1993, were as follows:


                                                                                     1994                   1993
                                                                             -------------------    -------------------
                                                                             Carrying     Fair      Carrying     Fair
(Millions)                                                                    Amount      Value      Amount      Value
----------                                                                   --------    -------    --------    -------
Cash and temporary cash investments                                          $    405    $   405    $    218    $   218
                                                                             --------    -------    --------    -------
Receivables (customer and long-term)                                            2,604      2,604       4,630      4,630
                                                                             --------    -------    --------    -------
Other investments                                                                  39         39          41         41
                                                                             --------    -------    --------    -------
Short-term debt (excluding current maturities)                                     52         52         588        588
                                                                             --------    -------    --------    -------
Long-term debt (including current maturities of $493 and $686 million)          4,063      4,286       5,485      6,328
                                                                             --------    -------    --------    -------
Interest rate swaps:
  In a net receivable position                                                     --         --          --         43
  In a net payable position                                                        --        (30)         --        (92)
                                                                             --------    -------    --------    -------
Foreign currency contracts receivable                                              15         20          10         11
                                                                             --------    -------    --------    -------


The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and Temporary Cash Investments--Fair value was considered to be the same as the carrying amount.

Receivables--Tenneco believes that in the aggregate, the carrying amount of its receivables, both current and non-current, was not materially different from the fair value of those receivables. At December 31, 1994, the remainder of the United States retail receivables retained by Tenneco Credit Corporation when Tenneco transferred its Case assets to Case Equipment Corporation in June 1994 accounted for approximately 30% of total customer and long-term receivables; the Case Corporation 10 1/2% Senior Subordinated Note due June 30, 2002, with a current carrying amount of $264 million accounts for an additional 10%. The Automotive parts segment (15%), Natural gas pipelines segment (11%) and Packaging segment (11%) accounted for the other significant concentrations. At December 31, 1993, approximately 75% of customer and long-term receivables were concentrated in the Farm and construction equipment segment.

Other Investments--At December 31, 1994, these investments included preferred stock ($17 million) in Steerage Corporation (the acquiror of Newport News' Sperry Marine Business) and venture capital investments ($5 million). At December 31, 1993, these investments included preferred stock ($17 million) in Steerage Corporation and venture capital investments ($8 million). Because of the nature of these investments, it was not practicable to estimate their fair value.

Short-Term Debt--Fair value was considered to be the same as the carrying amount.

Long-Term Debt--The fair value of fixed-rate long-term debt was based on the market value of debt with similar maturities and interest rates; the carrying amount of floating-rate long-term debt was assumed to approximate its fair value.

Interest Rate Swaps--The fair value of interest rate swaps was based on the cost that would have been incurred to buy out those swaps in a loss position and the consideration that would have been received to terminate those swaps in a gain position. At December 31, 1994 and 1993, Tenneco was a party to swaps with a notional value of $1.6 billion and $944 million, respectively, which were in a net payable position and $775 million for 1993 which were in a net receivable position. The amount paid or received on interest rate swap agreements was recognized as an adjustment to interest expense.

Consistent with its overall policy, Tenneco uses these instruments from time to time only to hedge known, quantifiable risks arising from fluctuations in interest rates. The counterparties to these interest rate swaps are major international financial institutions. The risk associated with counterparty default on interest rate swaps is measured as the cost of replacing, at the prevailing market rates, those contracts in a gain position. In the event of non-performance by the counterparties, the cost to replace outstanding interest rate swaps at December 31, 1994 and 1993, would not have been material.

Foreign Currency Contracts--At December 31, 1994 and 1993, Tenneco was a party to currency/interest rate swaps and foreign exchange forward contracts totaling $518 million and $133 million, respectively. These instruments hedge certain translation effects of Tenneco's investment in net assets in certain foreign countries, primarily Great Britain. Pursuant to these arrangements, Tenneco recognized aggregate after-tax translation gains (losses) of $(2) million, $5 million and $30 million for 1994, 1993 and 1992, respectively, which have been included in the balance sheet caption "Cumulative translation adjustments."

In the normal course of business, Tenneco and its foreign subsidiaries routinely enter into various foreign currency purchase and sale contracts to hedge the transaction effect of exchange rate movements on receivables and payables denominated in foreign currencies. These contracts generally mature in one year or less. At December 31, 1994, Tenneco had net purchase contracts (primarily Australian Dollars, Belgian Francs, French Francs, Dutch Guilders, Danish Krone, Spanish Pesetas, Italian Lira and Swedish Krona) with a notional value of $278 million and net sale contracts (primarily Canadian Dollars, German Marks and British Pounds) with a notional value of $276 million. At December 31, 1993, Tenneco had net purchase contracts (primarily Belgian Francs, French Francs, Dutch Guilders, Danish Krone, Italian Lira and Swedish Krona) with a notional value of $308 million and net sale contracts (primarily Canadian Dollars, U.S. Dollars and British Pounds) with a notional value of $315 million. Based on exchange rates at December 31, 1994 and 1993, the cost of replacing these contracts in the event of non-performance by the counterparties would not have been material.

Subsequent to the Case IPO and secondary offering, Tenneco has continued to perform certain administrative functions for Case, including certain foreign currency management activities. At December 31, 1994, Tenneco had net purchase contracts (primarily Canadian Dollars, Australian Dollars, Spanish Pesetas, German Marks and British Pounds) with a notional value of $152 million and net sale contracts (primarily U.S. Dollars) with a notional value of $152 million with Case which is now reflected in Tenneco's financial statements using the equity method of accounting.

Price Risk Management--Tenneco enters into short-term price swap agreements to hedge against the price risk associated with natural gas sales and supply contracts. Tenneco also hedges anticipated injections and withdrawals from gas storage expected to occur within a year. Consistent with its overall policy, Tenneco uses these instruments from time to time to mitigate quantifiable risks arising from fluctuations in gas prices. Tenneco had swap agreements to exchange monthly payments on notional quantities amounting to 70.2 Bcf and 19.3 Bcf as of December 31, 1994 and 1993, respectively. Based upon natural gas prices at December 31, 1994, Tenneco would be required to pay approximately $0.4 million related to these swap agreements. Tenneco is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments. However, Tenneco believes that these counterparties will be able to fully satisfy their obligations under these contracts.

Guarantees--At December 31, 1994 and 1993, Tenneco had guaranteed payment and performance of approximately $50 million and $95 million, respectively, primarily with respect to letters of credit and other guarantees supporting various financing and operating activities.

--------------------------------------------------------------------------------

6. Federal Energy Regulatory Commission ("FERC") Regulatory Matters

Restructuring Proceedings

Pursuant to Order 636 issued by the FERC on April 8, 1992, Tennessee implemented revisions to its tariff which put into effect on September 1, 1993, the restructuring of its transportation, storage and sales services. Pursuant to the provisions of Order 636 allowing for the recovery of transition costs related to the restructuring, Tennessee has made filings to recover gas production costs related to its Bastian Bay facilities, the remaining balance of purchased gas ("PGA") costs, stranded transportation ("TBO") costs and gas supply realignment ("GSR") costs resulting from remaining gas purchase obligations.

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

The filings implementing Tennessee's recovery mechanisms for the following transition costs were accepted effective September 1, 1993, and made subject to refund pending FERC review: 1) direct-billing of unrecovered PGA costs to its former sales customers over a twelve-month period, 2) recovery of TBO costs, which Tennessee is obligated to pay under existing contracts, through a surcharge from firm transportation customers, adjusted annually and 3) GSR cost recovery of 90% of such costs over a period of up to thirty-six months from firm transportation customers and recovery of 10% of such costs from interruptible transportation customers.

Following negotiations with its customers, Tennessee filed in July 1994 with the FERC a Stipulation and Agreement (the "PGA Stipulation"), which provides for the recovery of PGA costs of approximately $100 million and the recovery of costs associated with the transfer of storage gas inventory to new storage customers in Tennessee's restructuring proceeding. The PGA Stipulation eliminates all challenges to the PGA costs, but establishes a cap on the charges that may be imposed upon former sales customers. On November 15, 1994, the FERC issued an order approving the PGA Stipulation and resolving all outstanding issues. However, certain customers have requested a rehearing and the FERC has deferred action on their issues to a later date. Tennessee implemented the terms of the PGA Stipulation on December 1, 1994, and expects to make refunds in 1995. Tennessee has recorded a liability which it believes is adequate to cover the PGA refunds.

Tennessee is recovering TBO costs formerly incurred to perform its sales functions, subject to refund, pending review of data submitted by Tennessee through technical conference proceedings. On November 18, 1994, the FERC issued an order on Tennessee's initial TBO surcharge filing to recover TBO costs for the twelve-month period beginning September 1, 1993. The order required Tennessee to remove certain costs from this surcharge, subject to FERC's review at a second technical conference and FERC's consideration of a request for rehearing. On November 30, 1994, Tennessee filed for a surcharge to recover approximately $25 million of TBO costs in compliance with the FERC's order, and in a separate filing, Tennessee filed to recover its projected annual TBO costs of approximately $21 million for the twelve-month period beginning September 1, 1994, through a new TBO surcharge. The FERC accepted Tennessee's filing to recover its projected TBO costs, subject to refund, pending review through technical conference proceedings.

In connection with Tennessee's GSR cost recovery discussed below, Tennessee, along with three other pipelines, executed four separate settlement agreements with Dakota Gasification Company and the U.S. Department of Energy and initiated four separate proceedings at the FERC seeking approval to implement the settlement agreements. The settlement resolved litigation concerning purchases made by Tennessee of synthetic gas produced from the Great Plains Coal Gasification plant ("Great Plains"). On October 18, 1994, the FERC consolidated the four proceedings and set them for hearing before an administrative law judge who is to issue his initial decision by December 31, 1995. The FERC has committed to a final order by December 31, 1996. The FERC order stated that the costs related to the Great Plains project are eligible for recovery through GSR and other special recovery mechanisms and that the costs are eligible for recovery for the duration of the term of the original gas purchase agreements. The hearing will be limited to the issue of whether the settlement agreements are prudent.

Also in connection with Tennessee's GSR cost recovery proceedings discussed below, on October 14, 1993, Tennessee was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that Tennessee had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. On two subsequent occasions, TransTexas gave Tennessee notice that it was adding new production and/or acreage "to the contract." An amendment to the pleadings seeks $1.5 billion from Tennessee for alleged damages caused by Tennessee's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves, thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. Tennessee believes it has meritorious defenses to the claims of ICA and TransTexas, which defenses it will vigorously assert.

As of December 31, 1994, Tennessee has deferred GSR costs yet to be recovered from its customers of approximately $177 million, net of $187 million previously collected from its customers, subject to refund. Proceedings have commenced to review the recovery of these GSR costs; however, the FERC has also generally encouraged pipelines to settle such issues through negotiations with customers. Although Order 636 contemplates complete recovery by pipelines of qualified transition costs, Tennessee has initiated settlement discussions with its customers concerning the amount of recoverable GSR costs in response to recent FERC and customer statements acknowledging the desirability of such settlements. Tennessee is also engaged in separate settlement and contract reformation discussions with holders of certain gas purchase contracts who have sued Tennessee, although Tennessee believes that its defenses in the underlying gas purchase contract actions are meritorious.

Given the uncertainty over the results of ongoing discussions between Tennessee and its customers related to the recovery of GSR costs and the uncertainty related to predicting the outcome of its gas purchase contract reformation efforts and the associated litigation, Tenneco is unable to predict the timing or the ultimate impact the resolution of these issues will have on its consolidated financial position or results of operations.

Rate Proceedings

The FERC issued final orders approving Tennessee's Stipulation and Agreement partially resolving its 1991 rate case. Pursuant to these final FERC orders, rates for the period February 1, 1992, through August 31, 1993, were approved, and Tennessee paid refunds for this period in June 1994. The refunds had no material effect on reported net income. Also pursuant to these orders, rates for the period after September 1, 1993, were approved and Tennessee paid refunds for the period September 1, 1993, to October 31, 1994, in February 1995. As of December 31, 1994, Tennessee had recorded a liability which is adequate to cover estimated refund obligations.

The approved Stipulation and Agreement discussed above also established procedures for resolving the recovery of certain environmental expenditures. These environmental costs are currently being collected in Tennessee's rates subject to further review and possible refund. Tennessee intends to pursue full recovery of the costs at issue. Tennessee is also currently pursuing the possibility of a global settlement with its customers that would not only address recovery of the environmental costs currently being recovered in its rates, but would also establish a mechanism for recovering a substantial portion of the environmental costs discussed in Note 17, "Commitments and Contingencies--Environmental Matters," that will be expended in the future. The total amount of and timing for any recovery pursuant to such a global settlement will depend upon the results of Tennessee's negotiations with its customers and will be subject to FERC approval.

On December 30, 1994, Tennessee filed a general rate increase in Docket No. RP95-112 which reflected an increase in Tennessee's revenue requirement of $118 million, including recovery of certain environmental costs as discussed in Note
17. On January 25, 1995, the FERC accepted the filing, suspended its effectiveness for the maximum period of five months pursuant to normal regulatory process, and set the matter for hearing. This order also required the convening of a technical conference to address various concerns raised by the FERC and Tennessee's customers over, among other issues, Tennessee's ability to provide its shippers with timely and accurate operating and billing information, and the associated systems costs. The ultimate resolution of these issues may result in adjustments to customer billings. Subject to the outcome of these issues and certain modifications identified in the FERC order, the increased rates will become effective on July 1, 1995, subject to refund.

7. Income Taxes

Effective January 1, 1992, Tenneco changed its method of accounting for income taxes from the deferred method to the liability method required by FAS No. 109, "Accounting for Income Taxes," using the cumulative catch-up method. This standard requires that a deferred tax be recorded to reflect the tax expense (benefit) resulting from the recognition of temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years. No provision has been made for U.S. income taxes on unremitted earnings of foreign subsidiaries ($440 million at December 31, 1994) except for earnings attributable to Albright & Wilson. It is the present intention of management to reinvest a major portion of such unremitted earnings in foreign operations.

The components of income (loss) from continuing operations before income taxes are as follows:

Years Ended December 31 (Millions)               1994       1993       1992
----------------------------------              ------     ------     ------
U.S. income before
 income taxes                                   $  766     $  530     $   34
Foreign income (loss) before
 income taxes                                      206        140       (675)
                                                ------     ------     ------
Income (loss) before
 income taxes                                   $  972     $  670     $ (641)
                                                ------     ------     ------

Following is an analysis of the components of consolidated income tax expense applicable to continuing operations:

Years Ended December 31 (Millions)               1994       1993       1992
----------------------------------              ------     ------     ------
Current--
  U.S.                                          $  (13)    $   51     $  464
  State and local                                   42         56         70
  Foreign                                           98         30         70
                                                ------     ------     ------
                                                   127        137        604
                                                ------     ------     ------
General business credits (U.S.)--
  Current                                           (5)        (1)       (15)
  Deferred                                          --         --         10
                                                ------     ------     ------
                                                    (5)        (1)        (5)
                                                ------     ------     ------
Deferred--
  U.S.                                             211        121       (503)
  State and local                                   14         11        (23)
  Foreign                                          (46)       (11)        --
                                                ------     ------     ------
                                                   179        121       (526)
                                                ------     ------     ------
Income tax expense                              $  301     $  257     $   73
                                                ------     ------     ------

In August 1993, the U.S. federal income tax rate was increased from 34% to 35%, retroactive to January 1, 1993. For 1992, this rate was 34%. Following is a reconciliation of income taxes computed at the U.S. federal income tax rate to the income tax expense from continuing operations reflected in the Statements of Income (Loss):

Years Ended December 31 (Millions)               1994       1993       1992
----------------------------------              ------     ------     ------
Tax expense (benefit) computed at the U.S.
 federal income tax rate                        $  340     $  235     $ (218)
Increases (reductions) in income tax expense
 resulting from:
  Foreign income taxed at different rates and
   foreign losses with no tax benefit               30         26         75
  Restructuring costs                               --         --        188
  Permanent differences on sale of businesses      (48)        (6)        --
  State and local taxes on income, net of U.S.
   federal income tax benefit                       36         43         31
  U.S. federal income tax rate change               --          8         --
  Realization of unrecognized deferred tax assets  (42)       (37)        --
  Other                                            (15)       (12)        (3)
                                                ------     ------     ------
Income tax expense                              $  301     $  257     $   73
                                                ------     ------     ------

The components of Tenneco's net deferred tax liability at December 31, 1994 and 1993, were as follows:


(Millions)                                       1994       1993
----------                                      ------     ------
Deferred tax assets--
  Tax loss carryforwards                        $  356     $  227
  Restructuring costs                               --        145
  Postretirement benefits other than pensions      181        206
  Environmental reserve                             83         82
  Sales returns and allowances reserve               9         55
  Bad debt reserve                                  15         36
  Other                                            159        224
  Valuation allowance                             (374)      (236)
                                                ------     ------
    Net deferred tax asset                         429        739
                                                ------     ------
Deferred tax liabilities--
  Tax over book depreciation                       798        832
  Pension                                          163        202
  Asset related to environmental costs
   relative to operations regulated by the FERC     56         59
  Installment sales                                 --         39
  Long-term shipbuilding contracts                  54         91
  Interest capitalized                              23         28
  Debt related items                                44         47
  Book versus tax gains and losses
   on asset disposals                              475        293
  Other                                            203        274
                                                ------     ------
    Total deferred tax liability                 1,816      1,865
                                                ------     ------
Net deferred tax liability                      $1,387     $1,126
                                                ------     ------


As reflected in the table to the left, Tenneco had potential tax benefits of $374 million and $236 million which were not recognized in the Statements of Income (Loss) when generated. These benefits resulted primarily from tax loss carryforwards which are available to reduce future tax liabilities. During 1994 and 1993, $12 million and $37 million, respectively, were realized as a result of consolidation of Tenneco's German operations. In the first eleven months of 1994, Case generated income which supported a reduction in the valuation allowance of $30 million. The remainder of the change from 1993 to 1994 resulted primarily from the change to the equity method of accounting for Case.

At December 31, 1994, Tenneco had unrecognized tax benefits of $267 million related to U.S. capital loss carryforwards which expire in 1999 and had $89 million of foreign net operating loss carryforwards which will carry forward indefinitely.

--------------------------------------------------------------------------------

8. Investment in Affiliated Companies

Summarized financial information of Tenneco's proportionate share of 50% or less owned companies accounted for by the equity method of accounting at December 31, 1994, 1993 and 1992, and for the years then ended is as follows:


(Millions)                                       1994       1993       1992
----------                                      ------     ------     ------
Current assets                                  $1,249     $  161     $  160
Non-current assets                               2,133        970        935
Short-term debt                                    278         36         43
Other current liabilities                          676        100         71
Long-term debt                                   1,147        510        478
Other non-current liabilities                      284         15         19
Equity in net assets                               997        470        484
Revenues and other income                          738        581        509
Costs and expenses                                 684        529        466
Net income                                          54         52         43
                                                ------     ------     ------


Note: Principal investments include a 44% interest in Case Corporation and a 50% interest in Kern River Gas Transmission Company. Case was reflected in Tenneco's financial statements using the equity method of accounting subsequent to November 1994. Accordingly, "Revenues and other income," "Costs and expenses" and "Net income" in the table above include 44% of Case's respective amounts for the month of December 1994 only. All balance sheet related captions reflect 44% of Case's respective amounts at December 31, 1994.

9. Common Stock

Tenneco Inc. has authorized 350 million shares ($5.00 par value) of common stock, and 191,335,193 and 173,953,012 shares were issued at December 31, 1994 and 1993, respectively. Tenneco transferred 12,000,000 shares of common stock to the Stock Employee Compensation Trust when it was established in November 1992. At December 31, 1994, the Trust held 7,055,854 shares which are included in the issued shares quoted above. Treasury stock held by Tenneco was 3,617,510 and 4,166,835 shares at the respective dates.

Stock Repurchase Plan

On December 13, 1994, Tenneco announced that it plans to repurchase up to $500 million of its issued and outstanding common shares. Purchases executed through the program will be made in the open market or in negotiated purchases. Timing of purchases, number of shares purchased and prices paid under the program will be at Tenneco's discretion, based upon prevailing market conditions and legal limitations. At December 31, 1994, 1,160,000 shares had been repurchased and are included in treasury stock on the balance sheet.

Equity Offering

In April 1993, Tenneco Inc. completed an underwritten public offering of
23.5 million shares of common stock for approximately $1.1 billion. The proceeds were used to retire $327 million of short-term debt, $688 million of long-term debt and $14 million of variable-rate preferred stock.

Reserved

At December 31, 1994, the shares of Tenneco Inc. common stock reserved for issuance were as follows:


Original Issue Shares
---------------------
Restricted Stock Plan                                               356,082
Stock Option Plan                                                 3,245,334
Performance Unit Plan                                             1,654,494
Conversion of Tenneco 10% Loan Stock through December 24, 1995       40,481
Other                                                                 8,000
                                                                  ---------
                                                                  5,304,391
                                                                  ---------
Treasury Stock
--------------
Dividend Reinvestment Plan                                          649,000
                                                                  ---------


Stock Plans

1994 Tenneco Inc. Stock Ownership Plan--In May 1994, Tenneco adopted the
1994 Tenneco Inc. Stock Ownership Plan effective as of December 8, 1993. This plan provides Tenneco the latitude to grant a variety of awards, such as common stock, stock equivalent units, dividend equivalents, performance units, stock appreciation rights ("SAR's") and stock options, to officers and key employees of the Tenneco companies. The plan requires that options and SAR's be granted at not less than the fair market value of a share of common stock on the grant date. The plan also requires that no award granted shall vest in less than six months after the grant date. The Company can issue 8,400,000 shares of common stock under this plan, which will terminate December 31, 1998. At December 31, 1994, 316,805 restricted shares and 23,515 restricted units were outstanding under this plan at an average price of $53.20 per share.

1988 Key Employee Restricted Stock Plan--At December 31, 1994, 825,393 restricted shares and 82,740 restricted units were outstanding under this plan at an average price of $44.84 per share. These awards generally require, among other things, that the employee remain an employee of Tenneco during the restriction period. This plan was superseded by the 1994 Tenneco Inc. Stock Ownership Plan.

Under another arrangement, 250 shares of restricted stock or restricted units are issued annually to each member of the Board of Directors who is not also an officer of Tenneco. At December 31, 1994, 10,000 restricted shares and no restricted units were outstanding under this program at an average price of $46.30 per share.

Options and Stock Appreciation Rights--Tenneco Inc. has granted stock options and stock appreciation rights to key employees. The options and SAR's became exercisable over four years and lapse after ten years from the date of grant. This plan was superseded by the 1994 Tenneco Inc. Stock Ownership Plan.

The following table reflects the status and activity for all stock options issued by Tenneco Inc., including those outside the option plans discussed above, for the periods indicated:

                                                  1994                          1993                          1992
                                         ---------------------------     -------------------------     -------------------------
                                           Shares                        Shares                        Shares
                                           Under          Option         Under          Option         Under         Option
Stock Options                              Option         Prices         Option         Prices         Option         Prices
-------------                            ---------     -------------     -------     -------------     -------     -------------
Outstanding, beginning of year             434,114     $36.44-$53.13     434,379     $34.94-$53.13     454,395     $34.94-$53.13
Granted--Options                         1,718,320     $45.75-$57.50      75,000            $48.69          --                --
Exercised--Options                           2,250     $39.06-$41.13       3,942     $34.94-$41.13         125            $40.88
         --SAR's                            28,832     $39.06-$48.38      68,347     $34.94-$48.38      10,313     $34.94-$41.13
Cancelled                                   36,410                --       2,976                --       9,578                --
                                         ---------     -------------     -------     -------------     -------     -------------
Outstanding, end of year                 2,084,942     $36.44-$57.50     434,114     $36.44-$53.13     434,379     $34.94-$53.13
                                         ---------     -------------     -------     -------------     -------     -------------
Exercisable at end of year                 471,732     $36.44-$53.13     275,780     $36.44-$53.13     267,712     $34.94-$53.13
                                         ---------     -------------     -------     -------------     -------     -------------

For the years ended December 31, 1994, 1993 and 1992, compensation expense for these stock plans was not material.

Employee Stock Purchase Plan--On June 1, 1992, Tenneco initiated an Employee Stock Purchase Plan. The Plan allows U.S. and Canadian Tenneco employees to purchase Tenneco Inc. common stock at a 15% discount. Each year employees in the plan may purchase shares with a discounted value not to exceed $21,250. Tenneco reserved 5,000,000 shares of treasury stock to be issued through this plan. At December 31, 1994, 1,210,849 shares had been issued to participants and the remaining shares are held by the Stock Employee Compensation Trust (discussed below) for issuance to employees in this plan.

Stock Employee Compensation Trust ("SECT")

In November 1992, Tenneco established a SECT to fund a portion of its obligations arising from its various employee compensation and benefit plans. Tenneco issued 12,000,000 shares of treasury stock to the SECT in exchange for a promissory note of $432 million that bears interest at the rate of 7.8% per annum. The SECT has a five-year life during which it will utilize the common stock to satisfy those obligations. At December 31, 1994, 4,944,146 shares had been utilized.

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

Dividend Reinvestment and Stock Purchase Plan

Under the Tenneco Inc. Dividend Reinvestment and Stock Purchase Plan, holders of Tenneco Inc. common stock and $7.40 preferred stock may apply their cash dividends and optional cash investments to the purchase of shares of common stock.

Earnings Per Share

Earnings per share of common stock are based on the average number of shares of common stock and Series A preferred stock (each share of Series A preferred stock represents approximately two shares of common stock) outstanding during each period. Because Series A preferred stock outstanding is included in average common shares outstanding for purposes of computing earnings per share, the preferred dividends paid are not deducted from net income (loss) to determine net income (loss) to common stock. The inclusion of Series A preferred stock in the computation of earnings per share was antidilutive for the years and certain quarters in 1994, 1993 and 1992. In December 1994, all Series A preferred stock was converted into common stock.

In 1992, 12,000,000 shares of common stock were issued to the SECT. Shares of common stock issued to a related trust are not considered to be outstanding in the computation of average shares of common stock outstanding until the shares are utilized to fund the obligations for which the trust was established. At December 31, 1994, 4,944,146 shares had been utilized. Other convertible securities and common stock equivalents outstanding during each of the three years ended December 31, 1994, 1993 and 1992, were not materially dilutive.

10. Preferred Stock

At December 31, 1994, Tenneco Inc. had authorized 15,000,000 shares of preferred stock. In addition, Tenneco Inc. has an authorized class of stock consisting of 50,000,000 shares of junior preferred stock, without par value, none of which has been issued. Tenneco has reserved 3,500,000 shares of junior preferred stock for the Shareholder Rights Plan.

The preferred stock issues outstanding at December 31, 1994, are as follows:

                                                 Shares              Redemption Periods
                                               Issued and        -------------------------          Optional
Issue                                          Outstanding       Optional        Mandatory       Redemption Price
-----                                          -----------       ---------       ---------       ----------------
$7.40 preferred (no par value)                    783,041        1995-1998       1995-1998            $100
$4.50 preferred (no par value)                    803,723        1995-1999          1999              $100
                                                ---------
                                                1,586,764
                                                ---------


In December 1991, Tenneco issued 17,870,350 Depositary Shares, each representing one-half of a share of a new series of cumulative preferred stock designated as Series A preferred stock. On December 16, 1994, Tenneco exercised its option to call all of the outstanding shares, which were converted into shares of Tenneco Inc. common stock. In addition, $11 million was paid for dividends on the Series A preferred stock that were accrued but unpaid at the conversion date.

The $7.40 and $4.50 preferred stock issues have a mandatory redemption value of $100 per share (an aggregate of $159 million and $178 million at December 31, 1994 and 1993, respectively). Tenneco recorded these preferred stocks at their fair value at the date of original issue (an aggregate of $250 million) and is making periodic accretions of the excess of the redemption value over the fair value at the date of issue. Such accretions are included in the income statement caption "Preferred stock dividends" as a reduction of net income to arrive at net income (loss) to common stock.

During 1993, Tenneco retired the remainder of a variable rate preferred stock issue at the redemption price of $100 per share, or $17 million.

The aggregate maturities applicable to preferred stock issues outstanding at December 31, 1994, are $20 million for each of the years 1995, 1996, 1997, $19 million for 1998 and $80 million for 1999.

In 1991, a French subsidiary issued equity securities that were convertible into Tenneco Inc. preferred stock in 1996. In December 1994, Tenneco redeemed these equity securities for $160 million in cash.

Changes in Preferred Stock with Mandatory Redemption Provisions*

                                                         1994                   1993                   1992
                                                -------------------    -------------------    -------------------
(Millions Except Share Amounts)                  Shares      Amount     Shares      Amount     Shares      Amount
------------------------------                  ---------    ------    ---------    ------    ---------    ------
Balance January 1                               1,782,508    $  163    2,084,796    $  191    2,143,462    $  194
  Shares redeemed                                (195,744)      (20)    (302,288)      (31)     (58,666)       (6)
  Accretion of excess of redemption value
   over fair value at date of issue                    --         4           --         3           --         3
                                                ---------    ------    ---------    ------    ---------    ------
Balance December 31                             1,586,764    $  147    1,782,508    $  163    2,084,796    $  191
                                                ---------    ------    ---------    ------    ---------    ------


* For additional information on Series A preferred stock see Statements of Changes in Stockholders' Equity.

11. Minority Interest

At December 31, 1994 and 1993, Tenneco reported minority interest in the balance sheet of $320 million and $153 million, respectively. At December 31, 1994, $300 million of minority interest resulted from the December 1994 sale by Tenneco of a 25% preferred stock interest in Tenneco International Holding Corp. ("TIHC") to a financial investor. TIHC is a separate legal entity from the Company and holds certain assets including the capital stock of Tenneco Canada Inc., S.A. Tenneco Belgium, Monroe Australia Pty. Limited, Walker France and other subsidiaries included in Tenneco's Automotive parts segment. TIHC also holds financial obligations of Tenneco or guaranteed by Tenneco. At December 31, 1994, the Company had borrowings of $264 million from TIHC. For financial reporting purposes, the assets, liabilities and earnings of TIHC and its subsidiaries have continued to be consolidated in Tenneco's financial statements, and the financial investor's preferred stock interest has been recorded as minority interest.

Dividends on the TIHC preferred stock are based on the issue price ($300 million) times a rate per annum equal to 1.12% over LIBOR and are payable quarterly in arrears on the last business day of each quarter commencing on March 31, 1995. Additionally, beginning in 1996, the holder of the 12,000,000 shares of preferred stock will be entitled to receive, when and if declared by the Board of Directors of TIHC, participating dividends based on the operating income growth rate of TIHC.

At December 31, 1993, $148 million of minority interest resulted from the 1991 issuance of equity securities by a French subsidiary. In December 1994, these equity securities were redeemed for $160 million in cash.

12. Plant, Property and Equipment, at Cost

At December 31, 1994 and 1993, plant, property and equipment, at cost, by major segment was as follows:


(Millions)                                       1994               1993
----------                                     -------            -------
Natural gas pipelines                          $ 5,654            $ 5,246
Farm and construction equipment                     --              1,937
Automotive parts                                 1,331              1,014
Shipbuilding                                     1,494              1,527
Packaging                                        1,661              1,468
Discontinued chemicals operations                  780                739
Other                                              188                184
                                               -------            -------
                                               $11,108            $12,115
                                               -------            -------

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


(Millions Except Per Share Amount)
----------------------------------
Accumulated postretirement benefit obligation                $  629
Income tax benefit                                             (215)
                                                             ------
Decrease in net income                                       $  414
                                                             ------
Decrease in earnings per average share
 of common stock                                             $ 2.88
                                                             ------

Tenneco will adopt FAS No. 106 for its international operations in the first quarter of 1995 but does not expect the adoption to have a material effect on Tenneco's financial position or results of operations.

The majority of Tenneco's postretirement benefit plans are not funded. In June 1994, two trusts were established to fund postretirement benefits for certain plan participants of the Natural gas pipelines segment. The contributions are collected from customers in FERC approved rates. As of December 31, 1994, cumulative contributions were $5 million. Plan assets consist principally of fixed income securities.

The funded status of the domestic plans reconciles with amounts recognized on the balance sheet at December 31, 1994 and 1993, as follows:

(Millions)                                       1994                  1993
----------                                      ------                ------
Actuarial present value of accumulated
 postretirement benefit obligation
 at September 30:
   Retirees                                      $ 510                 $ 520
   Fully eligible active plan participants          46                    73
   Other active plan participants                   61                   131
                                                 -----                 -----

Total accumulated postretirement
 benefit obligation                                617                   724
Plan assets at fair value at September 30            2                    --
                                                 -----                 -----

Accumulated postretirement benefit obligation
 in excess of plan assets at September 30         (615)                 (724)
Claims paid during the fourth quarter               16                    16
Unrecognized reduction of prior service
 obligations resulting from plan amendments       (107)                  (99)
Unrecognized net loss resulting from plan
 experience and changes in actuarial
 assumptions                                       142                   158
                                                 -----                 -----
Accrued postretirement benefit cost
 at December 31                                 $ (564)               $ (649)
                                                 -----                 -----


In conjunction with the Case IPO in June 1994, active Case salaried employees were transferred from the Tenneco Inc. plans to new Case salaried plans, and Case hourly retirees were transferred from the Case hourly plans to the Tenneco Inc. plans. Amendments to reduce the cost of providing future benefits for Case hourly retirees were reflected at that time.

In November 1994, through a secondary offering of Case stock, Tenneco's ownership in Case dropped below 50%. Therefore, all Case liabilities for the new Case plans are excluded from the Tenneco disclosure information for 1994. Benefit costs for these plans have been included up to the date of the secondary offering (for 11 months of 1994). For additional information concerning Tenneco's changing ownership in Case, reference is made to Note 1, "Summary of Accounting Policies" and Note 3, "Discontinued Operations, Dispositions of Assets and Extraordinary Loss."

The net periodic postretirement benefit cost from continuing operations for the years 1994, 1993 and 1992 consist of the following components:

(Millions)                                           1994    1993    1992
----------                                           ----    ----    ----
Service cost for benefits earned
 during the year                                     $ 11     $12     $10
Interest cost on accumulated
 postretirement benefit obligation                     53      56      52
Net amortization of unrecognized
 amounts                                              (12)     (4)     --
                                                     ----     ---     ---
Net periodic postretirement benefit cost             $ 52     $64     $62
                                                     ----     ---     ---

A pre-tax loss resulting from curtailments, settlements and special termination benefits under these plans was $3 million, $0 and $40 million for 1994, 1993 and 1992, respectively, which related primarily to restructuring at Case.

The initial weighted average assumed health care cost trend rate used in determining the 1994, 1993 and 1992 accumulated postretirement benefit obligation was 8%, 9% and 12%, respectively, declining to 5% in 1997 and remaining at that level thereafter.

Increasing the assumed health care cost trend rate by one percentage-point in each year would increase the 1994, 1993 and 1992 accumulated postretirement benefit obligations by approximately $34 million, $47 million and $94 million, respectively, and would increase the aggregate of the service cost and interest cost components of the net postretirement benefit cost for 1994, 1993 and 1992 by approximately $5 million, $10 million and $11 million, respectively.

The discount rates (which are based on long-term market rates) used in determining the 1994, 1993 and 1992 accumulated postretirement benefit obligations were 8.25%, 7.50% and 8.75%, respectively.

Postemployment Benefits

Tenneco adopted FAS No. 112, "Employers' Accounting for Postemployment Benefits," in the first quarter of 1994. This new accounting rule requires employers to account for postemployment benefits for former or inactive employees after employment but before retirement on the accrual basis rather than the "pay-as-you-go" basis. Implementation of this new rule reduced 1994 net income by $39 million, or $.22 per share, net of income tax benefits of $26 million, which was reported as the cumulative effect of a change in accounting principle.

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

The funded status of the plans reconciles with amounts recognized on the balance sheet at December 31, 1994 and 1993, as follows:

                                                                Plans in Which             Plans in Which
                                                                Assets Exceed            Accumulated Benefits
                                                             Accumulated Benefits           Exceed Assets         All Plans (Note)
                                                            ----------------------      --------------------    ------------------
(Millions)                                                    1994           1993         1994         1993       1994       1993
---------                                                   -------        -------      -------      -------    -------    -------
Actuarial present value of benefits based on service
  to date and present pay levels at September 30:
   Vested benefit obligation                                 $2,733        $2,864         $ 27        $ 181     $2,760     $3,045
   Non-vested benefit obligation                                 88           157            2           10         90        167
                                                            -------        ------         ----        -----     ------     ------
   Accumulated benefit obligation                             2,821         3,021           29          191      2,850      3,212
Additional amounts related to projected salary
 increases                                                      231           336            4            9        235        345
                                                            -------        ------         ----        -----     ------     ------
Total projected benefit obligation at September 30            3,052         3,357           33          200      3,085      3,557
Plan assets at fair value at September 30                     3,314         3,531           10           84      3,324      3,615
                                                            -------        ------         ----        -----     ------     ------
Plan assets in excess of (less than) total projected
 benefit obligation at September 30                             262           174          (23)        (116)       239         58
Contributions during the fourth quarter                          16           177           --            2         16        179
Unrecognized net (gain) loss resulting from plan
  experience and changes in actuarial assumptions               255           205            3           11        258        216
Unrecognized prior service obligations
   resulting from plan amendments                               155           241            1           10        156        251
Remaining unrecognized net obligation (asset)
   at initial application                                      (203)         (244)           2            8       (201)      (236)
Adjustment recorded to recognize minimum liability               --            --           (3)         (32)        (3)       (32)
                                                            -------        ------         ----        -----     ------     ------
Prepaid (accrued) pension cost at December 31                $  485        $  553         $(20)       $(117)    $  465     $  436
                                                            -------        ------         ----        -----     ------     ------

Note: Assets of one plan may not be utilized to pay benefits of other plans.

In December 1993, all liabilities and assets were transferred from the Case Corporation Pension Plan for Hourly-Paid Employees ("Case Plan") to the Tenneco Inc. Retirement Plan. In June 1994, all future accruals for the salaried and hourly active Case employees were transferred from the Tenneco Inc. Retirement Plan to new Case plans. In November 1994, through a secondary offering of Case stock, Tenneco's ownership in Case dropped below 50%. Therefore, all domestic and foreign Case liabilities and assets in the new Case plans are excluded from the Tenneco disclosure information for 1994. Pension cost (income) for these plans has been included up to the date of the secondary offering (for 11 months of 1994).

Net periodic pension costs from continuing operations for the years 1994, 1993 and 1992 consist of the following components:

(Millions)                                              1994                         1993                     1992
----------                                      ----------------------      -----------------------    ----------------------
Service cost--benefits earned during the year                   $  75                      $   76                      $ 72
Interest accrued on prior year's projected
 benefit obligation                                               225                         216                       196
Expected return on plan assets--
 Actual (return) loss                               35                          (442)                     (274)
 Unrecognized excess (deficiency)
  of actual return over expected return           (335)                          165                         9
                                                  ----                         -----                      ----
                                                                 (300)                       (277)                     (265)
Net amortization of unrecognized amounts                            3                          (5)                      (10)
                                                                -----                       -----                     -----
Net periodic pension costs                                      $   3                       $  10                     $  (7)
                                                                -----                       -----                     -----

Pre-tax gains (losses) resulting from curtailments, settlements and special termination benefits under these plans were $(19) million, $(37) million and $(46) million for 1994, 1993 and 1992, respectively, all of which related primarily to restructuring at Case.

The weighted average discount rates (which are based on long-term market rates) used in determining the 1994, 1993 and 1992 actuarial present value of the benefit obligations were 8.4%, 7.6% and 8.9%, respectively. The rate of increase in future compensation was 5.0%, 5.1% and 6.6% for 1994, 1993 and 1992, respectively. The weighted average expected long-term rate of return on plan assets was 10.0%, 9.9% and 10.0% for 1994, 1993 and 1992, respectively.

15. Segment and Geographic Area Information

                                                                    Segment
                                      ---------------------------------------------------------------------
                                       Natural    Farm and    Auto-                                            Reclass.
                                         Gas    Construction  motive    Ship-                                    and        Consol-
(Millions)                            Pipelines Equipment(c)  Parts    building  Packaging  Chemicals Other   Elimination   idated
----------                            --------- ------------ -------  ---------  ---------  --------- -----   -----------   ------
At December 31, 1994, and for the
 Year Then Ended
Net sales and operating revenues(a)     $2,378   $ 3,881     $1,989     $1,753    $2,184      $ --   $    3      $(14)     $12,174
                                        ------   -------     ------     ------    ------      ----   ------      ----      -------
Operating profit                           379       339        231        213       217        --       14        --        1,393
Equity in net income (loss) of
 affiliated companies                       52         3         --         --        --        --       (1)       --           54
General corporate expenses                 (16)      (16)        (8)       (13)       (8)       --       (7)       --          (68)
                                        ------   -------     ------     ------    ------      ----   ------      ----      -------
Income before interest expense,
 income taxes and minority interest        415       326        223        200       209        --        6        --        1,379
                                        ------   -------     ------     ------    ------      ----   ------      ----      -------
Identifiable assets                      3,241        --      1,505      1,353     1,574        --    3,383      (353)      10,703
Investment in affiliated companies         359       530          2         --         3        --       --        --          894
Identifiable assets related to
 discontinued operations                    --        --         --         --        --       849       --        (7)         842
Investment in affiliated companies
 related to discontinued operations         --        --         --         --        --       103       --        --          103
                                        ------   -------     ------     ------    ------      ----   ------      ----      -------
  Total assets                           3,600       530      1,507      1,353     1,577       952    3,383      (360)      12,542
                                        ------   -------     ------     ------    ------      ----   ------      ----      -------
Depreciation, depletion and
 amortization                              100       102         49         70        82        --        5        --          408
                                        ------   -------     ------     ------    ------      ----   ------      ----      -------
Capital expenditures for
 continuing operations                     331        83        113         29       166        --       14        --          736
                                        ------   -------     ------     ------    ------      ----   ------      ----      -------
At December 31, 1993, and for the
 Year Then Ended
Net sales and operating revenues(a)     $2,862   $ 3,748     $1,785     $1,861    $2,042     $  --    $   6      $(17)     $12,287
                                        ------   -------     ------     ------    ------      ----   ------      ----      -------
Operating profit                           376        98        230        238       146        --       26        --        1,114
Equity in net income (loss) of
 affiliated companies                       49         2         --         --         2        --       (1)       --           52
General corporate expenses                 (14)      (18)        (8)       (13)       (9)       --       (7)       --          (69)
                                        ------   -------     ------     ------    ------      ----   ------      ----      -------
Income before interest expense,
 income taxes and minority interest        411        82        222        225       139        --       18        --        1,097
                                        ------   -------     ------     ------    ------      ----   ------      ----      -------
Identifiable assets                      2,953     6,122      1,016      1,277     1,468        --    1,673      (392)      14,117
Investment in affiliated companies         307        90          4         --         6        --        1        --          408
Identifiable assets related to
 discontinued operations                    --        --         70         --        --       721       --        (5)         786
Investment in affiliated companies
 related to discontinued operations         --        --         --         --        --        62       --        --           62
                                        ------   -------     ------     ------    ------      ----   ------      ----      -------
  Total assets                           3,260     6,212      1,090      1,277     1,474       783    1,674      (397)      15,373
                                        ------   -------     ------     ------    ------      ----   ------      ----      -------
Depreciation, depletion and
 amortization                              166       101         50         72        77        --        5        --          471
                                        ------   -------     ------     ------    ------      ----   ------      ----      -------
Capital expenditures for
 continuing operations                     170       101         93         36       124        --        1        --          525
                                        ------   -------     ------     ------    ------      ----   ------      ----      -------
At December 31, 1992, and for the
 Year Then Ended
Net sales and operating revenues(a)     $2,183   $ 3,829     $1,763     $2,265    $2,078      $ --   $   39    $  (14)     $12,143
                                        ------   -------     ------     ------    ------      ----   ------      ----      -------
Operating profit (loss)                    334    (1,160)       244        262       225        --      (22)       --         (117)
Equity in net income (loss) of
 affiliated companies                       40        --         --         --         4        --       (1)       --           43
General corporate expenses                 (14)      (20)        (7)       (13)       (8)       --       (9)       --          (71)
                                        ------   -------     ------     ------    ------      ----   ------      ----      -------
Income (loss) before interest expense,
 income taxes and minority interest        360    (1,180)       237        249       221        --      (32)       --         (145)
                                        ------   -------     ------     ------    ------      ----   ------      ----      -------
Identifiable assets                      3,117     7,562        950      1,469     1,406        --    1,468      (659)      15,313
Investment in affiliated companies         296       103          1         --        23        --       --        --          423
Identifiable assets related to
 discontinued operations                    --        --         71         --        --       718       --        (2)         787
Investment in affiliated companies
 related to discontinued operations         --        --         --         --        --        61       --        --           61
                                        ------   -------     ------     ------    ------      ----   ------      ----      -------
  Total assets                           3,413     7,665      1,022      1,469     1,429       779    1,468      (661)      16,584
                                        ------   -------     ------     ------    ------      ----   ------      ----      -------
Depreciation, depletion and
 amortization                              156       154         47         74        73        --        6        --          510
                                        ------   -------     ------     ------    ------      ----   ------      ----      -------
Capital expenditures for
 continuing operations                     251        60         62         35        97        --        2        --          507
                                        ------   -------     ------     ------    ------      ----   ------      ----      -------
See notes on following page.


                                                              Geographic Area(c)
                                           -----------------------------------------------------       Reclass.
                                            United                      European        Other            and           Consol-
(Millions)                                  States       Canada         Community      Foreign        Elimination      idated
----------                                 -------     ---------      ------------    ----------     ------------     --------
At December 31, 1994, and for the
 Year Then Ended
Net sales and operating revenues:
  External(a)                              $ 9,492        $532           $1,656          $494           $  --         $12,174
  Intergeographic area(b)                      454          61              303            39            (857)             --
                                           -------        ----           ------          ----           -----         -------
   Total                                     9,946         593            1,959           533            (857)         12,174
                                           -------        ----           ------          ----           -----         -------
Operating profit                             1,165          82               74            72              --           1,393
Equity in net income (loss) of
 affiliated companies                           55          --               --            (1)             --              54
General corporate expenses                     (68)         --               --            --              --             (68)
                                           -------        ----           ------          ----           -----         -------
Income before interest expense, income
 taxes and minority interest                 1,152          82               74            71              -            1,379
                                           -------        ----           ------          ----           -----         -------
Identifiable assets                          9,361         154            1,135           256            (203)         10,703
Investment in affiliated companies             891          --               --             3              --             894
Identifiable assets related to
 discontinued operations                       176          43              602            42             (21)            842
Investment in affiliated companies
 related to discontinued operations             26          --                3            74              --             103
                                           -------        ----           ------          ----           -----         -------
   Total assets                             10,454         197            1,740           375            (224)         12,542
                                           -------        ----           ------          ----           -----         -------
At December 31, 1993, and for the
 Year Then Ended
Net sales and operating revenues:
 External(a)                               $ 9,684        $598           $1,582          $423           $  --         $12,287
 Intergeographic area(b)                       484          36              293            28            (841)             --
                                           -------        ----           ------          ----           -----         -------
   Total                                    10,168         634            1,875           451            (841)         12,287
                                           -------        ----           ------          ----           -----         -------
Operating profit                               949          87               13            65              --           1,114
Equity in net income (loss) of
 affiliated companies                           51          --                4            (3)             --              52
General corporate expenses                     (69)         --               --            --              --             (69)
                                           -------        ----           ------          ----           -----         -------
Income before interest expense,
 income taxes and minority interest            931          87               17            62              --           1,097
                                           -------        ----           ------          ----           -----         -------
Identifiable assets                         11,622         726            1,703           439            (373)         14,117
Investment in affiliated companies             403          --                2             3              --             408
Identifiable assets related to
 discontinued operations                       217          66              471            43             (11)            786
Investment in affiliated companies
 related to discontinued operations             26          --                5            31              --              62
                                           -------        ----           ------          ----           -----         -------
   Total assets                             12,268         792            2,181           516            (384)         15,373
                                           -------        ----           ------          ----           -----         -------
At December 31, 1992, and for the
 Year Then Ended
Net sales and operating revenues:
 External(a)                               $ 9,332        $543          $ 1,898          $370           $  --         $12,143
 Intergeographic area(b)                       436          34              378            31            (879)            --
                                           -------        ----           ------          ----           -----         -------
   Total                                     9,768         577            2,276           401            (879)         12,143
                                           -------        ----           ------          ----           -----         -------
Operating profit (loss)                        518          63             (721)           23              --            (117)
Equity in net income of
 affiliated companies                           40          --                3            --              --              43
General corporate expenses                     (71)         --               --            --              --             (71)
                                           -------        ----           ------          ----           -----         -------
Income (loss) before interest expense,
 income taxes and minority interest            487          63             (718)           23              --            (145)
                                           -------        ----           ------          ----           -----         -------
Identifiable assets                         12,661         717            2,348           421            (834)         15,313
Investment in affiliated companies             401          --               15             7              --             423
Identifiable assets related to
 discontinued operations                       213          73              476            34              (9)            787
Investment in affiliated companies
 related to discontinued operations             23          --                8            30              --              61
                                           -------        ----           ------          ----           -----         -------
   Total assets                             13,298         790            2,847           492            (843)         16,584
                                           -------        ----           ------          ----           -----         -------
Notes:  (a) Contracts with U.S. government agencies (primarily shipbuilding contracts with the U.S. Navy) accounted for $1.8 billion, $1.9 billion and $2.4 billion for 1994, 1993 and 1992, respectively.
        (b) Products are transferred between geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products.
        (c) Case was reflected in Tenneco's financial statements using the equity method of accounting subsequent to November 1994.
            Reference is made to Note 1, "Summary of Accounting Policies -- Consolidation and Presentation."

Tenneco is engaged in the sale of products for export from the United States. Such sales are reflected in the table below:

                                                                                               (Millions)
                                                                                  ------------------------------------
Geographic Area           Principal Products                                        1994          1993           1992
---------------           ------------------                                      -------       --------       -------
Canada                    Farm and construction equipment, exhaust and ride
                          control systems, natural gas, paperboard products,
                          molded and pressed pulp goods, corrugated boxes           $318           $380         $347

European Community        Navigation aids, farm and construction equipment,
                          molded and pressed pulp goods, paperboard products          98            127         147

Other Foreign             Farm and construction equipment, ride control systems,
                          molded and pressed pulp goods, paperboard products,
                          corrugated boxes                                           204            208         183
                                                                                    ----           ----        ----
Total Export Sales                                                                  $620           $715        $677
                                                                                    ----           ----        ----

16. Restructuring Costs

To respond to depressed market conditions facing the farm and construction equipment business and to improve Case's performance, aggressive measures were taken at Case since September 1991 resulting in significant improvement in Case's performance. However, the worldwide farm and construction equipment market continued to deteriorate during 1992, and Tenneco Management and the Board of Directors determined that major structural and strategic changes were necessary in order to (1) rationalize certain component production operations to reduce the fixed cost portion of the manufacturing process; (2) reduce excess capacity; (3) focus, discontinue or replace unprofitable and noncompetitive product lines; and (4) restructure and refocus product and component parts distribution to strengthen Case's competitive position in the global marketplace.

Consequently, on March 21, 1993, the Board of Directors of the Company adopted a comprehensive restructuring program for Case. Adoption of this program resulted in a pre-tax restructuring charge of $920 million ($843 million after tax, or $5.85 per average common share), all of which was reflected in the 1992 loss from continuing operations before interest expense and income taxes. The $920 million pre-tax charge was recorded as a $340 million reduction of net plant, property and equipment, a $55 million reduction of inventory, a $63 million reduction of intangibles and other accounts and a $462 million reserve for the future cost of implementing the various restructuring actions.

As of December 31, 1994, approximately $271 million of the actions necessary to complete the program had been implemented. Also, as a result of restructuring actions taken to date and changes in estimates for planned actions, it was determined that there were excess reserves of $36 million. Therefore, $20 million and $16 million of the restructuring reserve was reversed in 1993 and 1994, respectively.

The specific restructuring measures were based on management's best business judgment under prevailing circumstances and on assumptions which may be revised over time and as circumstances change. The estimated costs associated with such measures may require further revision in the future.

17. Commitments and Contingencies

Capital Commitments

Tenneco estimates that expenditures aggregating approximately $1.0 billion will be required after December 31, 1994, to complete facilities and projects authorized at such date, and substantial commitments have been made in connection therewith.

Purchase Obligations

In connection with the financing commitments of certain joint ventures, Tenneco has entered into unconditional purchase obligations for products and services of $190 million ($139 million on a present value basis) at December 31, 1994. Tenneco's annual obligations under these agreements are $27 million for 1995, $27 million for 1996, $25 million for 1997, $23 million for 1998 and $23 million for 1999. Payments under such obligations, including additional purchases in excess of contractual obligations, were $34 million, $31 million and $33 million for the years 1994, 1993 and 1992, respectively. In addition, in connection with the Great Plains coal gasification project (Dakota Gasification Company), Tennessee has contracted to purchase 30% of the output of the plant's original design capacity for a remaining period of 15 years. Tennessee is in the process of settling this contract as a part of its Gas Supply Realignment negotiations discussed in Note 6.

Lease Commitments

Tenneco holds certain of its facilities and equipment under long-term leases. The minimum rental commitments under non-cancelable operating leases with lease terms in excess of one year are $141 million, $124 million, $120 million, $119 million and $110 million for the years 1995, 1996, 1997, 1998 and 1999, respectively, and $968 million for subsequent years. Of these amounts, $79 million for 1995, $81 million for 1996, $84 million for 1997, $93 million for 1998, $86 million for 1999 and $781 million for subsequent years are lease payment commitments to GECC, John Hancock and Metropolitan Life for assets purchased from Georgia-Pacific in January 1991 and leased to Tenneco. Commitments under capital leases were not significant to the accompanying financial statements. Total rental expense for continuing operations for the years 1994, 1993 and 1992, was $197 million, $200 million and $209 million, respectively, including minimum rentals under non-cancelable operating leases of $189 million, $196 million and $206 million for the corresponding periods.

Litigation

Reference is made to Note 6, "FERC Regulatory Matters," for information concerning gas supply litigation. Tenneco Inc. and its subsidiaries are parties to numerous other legal proceedings arising from their operations. Tenneco Inc. believes that the outcome of these proceedings, individually and in the aggregate, will have no material effect on the financial position or results of operations of Tenneco Inc. and its consolidated subsidiaries.

Environmental Matters

Tennessee is engaged in an internal project to identify and deal with the presence of 1) polychlorinated biphenyls ("PCBs") and 2) other substances of concern, including substances on the U.S. Environmental Protection Agency ("EPA") List of Hazardous Substances ("HS List") at compressor stations and other facilities operated by both its interstate and intrastate natural gas pipeline systems. While conducting this project, Tennessee is in frequent contact with federal and state regulatory agencies, both through informal negotiation and formal entry of consent orders, in order to assure that its efforts meet regulatory requirements.

Tenneco has established a reserve for Tennessee's environmental expenses, which includes: 1) expected remediation expense and associated onsite, offsite and groundwater technical studies, 2) legal fees and 3) settlement of third party and governmental litigation, including civil penalties. Through December 31, 1994, Tenneco has charged approximately $88 million against the environmental reserve. Of the remaining reserve, $30 million has been recorded on the balance sheet under "Payables-Trade" and $145 million under "Deferred credits and other liabilities."

Due to the current uncertainty regarding the further activity necessary for Tennessee to address the substances on the HS List and other substances of concern, including the requirements for site characterization, the actual presence of such substances at the sites, and the final, site-specific cleanup decisions to be made with respect to cleanup levels and remediation technologies, Tennessee cannot at this time project what additional costs, if any, may result from such activity. While there are still many uncertainties relating to the ultimate costs which may be incurred, based upon Tennessee's continuing evaluation and experience to date, Tenneco continues to believe that the amount of the reserve is adequate.

Tenneco believes that a substantial portion of these costs, which will be expended over the next five to ten years, will be recovered from customers of its natural gas pipelines. Tennessee is currently recovering environmental expenses annually in its rates. Reference is made to Note 6 for more information regarding recovery of environmental costs. A significant portion of these expenses remains subject to review and refund in Tennessee's 1991 rate case. Tennessee is also currently pursuing the possibility of a global settlement with its customers that would not only address recovery of the environmental costs currently being recovered in its rates, but would also establish a mechanism for recovering a substantial portion of the environmental costs that will be expended in the future. The total amount of and timing for any recovery pursuant to such a global settlement will depend upon the results of Tennessee's negotiations with its customers and will be subject to FERC approval. As of December 31, 1994, the asset balance is $135 million.

Tenneco believes that its liability insurance policies in effect during the period in which the environmental issues occurred provide coverage for remediation costs and related claims. Tennessee has pending litigation in a Louisiana state court against its insurance carriers during this period, seeking recovery of costs which Tennessee incurred. The issues in dispute involve determining: 1) whether the presence of PCBs and other substances at each compressor station constituted a separate occurrence for purposes of the per-occurrence limits of the policies; 2) the applicability of the pollution exclusions in certain policies issued after 1971; 3) the applicability of provisions which exclude the environmental impacts located solely on the insured's property; 4) whether the term "property damage" in the policies will cover the cost of compliance with governmental cleanup directives; 5) the allocation of costs to the various policies in effect during the period the environmental impact occurred; 6) the applicability of provisions excluding pollution that is "expected or intended" and 7) the adequacy of notice of claims to insurance carriers. Tenneco has completed settlements with and received payment from several of the defendant carriers and believes that the likelihood of recovery of a portion of its remediation costs and claims against the remaining defendant carriers is reasonably possible. Any such recovery would likely be considered in resolving environmental cost recoveries with Tennessee's customers.

In July 1994, Tennessee commenced litigation in a Kentucky state court against the manufacturer of the PCB-containing lubricant used by Tennessee, seeking reimbursement of sums Tennessee has and will incur in the defense and settlement of PCB-related claims brought by state and federal agencies, private individuals and others. Tennessee anticipates that the defendant will raise a variety of issues in dispute of Tennessee's claims.

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

18. Quarterly Financial Data (Unaudited)

                                      Income                         Income
                                 Before Interest                   (Loss) from                      Cumulative
                      Net Sales      Expense,                      Discontinued                  Effect of Change
                         and      Income Taxes     Income from      Operations,   Extraordinary   in Accounting
Quarter               Operating   and Minority     Continuing         Net of      Loss, Net of    Principle, Net       Net
(Millions)            Revenues      Interest       Operations       Income Tax     Income Tax     of Income Tax      Income
----------           ----------  ---------------   -----------     ------------   -------------  ----------------   ---------
1994    1st           $ 3,049        $  294            $121           $   1           $ --             $(39)          $ 83
        2nd             3,258           375             161             (14)            (5)              --            142
        3rd             3,049           347             150               1             --               --            151
        4th             2,818           363             209            (177)            --               --             32
                      -------        ------            ----           -----           ----             ----           ----
                      $12,174        $1,379            $641           $(189)          $ (5)            $(39)          $408
                      -------        ------            ----           -----           ----             ----           ----
1993    1st           $ 3,015        $  256            $ 68           $   3           $ --             $ --           $ 71
        2nd             3,224           278              97              11            (23)              --             85
        3rd             2,913           253             111               2             (2)              --            111
        4th             3,135           310             137              22             --               --            159
                      -------        ------            ----           -----           ----             ----           ----
                      $12,287        $1,097            $413           $  38           $(25)            $ --           $426
                      -------        ------            ----           -----           ----             ----           ----

                               Earnings (Loss) per Average Share of Common Stock
                     ----------------------------------------------------------------------------
                                                                   Cumulative Effect of
                     Continuing     Discontinued   Extraordinary   Change in Accounting     Net
Quarter              Operations      Operations        Loss              Principle        Income
-------              ----------     ------------   -------------   --------------------  --------
1994    1st             $ .66          $  .01        $   --              $ (.22)           $ .45
        2nd               .88            (.08)         (.03)                 --              .77
        3rd               .81             .01            --                  --              .82
        4th              1.14            (.98)           --                  --              .16
                        -----          ------        ------              ------            -----
                        $3.49          $(1.04)       $ (.03)             $ (.22)           $2.20
                        -----          ------        ------              ------            -----
1993    1st             $ .42          $  .02        $   --              $   --            $ .44
        2nd               .55             .06          (.13)                 --              .48
        3rd               .61             .01          (.01)                 --              .61
        4th               .75             .13            --                  --              .88
                        -----          ------        ------              ------            -----
                        $2.36          $  .23        $ (.15)             $   --            $2.44
                        -----          ------        ------              ------            -----

Notes: Reference is made to Notes 1, 3 and 16 for discussion of items affecting quarterly results.
       The sum of the quarters may not equal the total of the respective year's earnings per share  due to the issuance of additional shares throughout the year.

The preceding notes are an integral part of the foregoing financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There has been no change in accountants during 1994 or 1993, nor has there been any disagreement on any matter of accounting principles or practices or financial disclosure which in either case is required to be reported pursuant to this Item 9.

                                    PART III

  Item 10, "Directors and Executive Officers of the Registrant", Item 11, "Executive Compensation", Item 12, "Security Ownership of Certain Beneficial Owners and Management", and Item 13, "Certain Relationships and Related Transactions", have been omitted from this report inasmuch as Tenneco Inc. will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the Annual Meeting of Stockholders of Tenneco Inc. to be held on May 9, 1995, at which meeting the stockholders will vote upon the election of directors. The information under the caption "Election of Directors" in such Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                    FINANCIAL STATEMENTS INCLUDED IN ITEM 8

  See "Index to Financial Statements of Tenneco Inc. and Consolidated Subsidiaries" set forth in Item 8, "Financial Statements and Supplementary Data."

        INDEX TO FINANCIAL STATEMENTS AND SCHEDULES INCLUDED IN ITEM 14

                                                                            PAGE
                                                                            ----
Schedules of Tenneco Inc. and Consolidated Subsidiaries--
   Schedule  I --Condensed financial information of registrant............  72
   Schedule II --Valuation and qualifying accounts--three years ended
                December 31, 1994.........................................  76

               SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE

         Schedule III --Real estate and accumulated depreciation
         Schedule  IV --Mortgage loans on real estate
         Schedule   V --Supplemental Information Concerning Property--Casualty
                       Insurance Operations

                                                                      SCHEDULE I

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  TENNECO INC.

                          STATEMENTS OF INCOME (LOSS)

                                                            (MILLIONS)
                                                       YEARS ENDED DECEMBER
                                                                31,
                                                      -------------------------
                                                       1994     1993     1992
                                                      -------  -------  -------
Interest Income from Affiliated Companies...........  $    79  $    41  $    --
Other Income (Loss), Net............................       --       39       --
                                                      -------  -------  -------
                                                           79       80       --
                                                      -------  -------  -------
Interest Expense and Other:
 Affiliated companies...............................      229       83       89
 Other..............................................      206      211      189
                                                      -------  -------  -------
                                                          435      294      278
                                                      -------  -------  -------
Loss from Continuing Operations Before Income Taxes
 and Equity in Net Income (Loss) from Continuing
 Operations of Affiliated Companies.................     (356)    (214)    (278)
                                                      -------  -------  -------
Income Tax Expense (Benefit):
 Current............................................     (171)    (100)     (78)
 Deferred...........................................      (16)      20      (15)
                                                      -------  -------  -------
                                                         (187)     (80)     (93)
                                                      -------  -------  -------
Equity in Net Income (Loss) from Continuing
 Operations of Affiliated Companies.................      810      547     (529)
                                                      -------  -------  -------
Income (Loss) from Continuing Operations............      641      413     (714)
Income (Loss) from Discontinued Operations, Net of
 Income Tax.........................................     (189)      38      102
                                                      -------  -------  -------
Income (Loss) Before Extraordinary Loss.............      452      451     (612)
Extraordinary Loss, Net of Income Tax...............       (5)     (25)     (12)
                                                      -------  -------  -------
Income (Loss) before Cumulative Effect of Changes in
 Accounting Principles..............................      447      426     (624)
Cumulative Effect of Changes in Accounting
 Principles, Net of Income Tax......................      (39)      --     (699)
                                                      -------  -------  -------
Net Income (Loss)...................................      408      426   (1,323)
Preferred Stock Dividends...........................       12       14       16
                                                      -------  -------  -------
Net Income (Loss) to Common Stock...................  $   396  $   412  $(1,339)
                                                      =======  =======  =======

 (The accompanying notes to financial statements are an integral part of these statements of income (loss).)

                                                                      SCHEDULE I
                                                                     (CONTINUED)

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  TENNECO INC.

                            STATEMENTS OF CASH FLOWS

                                                            (MILLIONS)
                                                       YEARS ENDED DECEMBER
                                                                31,
                                                       -----------------------
                                                        1994     1993    1992
                                                       -------  ------  ------
Operating Activities:
 Income (loss) from continuing operations............. $   641  $  413  $ (714)
 Adjustments to reconcile income (loss) from
  continuing operations to net cash provided (used)
  by operating activities--
   Deferred income taxes..............................     (16)     20     (15)
   Undistributed (earnings) losses of affiliated
    companies.........................................    (809)   (547)    650
   Changes in components of working capital--
    (Increase) decrease in receivables................      57     200    (163)
    Increase (decrease) in payables...................      50     (27)    103
    Increase (decrease) in taxes accrued..............      --     (19)     (8)
    Increase (decrease) in interest accrued...........      --      (7)     17
   Other..............................................      19     (18)     23
                                                       -------  ------  ------
Net cash provided (used) by operating activities......     (58)     15    (107)
                                                       -------  ------  ------
Investing Activities:
 Investment in affiliated companies and other.........  (2,603)   (224)   (371)
                                                       -------  ------  ------
Financing Activities:
 Issuance of common, treasury and SECT shares.........     188   1,234     318
 Purchase of common stock.............................     (26)     (7)     (3)
 Redemption of preferred stock........................     (20)    (30)     (6)
 Issuance of long-term debt...........................      --      --     888
 Retirement of long-term debt--
   Note payable to Tenneco France Finance S.A.........    (160)     --      --
   Other..............................................    (150)   (256)     (5)
 Net increase in advances from affiliated companies...     195      --      --
 Net increase (decrease) in short-term debt excluding
  current maturities on long-term debt--
   Notes payable to affiliated companies..............     (64)   (615)   (356)
   Demand notes payable to affiliated companies.......   3,009     243      --
   Other..............................................       7     (53)    (92)
 Dividends (common and preferred).....................    (318)   (307)   (266)
                                                       -------  ------  ------
Net cash provided by financing activities.............   2,661     209     478
                                                       -------  ------  ------
Increase (Decrease) in Cash and Temporary Cash
 Investments..........................................      --      --      --
Cash and Temporary Cash Investments, January 1........      --      --      --
                                                       -------  ------  ------
Cash and Temporary Cash Investments, December 31
 (Note)............................................... $    --  $   --  $   --
                                                       =======  ======  ======
Cash paid during the year for interest................ $   433  $  304  $  269
Cash paid during the year for income taxes (net of
 refunds)............................................. $  (123) $   99  $  567

--------
Note: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at date of purchase.

 (The accompanying notes to financial statements are an integral part of these statements of cash flows.)

                                                                      SCHEDULE I
                                                                     (CONTINUED)

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  TENNECO INC.

                                 BALANCE SHEETS

                                                                 (MILLIONS)
                                                                DECEMBER 31,
                                                               ---------------
                                                                1994     1993
                                                               -------  ------
ASSETS
Current Assets:
 Receivables--
  Affiliated companies........................................ $   241  $  221
  Income taxes................................................     234     133
  Other.......................................................      16       6
 Deferred income taxes........................................       2      --
                                                               -------  ------
                                                                   493     360
                                                               -------  ------
Investments and Other Assets:
 Investment in affiliated companies...........................   9,514   5,999
 Other........................................................      25      32
                                                               -------  ------
                                                                 9,539   6,031
                                                               -------  ------
                                                               $10,032  $6,391
                                                               =======  ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Current maturities on long-term debt......................... $     8  $  135
 Commercial paper with affiliated company.....................      62      51
 Payables--
  Affiliated companies........................................     463     225
  Other.......................................................      31       5
 Interest-bearing notes payable to affiliated companies.......     240     304
 Demand notes payable to affiliated companies.................   3,810     541
 Interest accrued.............................................      60      60
 Other........................................................       5       3
                                                               -------  ------
                                                                 4,679   1,324
                                                               -------  ------
Long-term Debt--
 Interest-bearing note payable to Tenneco France
  Finance S.A.................................................      --     148
 Other........................................................   2,072   2,093
                                                               -------  ------
                                                                 2,072   2,241
                                                               -------  ------
Advances from Affiliated Companies............................     195      --
                                                               -------  ------
Deferred Income Taxes.........................................       5      26
                                                               -------  ------
Deferred Credits and Other Liabilities........................      34      36
                                                               -------  ------
Preferred Stock...............................................     147     163
                                                               -------  ------
Stockholders' Equity:
 Series A preferred stock.....................................      --       9
 Common stock.................................................     957     870
 Stock Employee Compensation Trust (common stock held in
  trust)......................................................    (298)   (499)
 Premium on common stock and other capital surplus............   3,553   3,714
 Cumulative translation adjustments...........................    (237)   (303)
 Retained earnings (accumulated deficit)......................    (905)   (980)
                                                               -------  ------
                                                                 3,070   2,811
 Less--Shares held as treasury stock, at cost.................     170     210
                                                               -------  ------
                                                                 2,900   2,601
                                                               -------  ------
                                                               $10,032  $6,391
                                                               =======  ======

 (The accompanying notes to financial statements are an integral part of these balance sheets.)

                                                                      SCHEDULE I
                                                                     (CONTINUED)

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  TENNECO INC.

                         NOTES TO FINANCIAL STATEMENTS

Accounting Policies

  The financial statements of Tenneco Inc. should be read in conjunction with the financial statements of Tenneco Inc. and Consolidated Subsidiaries presented in this document.

  Majority-owned subsidiaries and companies in which at least a 20% voting interest is owned are carried at cost plus equity in undistributed earnings since date of acquisition and cumulative translation adjustments. At December 31, 1994, equity in undistributed earnings and cumulative translation adjustments amounted to $3,241 million and $(199) million, respectively; at December 31, 1993, the corresponding amounts were $1,979 million and $(280) million, respectively.

  Dividends received from companies accounted for on an equity basis amounted to $1 million, none and $121 million for 1994, 1993 and 1992, respectively.

Income Taxes

  Tenneco Inc., together with certain of its respective subsidiaries which are owned 80% or more, have entered into an agreement to file a consolidated federal income tax return. Such agreement provides, among other things, that
(1) each company in a taxable income position will be currently charged with an amount equivalent to its federal income tax computed on a separate return basis and (2) each company in a tax loss position will be currently reimbursed to the extent its deductions, including general business credits, are utilized in the consolidated return.

  Tenneco Inc.'s pre-tax earnings (losses) from continuing operations (excluding equity in net income (loss) from continuing operations of affiliated companies) for the years 1994, 1993 and 1992 are principally domestic. The differences between the U.S. income tax benefit, reflected in the Statements of Income (Loss), of $187 million, $80 million and $93 million for the years 1994, 1993 and 1992 and the income tax expense (benefit), computed at the U.S. federal income tax rates, of $159 million, $117 million and $(274) million, respectively, consisted principally of the tax effect of equity in net income
(loss) from continuing operations of affiliated companies in each of the three years, and permanent differences on the sale of businesses in 1994.

Long-Term Debt and Current Maturities

  The aggregate maturities and sinking fund requirements applicable to the long-term debt issues outstanding at December 31, 1994, are $8 million, $9 million, $16 million, $769 million and $251 million for 1995, 1996, 1997, 1998 and 1999, respectively.

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

                                                                     SCHEDULE II

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                   (MILLIONS)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

        COLUMN A           COLUMN B        COLUMN C         COLUMN D  COLUMN E
------------------------------------------------------------------------------
                                           ADDITIONS
                                     ---------------------
                          BALANCE AT CHARGED TO CHARGED TO            BALANCE
                          BEGINNING  COSTS AND    OTHER    DEDUCTIONS  AT END
       DESCRIPTION         OF YEAR    EXPENSES   ACCOUNTS    (NOTE)   OF YEAR
------------------------------------------------------------------------------
Allowance for Doubtful
 Accounts Deducted from
 Assets to Which it
  Applies:
  Year Ended December 31,
   1994..................    $129       $66        $ 2        $149      $ 48
                             ====       ===        ===        ====      ====
  Year Ended December 31,
   1993..................    $119       $48        $ 3        $ 41      $129
                             ====       ===        ===        ====      ====
  Year Ended December 31,
   1992..................    $103       $57        $11        $ 52      $119
                             ====       ===        ===        ====      ====

--------
Note: For 1994, primarily the result of the change to the equity method of accounting for Case. For 1994, 1993 and 1992, includes uncollectible accounts written off, net of recoveries on accounts previously written off.

                              REPORTS ON FORM 8-K

  Tenneco Inc. did not file any Current Reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1994.

                                    EXHIBITS

  The following exhibits are filed with Tenneco Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, or incorporated therein by reference (exhibits designated by an asterisk were filed with the Report; all other exhibits were incorporated by reference):

      *3(a)(1)  --Certificate of Incorporation as amended and supplemented as of March 1,
                 1995.
       3(b)     --Copy of By-Laws of Tenneco Inc. as amended March 9, 1993 (Exhibit 3(b)
                 to Form 10-K for the fiscal year ended December 31, 1992, File No. 1-
                 9864).
       4        --Included in Exhibits 3(a) and 3(b).
       9        --None.
     +10(a)(1)  --Copy of Tenneco Inc. Board of Directors Deferred Compensation Plan,
                 amended and restated January 1, 1988 (Exhibit 10(a)(1) to Form 10-K for the fiscal year ended December 31, 1988, File No. 1-9864).
     +10(a)(2)  --Copy of Tenneco Inc. Executive Incentive Compensation Plan, amended and restated July 31, 1986 (Exhibit 10(a)(2) to Registration No. 33-17815).
     +10(a)(3)  --Copy of Tenneco Inc. Deferred Compensation Plan, amended and restated
                 November 1, 1988, together with form of Deferred Compensation Agreement
                 (Exhibit 10(a)(3) to Form 10-K for the fiscal year ended December 31,
                 1988, File No. 1-9864).
     +10(a)(4)  --Copy of 1981 Tenneco Inc. Key Employee Stock Option Plan, amended and restated January 13, 1987 (Exhibit 10(a)(4) to Registration No. 33-
                 17815).
     +10(a)(5)  --Copy of Tenneco Inc. Key Employee Restricted Stock and Restricted Unit
                 Plan effective May 10, 1988 (Exhibit 10(a)(8) to Form 10-K for the fiscal year ended December 31, 1988, File No. 1-9864).
     +10(a)(6)  --Copy of Tenneco Inc. Supplemental Executive Retirement Plan effective
                 January 1, 1989 (Exhibit 10(a)(9) to Form 10-K for the fiscal year ended
                 December 31, 1988, File No. 1-9864).
     +10(a)(7)  --Copy of Amendment No. 1 to Tenneco Inc. Supplemental Executive
                 Retirement Plan (Exhibit 10(a)(9) to Form 10-K for the fiscal year ended
                 December 31, 1992, File No. 1-9864).
     +10(a)(8)  --Copy of Tenneco Inc. Benefit Equalization Plan (Exhibit 10(a)(10) to
                 Form 10-K for the fiscal year ended December 31, 1988, File No. 1-9864).
     +10(a)(9)  --Copy of Amendment No. 1 to Tenneco Inc. Benefit Equalization Plan
                 (Exhibit 10(a)(11) to Form 10-K for the fiscal year ended December 31,
                 1988, File No. 1-9864).
     +10(a)(10) --Copy of Tenneco Inc. Board of Directors Restricted Stock and Restricted
                 Unit Program (Exhibit 10(a)(12) to Form 10-K for the fiscal year ended
                 December 31, 1990, File No. 1-9864).
     +10(a)(11) --Copy of 1994 Tenneco Inc. Stock Ownership Plan (Exhibit 10(a)(13) to
                 Form 10-K for the fiscal year ended December 31, 1993, File No. 1-9864).
    *+10(a)(12) --Copy of Tenneco Inc. Outside Directors Retirement Plan.

      10(b)(1) --Lease Agreement, Tomahawk, dated as of January 30, 1991, between The
                Connecticut National Bank, as Owner Trustee, and Packaging Corporation of
                America (Exhibit 10(b)(1) to Form 10-K for the fiscal year ended December
                31, 1990, File No. 1-9864).
      10(b)(2) --Lease Agreement, Valdosta, dated as of January 30, 1991, between The
                Connecticut National Bank, Philip G. Kane, Jr., Frank McDonald, Jr., and
                William R. Monroe, as Owner Trustee, and Packaging Corporation of America
                (Exhibit 10(b)(2) to Form 10-K for the fiscal year ended December 31,
                1990, File No. 1-9864).
      10(b)(3) --Timberland Lease dated January 31, 1991, by and between Four States
                Timber Venture and Packaging Corporation of America (Exhibit 10(b)(3) to
                Form 10-K for the fiscal year ended December 31, 1990, File No. 1-9864).
     +10(c)(1) --Employment Agreement dated June 29, 1992, between Stacy S. Dick and
                Tenneco Inc. (Exhibit 10(c)(3) to Form 10-K for the fiscal year ended
                December 31, 1993, File No. 1-9864).
     +10(c)(2) --Employment Agreement dated March 12, 1992, between Dana G. Mead and
                Tenneco Inc. (Exhibit 10(c)(2) to Form 10-K for the fiscal year ended
                December 31, 1993, File No. 1-9864).
    +10(c)(3)  --Employment Agreement dated December 3, 1993, between Paul T. Stecko and
                Tenneco Inc. (Exhibit 10(c)(5) to Form 10-K for the year ended December
                31, 1993, File No. 1-9864).
    +10(c)(4)  --Employment Agreement dated September 9, 1992, between Theodore R.
                Tetzlaff and Tenneco Inc. (Exhibit 10(c)(6) to Form 10-K for the fiscal year ended December 31, 1993, File No. 1-9864).
    *11        --Computation of Earnings (Loss) Per Share of Common Stock.
    *12        --Computation of Ratio of Earnings to Fixed Charges.
     13        --None.
     16        --None.
     18        --None.
    *21        --List of Subsidiaries and Affiliates of Tenneco Inc.
     22        --None.
    *23        --Consent of Arthur Andersen LLP, Independent Public Accountants for
                Tenneco Inc.
    *24        --Powers of Attorney of the following directors of Tenneco Inc.:
                 Mark Andrews
                 W. Michael Blumenthal
                 M. Kathryn Eickhoff
                 Peter T. Flawn
                 Henry U. Harris, Jr.
                 Belton K. Johnson
                 John B. McCoy
                 Joseph J. Sisco
                 William L. Weiss
                 Clifton R. Wharton, Jr.
    *27(a)     --Financial Data Schedule.
    *27(b)     --Financial Data Schedule for September 30, 1994 (restated).
     28        --None.
     99        --None.

--------
+  Management contract or compensatory plan or arrangement.

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

                                          Tenneco Inc.

                                                       Dana G. Mead
                                          By___________________________________
                                               Chairman and Chief Executive
                                                          Officer

Date: March 29, 1995

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                 SIGNATURE                           TITLE                  DATE
                 ---------                           -----                  ----
               Dana G. Mead                  Principal Executive
-------------------------------------------   Officer
                Dana G. Mead                  and Director              March 29, 1995


             Robert T. Blakely               Principal Financial and
-------------------------------------------   Accounting Officer        March 29, 1995
             Robert T. Blakely

Mark Andrews, W. Michael Blumenthal,
 M. Kathryn Eickhoff, Peter T. Flawn,
 Henry U. Harris, Jr., Belton K. Johnson,
 John B. McCoy, Joseph J. Sisco,
 William L. Weiss, Clifton R. Wharton, Jr.
                                            Directors

           T. R. Tetzlaff                                       March 29, 1995
By___________________________________
          Attorney-in-fact

                                                                     EXHIBIT 11
                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

           COMPUTATION OF EARNINGS (LOSS) PER SHARE OF COMMON STOCK

                                           (MILLIONS EXCEPT SHARE AMOUNTS)
                                              YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                            1994         1993         1992
                                         -----------  -----------  -----------
COMPUTATION FOR STATEMENTS OF INCOME
 (LOSS)
 Primary Earnings Per Share (average
  shares outstanding):
  Income (loss) from continuing opera-
   tions................................ $       641  $       413  $      (714)
  Income (loss) from discontinued oper-
   ations, net of income tax............        (189)          38          102
                                         -----------  -----------  -----------
  Income (loss) before extraordinary
   loss.................................         452          451         (612)
  Extraordinary loss, net of income
   tax..................................          (5)         (25)         (12)
                                         -----------  -----------  -----------
  Income (loss) before cumulative ef-
   fect of changes in accounting prin-
   ciples...............................         447          426         (624)
  Cumulative effect of changes in ac-
   counting principles, net of income
   tax..................................         (39)          --         (699)
                                         -----------  -----------  -----------
  Net income (loss).....................         408          426       (1,323)
  Preferred stock dividends.............          12           14           16
                                         -----------  -----------  -----------
  Net income (loss) to common stock..... $       396  $       412  $    (1,339)
                                         ===========  ===========  ===========
  Average shares of common stock
   outstanding(a),(b)................... 180,084,909  168,772,852  144,110,151
                                         ===========  ===========  ===========
  Earnings (loss) per average share of
   common stock:
    Continuing operations............... $      3.49  $      2.36  $     (5.07)
    Discontinued operations.............       (1.04)         .23          .72
    Extraordinary loss..................        (.03)        (.15)        (.08)
    Cumulative effect of changes in ac-
     counting principles................        (.22)          --        (4.86)
                                         -----------  -----------  -----------
                                         $      2.20  $      2.44  $     (9.29)
                                         ===========  ===========  ===========
ADDITIONAL COMPUTATIONS(C)
 Net income (loss) to common stock, per
  above................................. $       396  $       412  $    (1,339)
                                         ===========  ===========  ===========
 Primary Earnings Per Share (including
  common stock equivalents):
  Average shares of common stock
   outstanding(a),(b)................... 180,084,909  168,772,852  144,110,151
  Incremental common shares applicable
   to common stock options based on the
   common stock daily average market
   price during the year................      74,087       38,171           --
                                         -----------  -----------  -----------
  Average common shares, as adjusted.... 180,158,996  168,811,023  144,110,151
                                         ===========  ===========  ===========
  Earnings (loss) per average share of
   common stock (including common
   stock equivalents):
    Continuing operations............... $      3.49  $      2.36  $     (5.07)
    Discontinued operations.............       (1.04)         .23          .72
    Extraordinary loss..................        (.03)        (.15)        (.08)
    Cumulative effect of changes in ac-
     counting principles................        (.22)          --        (4.86)
                                         -----------  -----------  -----------
                                         $      2.20  $      2.44  $     (9.29)
                                         ===========  ===========  ===========
 Fully Diluted Earnings Per Share:
  Average shares of common stock
   outstanding(a),(b)................... 180,084,909  168,772,852  144,110,151
  Incremental common shares applicable
   to common stock options based on the
   more dilutive of the common stock
   ending or average market price
   during the year......................      75,223      106,901           --
  Average common shares issuable assum-
   ing conversion of Tenneco Inc. 10%
   loan stock...........................      41,356       42,663       43,467
                                         -----------  -----------  -----------
  Average common shares assuming full
   dilution............................. 180,201,488  168,922,416  144,153,618
                                         ===========  ===========  ===========




  Fully diluted earnings (loss) per
   average share, assuming conversion
   of all applicable securities:
    Continuing operations............... $      3.49  $      2.36  $     (5.07)
    Discontinued operations.............       (1.04)         .23          .72
    Extraordinary loss..................        (.03)        (.15)        (.08)
    Cumulative effect of changes in ac-
     counting principles................        (.22)          --        (4.86)
                                         -----------  -----------  -----------
                                         $      2.20  $      2.44  $     (9.29)
                                         ===========  ===========  ===========

-------
Notes:(a) In 1992, 12,000,000 shares of common stock were issued to the Stock
          Employee Compensation Trust ("SECT"). Shares of common stock issued to a related trust are not considered to be outstanding in the computation of average shares of common stock until the shares are utilized to fund the obligations for which the trust was established. At December 31, 1994, the SECT had utilized 4,944,146 of these shares.
    (b) Series A preferred stock is converted into common stock under the Contingent Share method. The above computation includes 8,935,175 shares of Series A preferred stock which were converted into 17,342,763 shares of common stock. In December 1994, all of the outstanding shares of Series A preferred stock were converted into Tenneco Inc. common stock. The inclusion of Series A preferred stock in the computation of earnings per share was antidilutive for the years and certain quarters in 1994, 1993 and 1992.
    (c) These calculations are submitted in accordance with Securities and Exchange Commission requirements although not required by Accounting Principles Board Opinion No. 15 because they result in dilution of less than 3%.

                                                                      EXHIBIT 12

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

              COMBINED WITH 50% OWNED UNCONSOLIDATED SUBSIDIARIES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                             (DOLLARS IN MILLIONS)

                                               YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                            1994    1993  1992    1991    1990
                                           ------  ------ -----  ------  ------
Income (loss) from continuing operations.. $  641  $  413 $(714) $ (617) $  487
Add:
 Interest.................................    597     717   898     977     917
 Portion of rentals representative of
  interest factor.........................     67      67    70      69      40
 Income tax expense and other taxes on
  income..................................    302     258   167      63     322
 Amortization of interest capitalized
  applicable to nonutility companies......      6       6     5       5       5
 Interest capitalized applicable to
  utility companies.......................      1       1     2       4       3
 Undistributed (earnings) losses of
  affiliated companies in which less than
  a 50% voting interest is owned..........     (4)      4    (2)     (4)      2
                                           ------  ------ -----  ------  ------
    Earnings as defined................... $1,610  $1,466 $ 426  $  497  $1,776
                                           ======  ====== =====  ======  ======
Interest.................................. $  597  $  717 $ 898  $  977  $  917
Interest capitalized......................      6       4     8      23      10
Portion of rentals representative of
 interest factor..........................     67      67    70      69      40
                                           ------  ------ -----  ------  ------
    Fixed charges as defined.............. $  670  $  788 $ 976  $1,069  $  967
                                           ======  ====== =====  ======  ======
Ratio of earnings to fixed charges........   2.40    1.86  (a)    (a)      1.84
                                           ======  ======                ======

--------
Note:(a) For the years ended December 31, 1992 and 1991, earnings were inadequate to cover fixed charges by $550 million and $572 million, respectively.

                               INDEX TO EXHIBITS

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
   NUMBER                  DESCRIPTION OF EXHIBITS                     PAGE
  -------                  -----------------------                 ------------
   3(a)(1)  --Certificate of Incorporation as amended and
              supplemented as of March 1, 1995.
   3(b)     --Copy of By-Laws of Tenneco Inc. as amended March          *
              9, 1993 (Exhibit 3(b) to Form 10-K for the fiscal
              year ended December 31, 1992, File No. 1-9864).
 +10(a)(1)  --Copy of Tenneco Inc. Board of Directors Deferred          *
              Compensation Plan, amended and restated January 1,
              1988 (Exhibit 10(a)(1) to Form 10-K for the fiscal
              year ended December 31, 1988, File No. 1-9864).
 +10(a)(2)  --Copy of Tenneco Inc. Executive Incentive                  *
              Compensation Plan, amended and restated July 31,
              1986 (Exhibit 10(a)(2) to Registration No. 33-
              17815).
 +10(a)(3)  --Copy of Tenneco Inc. Deferred Compensation Plan,          *
              amended and restated November 1, 1988, together
              with form of Deferred Compensation Agreement
              (Exhibit 10(a)(3) to Form 10-K for the fiscal year
              ended December 31, 1988, File No. 1-9864).
 +10(a)(4)  --Copy of 1981 Tenneco Inc. Key Employee Stock              *
              Option Plan, amended and restated January 13, 1987
              (Exhibit 10(a)(4) to Registration No. 33-17815).
 +10(a)(5)  --Copy of Tenneco Inc. Key Employee Restricted Stock        *
              and Restricted Unit Plan effective May 10, 1988
              (Exhibit 10(a)(8) to Form 10-K for the fiscal year
              ended December 31, 1988, File No. 1-9864).
 +10(a)(6)  --Copy of Tenneco Inc. Supplemental Executive               *
              Retirement Plan effective January 1, 1989 (Exhibit
              10(a)(9) to Form 10-K for the fiscal year ended
              December 31, 1988, File No. 1-9864).
 +10(a)(7)  --Copy of Amendment No. 1 to Tenneco Inc.                   *
              Supplemental Executive Retirement Plan (Exhibit
              10(a)(9) to Form 10-K for the fiscal year ended
              December 31, 1992, File No. 1-9864).
 +10(a)(8)  --Copy of Tenneco Inc. Benefit Equalization Plan            *
              (Exhibit 10(a)(10) to Form 10-K for the fiscal year
              ended December 31, 1988, File No. 1-9864).
 +10(a)(9)  --Copy of Amendment No. 1 to Tenneco Inc. Benefit           *
              Equalization Plan (Exhibit 10(a)(11) to Form 10-K
              for the fiscal year ended December 31, 1988, File
              No. 1-9864).
 +10(a)(10) --Copy of Tenneco Inc. Board of Directors Restricted        *
              Stock and Restricted Unit Program (Exhibit
              10(a)(12) to Form 10-K for the fiscal year ended
              December 31, 1990, File No. 1-9864).
 +10(a)(11) --Copy of 1994 Tenneco Inc. Stock Ownership Plan            *
              (Exhibit 10(a)(13) to Form 10-K for the fiscal year
              ended December 31, 1993, File No. 1-9864).
  10(a)(12) --Copy of Tenneco Inc. Outside Directors Retirement
              Plan.
  10(b)(1)  --Lease Agreement, Tomahawk, dated as of January 30,        *
              1991, between The Connecticut National Bank, as
              Owner Trustee, and Packaging Corporation of America
              (Exhibit 10(b)(1) to Form 10-K for the fiscal year
              ended December 31, 1990, File No. 1-9864).
  10(b)(2)  --Lease Agreement, Valdosta, dated as of January 30,        *
              1991, between The Connecticut National Bank, Philip
              G. Kane, Jr., Frank McDonald, Jr., and William R.
              Monroe, as Owner Trustee, and Packaging Corporation
              of America (Exhibit 10(b)(2) to Form 10-K for the
              fiscal year ended December 31, 1990, File No. 1-
              9864).

--------
* Exhibit incorporated by reference.

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
  NUMBER                  DESCRIPTION OF EXHIBITS                      PAGE
  -------                 -----------------------                  ------------
  10(b)(3) --Timberland Lease dated January 31, 1991, by and            *
             between Four States Timber Venture and Packaging
             Corporation of America (Exhibit 10(b)(3) to Form 10-
             K for the fiscal year ended December 31, 1990, File
             No. 1-9864).
 +10(c)(1) --Employment Agreement dated June 29, 1992, between          *
             Stacy S. Dick and Tenneco Inc. (Exhibit 10(c)(3) to
             Form 10-K for the fiscal year ended December 31,
             1993, File No. 1-9864).
 +10(c)(2) --Employment Agreement dated March 12, 1992, between        *
             Dana G. Mead and Tenneco Inc. (Exhibit 10(c)(4) to
             Form 10-K for the fiscal year ended December  31,
             1993, File No. 1-9864.
 +10(c)(3) --Employment Agreement dated December 3, 1993,               *
             between Paul T. Stecko and Tenneco Inc. (Exhibit
             10(c)(5) to Form 10-K for the fiscal year ended
             December  31, 1993, File No. 1-9864).
 +10(c)(4) --Employment Agreement dated September 9, 1992,              *
             between Theodore R. Tetzlaff and Tenneco Inc.
             (Exhibit 10(c)(6) to Form 10-K for the fiscal year
             ended December 31, 1993, File No. 1-9864).
  11       --Computation of Earnings (Loss) Per Share of Common
             Stock.
  12       --Computation of Ratio of Earnings to Fixed Charges.
  21       --List of Subsidiaries and Affiliates of Tenneco Inc.
  23       --Consent of Arthur Andersen LLP, Independent Public
             Accountants for Tenneco Inc.
  24       --Powers of Attorney of the following directors of
             Tenneco Inc.:
             Mark Andrews
             W. Michael Blumenthal
             M. Kathryn Eickhoff
             Peter T. Flawn
             Henry U. Harris, Jr.
             Belton K. Johnson
             John B. McCoy
             Joseph J. Sisco
             William L. Weiss
             Clifton R. Wharton, Jr.
  27(a)    --Financial Data Schedule.
  27(b)    --Financial Data Schedule for September 30, 1994
             (restated).

--------
+ Management contract or compensatory plan or arrangement.