Form 10-Q
period 1995-03-31
TENNECO INC /DE/
filed 1995-05-15
CIK 823549

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[XQUARTERLY]REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

[_TRANSITION]REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ACT OF 1934

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

  Common Stock, par value $5 per share: 180,813,474 shares as of April 30, 1995.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I--Financial Information
  Tenneco Inc. and Consolidated Subsidiaries--
    Statements of Income..................................................   2
    Statements of Cash Flows..............................................   3
    Balance Sheets........................................................   4
    Statements of Changes in Shareowners' Equity..........................   6
    Statements of Changes in Preferred Stock With Mandatory Redemption
     Provisions...........................................................   7
    Notes to Financial Statements.........................................   8
    Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................  14
Part II--Other Information
  Item 1. Legal Proceedings...............................................  18
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   *
  Item 5. Other Information...............................................   *
  Item 6. Exhibits and Reports on Form 8-K................................  19

- --------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                     PART I
                             FINANCIAL INFORMATION
                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                              TENNECO INC. AND
                          CONSOLIDATED SUBSIDIARIES     TENNECO INDUSTRIAL          TENNECO FINANCE
                          --------------------------  ------------------------  -----------------------
                             THREE MONTHS ENDED         THREE MONTHS ENDED        THREE MONTHS ENDED
                                  MARCH 31,                  MARCH 31,                 MARCH 31,
- --------------------------------------------------------------------------------------------------------
(MILLIONS EXCEPT SHARE
AMOUNTS)                      1995          1994         1995         1994         1995        1994
- --------------------------------------------------------------------------------------------------------
Revenues:
  Net sales and
   operating revenues--
    Natural gas
     pipelines..........  $        505  $        693  $       505  $       693  $        -- $        --
    Automotive parts....           602           465          602          465           --          --
    Packaging...........           636           491          636          491           --          --
    Shipbuilding........           421           403          421          403           --          --
    Farm and
     construction
     equipment..........            --         1,000           --        1,000           --          --
    Other...............            (1)           (3)          (1)          (3)          --          --
                          ------------  ------------  -----------  -----------  ----------- -----------
                                 2,163         3,049        2,163        3,049           --          --
  Other income--
    Interest income.....            34            47           17            8           35         110
    Equity in net income
     of affiliated
     companies..........            43            15           48           56           --          --
    Gain on sale of
     businesses and
     assets, net........            14             3           14            3           --          --
    Other income, net...             7            (6)           7           (7)           1           1
                          ------------  ------------  -----------  -----------  ----------- -----------
                                 2,261         3,108        2,249        3,109           36         111
                          ------------  ------------  -----------  -----------  ----------- -----------
Costs and Expenses:
  Cost of sales
   (exclusive of
   depreciation shown
   below)...............         1,249         1,826        1,250        1,828           --          --
  Operating expenses....           375           531          371          540            4          (7)
  Selling, general and
   administrative.......           187           283          190          335           --           2
  Finance charges--
   Tenneco Finance......            23            51           --           --           24          49
  Depreciation,
   depletion and
   amortization.........           103           123          103          123           --          --
                          ------------  ------------  -----------  -----------  ----------- -----------
                                 1,937         2,814        1,914        2,826           28          44
                          ------------  ------------  -----------  -----------  ----------- -----------
Income Before Interest
 Expense, Income Taxes
 and Minority Interest..           324           294          335          283            8          67
Interest Expense (net of
 interest capitalized)..            84            96           98          107           --           4
                          ------------  ------------  -----------  -----------  ----------- -----------
Income Before Income
 Taxes and Minority
 Interest...............           240           198          237          176            8          63
Income Tax Expense......            82            77           79           55            3          22
                          ------------  ------------  -----------  -----------  ----------- -----------
Income Before Minority
 Interest...............           158           121          158          121            5          41
Minority Interest.......             5            --            5           --           --          --
                          ------------  ------------  -----------  -----------  ----------- -----------
Income From Continuing
 Operations.............           153           121          153          121            5          41
Income From Discontinued
 Operations, Net of
 Income Tax.............            --             1           --            1           --          --
                          ------------  ------------  -----------  -----------  ----------- -----------
Income Before Cumulative
 Effect of Change in
 Accounting Principle...           153           122          153          122            5          41
Cumulative Effect of
 Change in Accounting
 Principle, Net of
 Income Tax.............            --           (39)          --          (39)          --          --
                          ------------  ------------  -----------  -----------  ----------- -----------
Net Income..............           153            83          153           83            5          41
Preferred Stock
 Dividends..............             3             3            3            3           --          --
                          ------------  ------------  -----------  -----------  ----------- -----------
Net Income to Common
 Stock..................  $        150  $         80  $       150  $        80  $         5 $        41
                          ============  ============  ===========  ===========  =========== ===========
Average Number of Shares
 of Common Stock
 Outstanding............   177,792,872   178,696,826
                          ============  ============
Earnings (Loss) Per
 Average Share of Common
 Stock:
  Continuing operations
   .....................  $        .84  $        .66
  Discontinued
   operations...........            --           .01
  Cumulative effect of
   change in accounting
   principle............            --          (.22)
                          ------------  ------------
                          $        .84  $        .45
                          ============  ============
Cash Dividends Per Share
 of Common Stock........  $        .40  $        .40
                          ============  ============

 (The accompanying notes to financial statements are an integral part of these statements of income.)
    (Reference is made to Note 1 for definitions of "Tenneco Industrial" and
                              "Tenneco Finance.")

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 TENNECO INC.
                                      AND
                                 CONSOLIDATED       TENNECO         TENNECO
                                 SUBSIDIARIES     INDUSTRIAL        FINANCE
                                 --------------  --------------  --------------
                                 THREE MONTHS    THREE MONTHS    THREE MONTHS
                                     ENDED           ENDED           ENDED
                                   MARCH 31,       MARCH 31,       MARCH 31,
- --------------------------------------------------------------------------------
(MILLIONS)                        1995    1994    1995    1994    1995    1994
- --------------------------------------------------------------------------------
Cash Flows from Operating
 Activities:
 Income from continuing
 operations....................   $ 153   $ 121   $ 153   $ 121   $   5   $  41
 Adjustments to reconcile
 income from continuing
 operations to cash provided
 (used) by continuing
 operations--
  Depreciation, depletion and
   amortization................     103     123     103     123      --      --
  Deferred income taxes........       7       8       5      (5)      2      13
  Gain on sale of businesses
   and assets, net.............     (14)     (3)    (14)     (3)     --      --
  Changes in components of
   working capital--
   (Increase) decrease in
    receivables................       4    (158)    (25)   (245)     11      34
   (Increase) decrease in
    inventories................    (156)    (90)   (156)    (90)     --      --
   (Increase) decrease in
    prepayments and other
    current assets.............       4      69       4      70      --      --
   Increase (decrease) in
    payables...................     (75)    128     (73)    107      (5)      6
   Increase (decrease) in taxes
    accrued....................      18      31      18      36      --      (5)
   Increase (decrease) in
    interest accrued...........     (14)     14      (8)     30      (6)    (16)
   Increase (decrease) in
    restructuring liability....      --     (37)     --     (37)     --      --
   Increase (decrease) in
    natural gas pipeline
    revenue reservation........    (177)     36    (177)     36      --      --
   Increase (decrease) in other
    current liabilities........     (29)     69     (28)     92      (1)    (23)
  (Increase) decrease in long-
   term notes and receivables..     114     318       3      --     111     299
  Take-or-pay (refunds to
   customers) recoupments, net.      14     (12)     14     (12)     --      --
  Other........................     (26)     (1)    (33)      2       2       2
                                 ------  ------  ------  ------  ------  ------
   Cash provided (used) by
    continuing operations......     (74)    616    (214)    225     119     351
   Cash provided (used) by
    discontinued operations....      61     (19)     61     (19)     --      --
                                 ------  ------  ------  ------  ------  ------
Net Cash Provided (Used) by
 Operating Activities..........     (13)    597    (153)    206     119     351
                                 ------  ------  ------  ------  ------  ------
Cash Flows from Investing
 Activities:
 Net proceeds (expenditures)
 related to the sale of
 discontinued operations.......     701      (5)    701      (5)     --      --
 Net proceeds from sale of
  businesses and assets........      33      77      33      77      --      --
 Expenditures for plant,
  property and equipment--
  Continuing operations........    (118)    (89)   (118)    (89)     --      --
  Discontinued operations......      (4)    (16)     (4)    (16)     --      --
 Acquisitions of businesses....      (3)     --      (3)     --      --      --
 Investments and other.........       7      (4)    240     (16)   (233)      1
                                 ------  ------  ------  ------  ------  ------
Net Cash Provided (Used) by
 Investing Activities..........     616     (37)    849     (49)   (233)      1
                                 ------  ------  ------  ------  ------  ------
Cash Flows from Financing
 Activities:
 Issuance of common, treasury
  and SECT shares..............      20      40      20      40      --       1
 Purchase of common stock......    (300)     (4)   (300)     (4)     --      --
 Redemption of preferred stock.     (20)    (20)    (20)    (20)     --      --
 Issuance of long-term debt....      --      --      --       2      --      12
 Retirement of long-term debt..     (49)   (393)    (15)    (34)    (34)   (372)
 Net increase (decrease) in
 short-term debt excluding
 current maturities on long-
 term debt.....................     (19)    (44)    (32)     --      34      23
 Dividends (common and
  preferred)...................     (76)    (82)    (76)    (82)     --     (18)
                                 ------  ------  ------  ------  ------  ------
Net Cash Provided (Used) by
 Financing Activities..........    (444)   (503)   (423)    (98)     --    (354)
                                 ------  ------  ------  ------  ------  ------
Effect of Foreign Exchange Rate
Changes on Cash and Temporary
Cash Investments...............       5       1       5       1      --      --
                                 ------  ------  ------  ------  ------  ------
Increase (Decrease) in Cash and
 Temporary Cash Investments....     164      58     278      60    (114)     (2)
Cash and Temporary Cash
 Investments, January 1........     405     218     172     213     233       5
                                 ------  ------  ------  ------  ------  ------
Cash and Temporary Cash
 Investments, March 31 (Note)..  $  569  $  276  $  450  $  273  $  119  $    3
                                 ======  ======  ======  ======  ======  ======
Cash Paid During the Period
 for:
 Interest......................  $  119  $  139  $  103  $   89  $   29  $   74
 Income taxes (net of refunds).  $   56  $   (7) $   56  $  (16) $   --  $    9

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

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                TENNECO INC. AND CONSOLIDATED
                                                         SUBSIDIARIES
                                               --------------------------------
                                               MARCH 31, DECEMBER 31, MARCH 31,
(MILLIONS)                                       1995        1994       1994
- -------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash and temporary cash investments..........  $   569    $   405     $   276
 Receivables--
   Customer notes and accounts (net)..........    1,293      1,535       2,882
   Affiliated companies.......................       62         67           2
   Gas transportation and exchange............      221        214         303
   Income taxes...............................       93        234         100
   Other......................................      252        192         165
 Inventories..................................      933        910       1,685
 Deferred income taxes........................       39         23          53
 Prepayments and other........................      269        315         334
                                                -------    -------     -------
                                                  3,731      3,895       5,800
                                                -------    -------     -------
Investments and Other Assets:
 Investment in affiliated companies...........      937        997         472
 Other investments, at cost...................       39         47          57
 Long-term receivables--
   Notes and other (net)......................      702        805       1,619
   Affiliated companies.......................      271        264          --
 Investment in subsidiaries in excess of fair
  value of net assets at date of acquisition,
  less amortization...........................      311        331         419
 Deferred income taxes........................       55         49          40
 Other........................................    1,323        927       1,143
                                                -------    -------     -------
                                                  3,638      3,420       3,750
                                                -------    -------     -------
Plant, Property and Equipment, at cost........   10,309     11,108      12,148
 Less--Reserves for depreciation, depletion
  and amortization............................    5,458      5,881       6,517
                                                -------    -------     -------
                                                  4,851      5,227       5,631
                                                -------    -------     -------
                                                $12,220    $12,542     $15,181
                                                =======    =======     =======
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
 Short-term debt (including current
  maturities on long-term debt)...............  $   484    $   545     $ 1,237
 Payables--
   Trade......................................      782      1,053       1,360
   Affiliated companies.......................       39         35          26
   Gas transportation and exchange............      160        159         207
 Taxes accrued................................      102         86         214
 Interest accrued.............................      146        127         173
 Restructuring liability......................       --         --         181
 Natural gas pipeline revenue reservation.....        5        190         323
 Other........................................    1,050        859       1,349
                                                -------    -------     -------
                                                  2,768      3,054       5,070
                                                -------    -------     -------
Long-term Debt................................    3,559      3,570       4,401
                                                -------    -------     -------
Deferred Income Taxes.........................    1,309      1,459       1,166
                                                -------    -------     -------
Postretirement Benefits.......................      608        603         789
                                                -------    -------     -------
Deferred Credits and Other Liabilities........      602        489         775
                                                -------    -------     -------
Commitments and Contingencies
Minority Interest.............................      314        320         176
                                                -------    -------     -------
Preferred Stock with Mandatory Redemption
 Provisions...................................      128        147         144
                                                -------    -------     -------
Shareowners' Equity:
 Series A preferred stock.....................       --         --           9
 Common stock.................................      957        957         870
 Stock Employee Compensation Trust (common
  stock held in trust)........................     (295)      (298)       (466)
 Premium on common stock and other capital
  surplus.....................................    3,584      3,553       3,710
 Cumulative translation adjustments...........      (39)      (237)       (290)
 Retained earnings (accumulated deficit)......     (829)      (905)       (981)
                                                -------    -------     -------
                                                  3,378      3,070       2,852
 Less--Shares held as treasury stock, at
  cost........................................      446        170         192
                                                -------    -------     -------
                                                  2,932      2,900       2,660
                                                -------    -------     -------
                                                $12,220    $12,542     $15,181
                                                =======    =======     =======

 (The accompanying notes to financial statements are an integral part of these balance sheets.)

                                                         TENNECO INDUSTRIAL                      TENNECO FINANCE
                                              ------------------------------------   ------------------------------------
                                                MARCH 31,  DECEMBER 31,  MARCH 31,   MARCH 31,   DECEMBER 31,   MARCH 31,
(MILLIONS)                                        1995         1994        1994        1995          1994         1994
- -------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash and temporary cash investments..........  $   450     $   172      $   273     $  119        $  233       $    3
 Receivables--
   Customer notes and accounts (net)..........      470         650          858        820           882        2,015
   Affiliated companies.......................       62          65           62         42           186          425
   Gas transportation and exchange............      221         214          303         --            --           --
   Income taxes...............................       93         234          100         --            --           --
   Other......................................      247         187          151          5             5           16
 Inventories..................................      933         910        1,685         --            --           --
 Deferred income taxes........................       39          23           28         --            --           25
 Prepayments and other........................      271         315          328         --             2           11
                                                -------     -------      -------     ------        ------       ------
                                                  2,786       2,770        3,788        986         1,308        2,495
                                                -------     -------      -------     ------        ------       ------
Investments and Other Assets:
 Investment in affiliated companies...........    1,467       1,762        1,549         --            --           --
 Other investments, at cost...................       39          42           52         --             5            5
 Long-term receivables--
   Notes and other (net)......................      198         214          238        482           566        1,416
   Affiliated companies.......................      271         264           --         --            --           --
 Investment in subsidiaries in excess of fair
  value of net assets at date of acquisition,
  less amortization...........................      311         331          419         --            --           --
 Deferred income taxes........................       55          49           40         --            --           --
 Other........................................    1,344         951        1,171          3             3            6
                                                -------     -------      -------     ------        ------       ------
                                                  3,685       3,613        3,469        485           574        1,427
                                                -------     -------      -------     ------        ------       ------
Plant, Property and Equipment, at cost........   10,239      11,038       12,078         70            70           70
 Less--Reserves for depreciation, depletion
  and amortization............................    5,439       5,863        6,500         19            18           17
                                                -------     -------      -------     ------        ------       ------
                                                  4,800       5,175        5,578         51            52           53
                                                -------     -------      -------     ------        ------       ------
                                                $11,271     $11,558      $12,835     $1,522        $1,934       $3,975
                                                =======     =======      =======     ======        ======       ======
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
 Short-term debt (including current
  maturities on long-term debt)...............  $   279     $   310      $   177     $  239        $  410       $1,415
 Payables--
   Trade......................................      782       1,053        1,355         --            --            5
   Affiliated companies.......................       45          36          128         --             7           26
   Gas transportation and exchange............      160         159          207         --            --           --
 Taxes accrued................................      100          86          188          2            --           26
 Interest accrued.............................      128         102          137         18            25           36
 Restructuring liability......................       --          --          181         --            --           --
 Natural gas pipeline revenue reservation.....        5         190          323         --            --           --
 Other........................................    1,042         853        1,311          9             7           38
                                                -------     -------      -------     ------        ------       ------
                                                  2,541       2,789        4,007        268           449        1,546
                                                -------     -------      -------     ------        ------       ------
Long-term Debt................................    2,853       2,865        3,127        706           705        1,341
                                                -------     -------      -------     ------        ------       ------
Deferred Income Taxes.........................    1,293       1,446        1,156         16            13           10
                                                -------     -------      -------     ------        ------       ------
Postretirement Benefits.......................      608         603          789         --            --           --
                                                -------     -------      -------     ------        ------       ------
Deferred Credits and Other Liabilities........      602         488          776          2             2            1
                                                -------     -------      -------     ------        ------       ------
Commitments and Contingencies
Minority Interest.............................      314         320          176         --            --           --
                                                -------     -------      -------     ------        ------       ------
Preferred Stock with Mandatory Redemption
 Provisions...................................      128         147          144         --            --           --
                                                -------     -------      -------     ------        ------       ------
Shareowners' Equity:
 Series A preferred stock.....................       --          --            9         --            --           --
 Common stock.................................      957         957          870         --            71          317
 Stock Employee Compensation Trust (common
  stock held in trust)........................     (295)       (298)        (466)        --            --           --
 Premium on common stock and other capital
  surplus.....................................    3,584       3,553        3,710        185           264          269
 Cumulative translation adjustments...........      (39)       (237)        (290)        --             2          (11)
 Retained earnings (accumulated deficit)......     (829)       (905)        (981)       345           428          502
                                                -------     -------      -------     ------        ------       ------
                                                  3,378       3,070        2,852        530           765        1,077
 Less--Shares held as treasury stock, at
  cost........................................      446         170          192         --            --           --
                                                -------     -------      -------     ------        ------       ------
                                                  2,932       2,900        2,660        530           765        1,077
                                                -------     -------      -------     ------        ------       ------
                                                $11,271     $11,558      $12,835     $1,522        $1,934       $3,975
                                                =======     =======      =======     ======        ======       ======

    (Reference is made to Note 1 for definitions of "Tenneco Industrial" and
                              "Tenneco Finance.")

                  STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

                                  (UNAUDITED)

                                                 TENNECO INC. AND CONSOLIDATED
                                                         SUBSIDIARIES
                                             ----------------------------------------
                                                 THREE MONTHS ENDED MARCH 31,
- --------------------------------------------------------------------------------------
(MILLIONS EXCEPT SHARE AMOUNTS)                     1995                 1994
- --------------------------------------------------------------------------------------
                                               SHARES     AMOUNT    SHARES     AMOUNT
                                             -----------  ------  -----------  ------
Series A Preferred Stock:
  Balance January 1 and March 31............          --  $   --    8,935,175  $    9
                                             ===========  ------  ===========  ------
Common Stock:
  Balance January 1......................... 191,335,193     957  173,953,012     870
    Issued pursuant to benefit plans........       1,476      --       31,671      --
    Other...................................       1,536      --           --      --
                                             -----------  ------  -----------  ------
  Balance March 31.......................... 191,338,205     957  173,984,683     870
                                             ===========  ------  ===========  ------
Stock Employee Compensation Trust (SECT):
  Balance January 1.........................                (298)                (499)
    Shares issued...........................                  31                   33
    Adjustment to market value..............                 (28)                  --
                                                          ------               ------
  Balance March 31..........................                (295)                (466)
                                                          ------               ------
Premium on Common Stock and Other Capital
 Surplus:
  Balance January 1.........................               3,553                3,714
    Premium on common stock issued pursuant
     to benefit plans.......................                  --                    2
    Gain on issuance of treasury stock......                  --                    2
    Dividends on shares held by SECT........                   3                    4
    Adjustment of SECT to market value......                  28                   --
    Other...................................                  --                  (12)
                                                          ------               ------
  Balance March 31..........................               3,584                3,710
                                                          ------               ------
Cumulative Translation Adjustments:
  Balance January 1.........................                (237)                (303)
    Translation of foreign currency
     statements.............................                  68                   13
    Sale of investment in chemicals foreign
     subsidiary.............................                 139                   --
    Hedges of net investment in foreign
     subsidiaries (net of income taxes).....                  (9)                  --
                                                          ------               ------
  Balance March 31..........................                 (39)                (290)
                                                          ------               ------
Retained Earnings (Accumulated Deficit):
  Balance January 1.........................                (905)                (980)
    Net income..............................                 153                   83
    Dividends--
      Preferred stock.......................                  (2)                  (2)
      Series A preferred stock..............                  --                  (13)
      Common stock..........................                 (74)                 (68)
    Accretion of excess of redemption value
     of preferred stock over fair value at
     date of issue..........................                  (1)                  (1)
                                                          ------               ------
  Balance March 31..........................                (829)                (981)
                                                          ------               ------
Less--Common Stock Held as Treasury Stock,
 at Cost:
  Balance January 1.........................   3,617,510     170    4,166,835     210
    Shares acquired.........................   6,252,519     276      121,303       6
    Shares issued pursuant to benefit and
     dividend reinvestment plans............     (11,686)     --     (474,987)    (24)
                                             -----------  ------  -----------  ------
  Balance March 31..........................   9,858,343     446    3,813,151     192
                                             ===========  ------  ===========  ------
        Total...............................              $2,932               $2,660
                                                          ======               ======

 (The accompanying notes to financial statements are an integral part of these statements of changes in shareowners' equity.)

                    STATEMENTS OF CHANGES IN PREFERRED STOCK
                      WITH MANDATORY REDEMPTION PROVISIONS

                                  (UNAUDITED)

                                              TENNECO INC. AND CONSOLIDATED
                                                      SUBSIDIARIES
                                            -----------------------------------
                                              THREE MONTHS ENDED MARCH 31,
- -------------------------------------------------------------------------------
(MILLIONS EXCEPT SHARE AMOUNTS)                   1995              1994
- -------------------------------------------------------------------------------
                                             SHARES    AMOUNT  SHARES    AMOUNT
                                            ---------  ------ ---------  ------
Preferred Stock:
  Balance January 1........................ 1,586,764   $147  1,782,508   $163
    Shares redeemed........................  (195,761)   (20)  (195,744)   (20)
    Accretion of excess of redemption value
     over fair value at date of issue......        --      1         --      1
                                            ---------   ----  ---------   ----
  Balance March 31......................... 1,391,003   $128  1,586,764   $144
                                            =========   ====  =========   ====



 (The accompanying notes to financial statements are an integral part of these statements of changes in preferred stock with mandatory redemption provisions.)

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

  (1) In the opinion of Tenneco Inc. (hereinafter referred to as the "Company"), the accompanying unaudited financial statements of Tenneco Inc. and consolidated subsidiaries (hereinafter referred to as "Tenneco") contain all adjustments necessary to present fairly the financial position as of March 31, 1995, and the results of operations; changes in shareowners' equity; changes in preferred stock with mandatory redemption provisions; and cash flows for the periods indicated. The financial statements of Tenneco include all majority-owned subsidiaries including wholly-owned finance subsidiaries. Companies in which at least a 20% to a 50% voting interest is owned are carried at cost plus equity in undistributed earnings since date of acquisition (except for Tenneco's Farm and construction equipment segment as noted below) and cumulative translation adjustments.

  In June 1994, Tenneco completed an initial public offering ("IPO") of approximately 29% of the common stock of Case Corporation ("Case"), the holder of Tenneco's Farm and construction equipment segment. In November 1994, a secondary offering of Case's common stock reduced Tenneco's ownership to approximately 44%. From January through November 1994, Case's financial statements were fully consolidated with Tenneco's. From July through November 1994, the financial statements reflected the 29% minority shareowners' interest in Case. Subsequent to November 1994, Case was reflected in Tenneco's financial statements using the equity method of accounting.

  The accompanying financial statements also include, on a separate and supplemental basis, the combination of Tenneco's industrial companies and finance companies as follows:

    Tenneco Industrial-- The financial information captioned "Tenneco
                         Industrial" reflects the consolidation of all majority-owned subsidiaries except for the finance subsidiaries. The finance operations have been included using the equity method of accounting whereby the net income and net assets of these companies are reflected, respectively, in the income statement caption, "Equity in net income of affiliated companies," and in the balance sheet caption, "Investment in affiliated companies."

    Tenneco Finance--    The financial information captioned "Tenneco Finance"
                         reflects the combination of Tenneco's wholly-owned finance subsidiaries.

  Prior to the Case IPO, the wholesale (dealer) credit and retail credit operations of Case were financed by wholly-owned finance subsidiaries. Subsequent to the IPO, the wholesale (dealer) credit operations are being financed by industrial subsidiaries. As a result of this change, interest expense related to the wholesale (dealer) credit operations has been reported as "Interest Expense" from July through November 1994, rather than "Finance charges--Tenneco Finance" as in prior periods. If the prior period was reclassified to reflect this prospective presentation of interest expense related to wholesale (dealer) credit operations, consolidated "Finance charges--Tenneco Finance" would have been reduced and "Interest Expense" would have increased by $12 million for the three months ended March 31, 1994, with no effect on consolidated net income. At March 31, 1994, this change would have increased receivables and debt of Tenneco Industrial by $1.7 billion, with no effect on the consolidated balance sheet.

  All significant intercompany transactions, including activity within and between the "Tenneco Industrial" and "Tenneco Finance" business units, have been eliminated.

  The inclusion of Series A preferred stock in the computation of earnings per share was antidilutive for the first quarter of 1994. In December 1994, all Series A preferred stock was converted into common stock.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Prior years' financial statements have been reclassified where appropriate to conform to 1995 presentations.

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

  Following negotiations with its customers, Tennessee filed in July 1994 with the FERC a Stipulation and Agreement (the "PGA Stipulation"), which provides for the recovery of PGA costs of approximately $100 million and the recovery of costs associated with the transfer of storage gas inventory to new storage customers in Tennessee's restructuring proceeding. The PGA Stipulation eliminates all challenges to the PGA costs, but establishes a cap on the charges that may be imposed upon former sales customers. On November 15, 1994, the FERC issued an order approving the PGA Stipulation and resolving all outstanding issues. On April 5, 1995, the FERC issued its order on rehearing affirming its initial approval of the PGA Stipulation. Tennessee implemented the terms of the PGA Stipulation and expects to make refunds in May 1995. Tennessee has recorded a liability which it believes is adequate to cover the PGA refunds.

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

  With regard to Tennessee's GSR costs, Tennessee, along with three other pipelines, executed four separate settlement agreements with Dakota Gasification Company and the U.S. Department of Energy and

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES initiated four separate proceedings at the FERC seeking approval to implement the settlement agreements. The settlement resolved litigation concerning purchases made by Tennessee of synthetic gas produced from the Great Plains Coal Gasification plant ("Great Plains"). On October 18, 1994, the FERC consolidated the four proceedings and set them for hearing before an administrative law judge who is to issue his initial decision by December 31, 1995. The FERC has committed to a final order by December 31, 1996. The FERC order stated that the costs related to the Great Plains project are eligible for recovery through GSR and other special recovery mechanisms and that the costs are eligible for recovery for the duration of the term of the original gas purchase agreements. The hearing will be limited to the issue of whether the settlement agreements are prudent.

  Also related to Tennessee's GSR costs, on October 14, 1993, Tennessee was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that Tennessee had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. On two subsequent occasions, TransTexas gave Tennessee notice that it was adding new production and/or acreage "to the contract." An amendment to the pleadings seeks $1.5 billion from Tennessee for alleged damages caused by Tennessee's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. Tennessee filed a motion for summary judgment, asserting that the Texas statutes of frauds precluded the plaintiffs from adding new production or acreage to the contract. On May 4, 1995, the trial court granted Tennessee's motion for summary judgment. The time for appeal of the trial court's ruling had not commenced as of May 15, 1995.

  Tennessee is engaged in separate settlement and contract reformation discussions with holders of certain gas purchase contracts who have sued Tennessee. Although Tennessee believes that its defenses in the underlying gas purchase contract actions are meritorious, Tennessee recorded in the first quarter liabilities which it believes are adequate to cover the resolution of these matters.

  As of March 31, 1995, Tennessee has deferred GSR costs yet to be recovered from its customers of approximately $518 million, net of $232 million previously collected from its customers subject to refund. Proceedings have commenced to review the recovery of these GSR costs; however, the FERC has also generally encouraged pipelines to settle such issues through negotiations with customers. Although Order 636 contemplates complete recovery by pipelines of qualified transition costs, Tennessee is engaged in settlement discussions with its customers concerning the amount of recoverable GSR costs in response to FERC and customer statements acknowledging the desirability of such settlements.

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

  The FERC issued final orders approving Tennessee's Stipulation and Agreement partially resolving its 1991 rate case. Pursuant to these final FERC orders, rates for the period February 1, 1992, through August 31, 1993, were approved, and Tennessee paid refunds for this period in June 1994. Also pursuant to these orders, rates for the period after September 1, 1993, were approved and Tennessee paid refunds for the period September 1, 1993, to October 31, 1994, in February 1995. Tennessee had recorded a liability which was adequate to cover the refund obligations.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  The approved Stipulation and Agreement discussed above also established procedures for resolving the recovery of certain environmental expenditures. These environmental costs are currently being collected in Tennessee's rates subject to further review and possible refund. Tennessee intends to pursue full recovery of the costs at issue. Tennessee is also currently pursuing the possibility of a global settlement with its customers that would not only address recovery of the environmental costs currently being recovered in its rates, but would also establish a mechanism for recovering a substantial portion of the environmental costs discussed in Note 4, that will be expended in the future. The total amount of and timing for any recovery pursuant to such a global settlement will depend upon the results of Tennessee's negotiations with its customers and will be subject to FERC approval.

  On December 30, 1994, Tennessee filed a general rate increase in Docket No. RP95-112 which reflected an increase in Tennessee's revenue requirement of $118 million, including recovery of certain environmental costs as discussed in Note
4. On January 25, 1995, the FERC accepted the filing, suspended its effectiveness for the maximum period of five months pursuant to normal regulatory process, and set the matter for hearing. Subject to the outcome of certain issues identified in the FERC order, the increased rates will become effective on July 1, 1995, subject to refund.

  The January 25, 1995, order also required the convening of a technical conference, which was held in March 1995, to address various concerns raised by the FERC and Tennessee's customers over, among other issues, Tennessee's ability to provide its shippers with timely and accurate operating and billing information, and the associated systems costs. At that technical conference, a series of follow-up technical conferences were scheduled to address these issues. The ultimate resolution of these issues may result in adjustments to customer billings.

  (3) Reference is made to Note 2 for information concerning gas supply litigation. Tenneco Inc. and its subsidiaries are parties to numerous other legal proceedings arising from their operations. Tenneco Inc. believes that the outcome of these proceedings, individually and in the aggregate, will have no material effect on the financial position or results of operations of Tenneco Inc. and its consolidated subsidiaries.

  (4) Since 1988, Tennessee has been engaged in an internal project to identify and deal with the presence of 1) polychlorinated biphenyls ("PCBs") and 2) other substances of concern, including substances on the U.S. Environmental Protection Agency ("EPA") List of Hazardous Substances ("HS List") at compressor stations and other facilities operated by both its interstate and intrastate natural gas pipeline systems. While conducting this project, Tennessee has been in frequent contact with federal and state regulatory agencies, both through informal negotiation and formal entry of consent orders, in order to assure that its efforts meet regulatory requirements.

  Tenneco has established a reserve for Tennessee's environmental expenses, which includes: 1) expected remediation expense and associated onsite, offsite and groundwater technical studies, 2) legal fees and 3) settlement of third party and governmental litigation, including civil penalties. Through March 31, 1995, Tenneco has charged approximately $98 million against the environmental reserve. Of the remaining reserve, $30 million has been recorded on the balance sheet under "Payables-Trade" and $135 million under "Deferred Credits and Other Liabilities."

  Due to the current uncertainty regarding the further activity necessary for Tennessee to address the substances on the HS List and other substances of concern, including the requirements for site characterization, the actual presence of such substances at the sites, and the final, site-specific cleanup decisions to be made with respect to cleanup levels and remediation technologies, Tennessee cannot at this

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES time project what additional costs, if any, may result from such activity. While there are still many uncertainties relating to the ultimate costs which may be incurred, based upon Tennessee's continuing evaluation and experience to date, Tenneco continues to believe that the amount of the reserve is adequate.

  Tenneco believes that a substantial portion of these costs, which will be expended over the next five to ten years, will be recovered from customers of its natural gas pipelines. Tennessee is currently recovering environmental expenses annually in its rates. Reference is made to Note 2 for more information regarding recovery of environmental costs. A significant portion of these expenses remains subject to review and refund in Tennessee's 1991 rate case. Tennessee is also currently pursuing the possibility of a global settlement with its customers that would not only address recovery of the environmental costs currently being recovered in its rates, but would also establish a mechanism for recovering a substantial portion of the environmental costs that will be expended in the future. The total amount of and timing for any recovery pursuant to such a global settlement will depend upon the results of Tennessee's negotiations with its customers and will be subject to FERC approval. As of March 31, 1995, $125 million was remaining to be recovered from customers.

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

  While Tenneco believes its legal position to be meritorious, Tenneco has not adjusted its environmental reserve to reflect any anticipated insurance recoveries or recoveries from the manufacturer of the PCB-containing lubricant. Recoveries could reduce the amount ultimately recoverable from customers.

  Tenneco has identified other sites in its various operating divisions where environmental remediation expenses may be required should there be a change in ownership, operations or applicable regulations. These possibilities cannot be predicted or quantified at this time and accordingly, no provision has been recorded. However, provisions have been made for all instances where it has been determined that the incurrence of any material remedial expense is probable.

  (5) In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 which establishes new accounting standards for the impairment of long-lived assets and

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES for long-lived assets to be disposed of. The statement is effective for fiscal years beginning after December 15, 1995. The impact of the adoption of the new standards has not been quantified.

  (6) In March 1995, the Company completed an IPO of 100 percent of its Albright & Wilson chemicals segment, resulting in net proceeds of approximately $700 million. The loss on the sale, which was recorded in December 1994 as "discontinued operations," was $170 million, net of income tax expense of $115 million.



 (The above notes are an integral part of the foregoing financial statements.)

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS RESULTS

REVENUES

  Revenues for the first quarter of 1995 were $2.16 billion, down from $3.05 billion in the first quarter of 1994. Natural gas pipelines revenues were down $188 million or 27 percent primarily in the nonregulated sector, which experienced lower demand and prices stemming from the warm winter weather. Automotive parts revenues increased $137 million or 29 percent, of which $86 million resulted from the Heinrich Gillet GmbH & Company ("Gillet") acquisition in November 1994. Packaging revenues increased $145 million or 30 percent from improved price realizations and volumes in both the paperboard and specialty packaging segments. Shipbuilding revenues increased $18 million or four percent due to increased activity on the SEALIFT conversion contract. Tenneco's first quarter 1995 revenues exclude revenues from Case Corporation ("Case"), its farm and construction equipment segment, due to the change to the equity method of accounting for Case in December 1994. (See Note 1 in the "Notes to Financial Statements" for additional information.)

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST ("OPERATING INCOME")

  Operating income for the first quarter of 1995 was $324 million, up $30 million or 10 percent, compared with $294 million for the first quarter of 1994 mainly resulting from improved pricing and volumes in the packaging sector.

NATURAL GAS PIPELINES

  Natural gas pipelines reported first quarter operating income of $80 million compared with $105 million in the 1994 first quarter. Revenues for the first quarter of 1995 decreased to $505 million compared with $693 million in the first quarter of 1994 primarily due to the decline in spot prices and lower volumes in the nonregulated segment. Operating income decreased as a result of depressed natural gas demand and prices in the nonregulated business and the discounting of capacity associated with a terminated contract in the regulated business. The natural gas pipeline industry is experiencing increasing competition in virtually every aspect of operations, which is the result of actions by the FERC to strengthen market forces throughout the industry. In a number of key markets, Tenneco's interstate pipelines face competitive pressure from other major pipeline systems, enabling local distribution companies and end users to choose a supplier or switch suppliers based on the short-term price of the gas and the cost of transportation. Tenneco's pipelines have frequently been required to discount their transportation rates to maintain market share. Additionally, the majority of Tennessee's transportation contracts will be expiring over the next five years. The renegotiation of these contracts may be impacted by such competitive factors.

  In April 1995, Tenneco announced its intent to sell its 50% interest in Kern River Gas Transmission Company ("Kern River") provided an agreement can be reached with a buyer on terms acceptable to Tenneco. Kern River owns a 904-mile natural gas pipeline system extending from southwestern Wyoming to Bakersfield, California.

AUTOMOTIVE PARTS

  Automotive parts reported first quarter operating income of $56 million compared with $54 million in the first quarter of 1994. Revenues for the first quarter of 1995 increased to $602 million compared with $465 million in last year's first quarter, primarily as a result of the acquisition of Gillet, which added $86 million in revenues. Profit margins declined in the first quarter of 1995 due to the integration of Walker Europe with Gillet, the largest supplier of exhaust systems for auto manufacturers in Europe. Aftermarket sales rose 11 percent worldwide, primarily due to the broadened geographic introduction and model coverage of the Sensa-Trac ride control product line. Sensa-Trac was introduced in North America, Australia and France last year and is being introduced in the rest of Europe this year. Original equipment sales grew 58 percent worldwide with much of the increase supplied by the Gillet acquisition and the improving European economy. Tenneco expects new vehicle sales in Europe to rise by three to four percent in 1995 and new car and truck production in North America to equal last year.

PACKAGING

  First quarter operating income for packaging was $116 million, up $96 million compared with $20 million generated in the first quarter of 1994. The 1995 first quarter operating income included a $14 million gain from the sale of a mill in Sylva, North Carolina. Revenues for the first three months of 1995 were $636 million compared with $491 million in the same period last year, up 30 percent primarily due to improved price realizations and volumes in both paperboard and specialty packaging.

  The paperboard packaging business, which includes containerboard and folding boxboard operations, reported operating income of $107 million in the first quarter, compared with $9 million a year ago, up $98 million primarily due to higher commodity prices. Wastepaper costs increased by $19 million as costs of a major component of wastepaper, old corrugated containers, escalated to more than $200 per ton in March 1995 from $44 per ton a year ago.

  Productivity of containerboard mills rose 3.3 percent over the year-ago period and primary mills set a record with average production exceeding 6,000 tons per day for three consecutive months. Reduced machine downtime and scrap contributed to these productivity gains.

  Specialty packaging reported operating income of $9 million in the first quarter of 1995 down slightly from last year. Aluminum and plastics packaging operating income increased 11 percent in the first quarter as demand for these products continues to grow. The molded fiber business reported lower operating income in the first quarter of 1995 compared with the same period last year due to higher raw material costs. The cost of recycled fiber rose 80 percent compared with last year's first quarter.

SHIPBUILDING

  Shipbuilding reported first quarter operating income of $44 million compared with $48 million in the 1994 first quarter. Revenues increased $18 million to $421 million in the first three months of 1995 compared with $403 million in the same period last year due to a higher level of activity on the SEALIFT conversion contract. Operating income declined due to the completion of the contract to refuel and overhaul the aircraft carrier USS ENTERPRISE, which was completed in September 1994, and higher initial costs on the SEALIFT conversion contract.

  The backlog at the end of the first quarter of 1995 was approximately $5.3 billion and included construction contracts for three LOS ANGELES class submarines and three NIMITZ class aircraft carriers, a conversion contract for two fast SEALIFT ships and two "Double Eagle" product tankers.

OTHER

  Tenneco recorded $26 million for equity in net income from its 44 percent ownership of Case in the first quarter of 1995 compared with 100 percent of Case's operating income of $81 million in the first quarter of 1994.

  Tenneco's other operations reported operating income of $2 million in the first quarter of 1995, compared with an operating loss of $14 million for the first quarter of 1994. Operating income improved in the first quarter of 1995 primarily due to interest income from higher levels of notes receivable and temporary cash investments.

INTEREST EXPENSE (NET OF INTEREST CAPITALIZED)

  Interest expense decreased from $96 million in the 1994 first quarter to $84 million in the first quarter of 1995. The decline was primarily attributable to lower debt levels that resulted from the deconsolidation of Case in November 1994, scheduled long-term debt retirements and lower interest expense for a pipeline rate refund. Interest capitalized decreased from $2 million in the 1994 first quarter to $1 million in 1995.

INCOME TAXES

  Income tax expense for the first quarter of 1995 was $82 million versus $77 million reported for the 1994 first quarter. This increase was primarily due to higher pre-tax income in 1995, partially offset by lower levels of unbenefitted European losses.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

  Effective January 1, 1994, Tenneco adopted Statement of Financial Accounting Standards ("FAS") No. 112, "Employers' Accounting for Postemployment Benefits". This new standard was adopted using the cumulative catch-up method and requires employers to account for postemployment benefits for former or inactive employees after employment but before retirement on the accrual basis rather than the "pay-as-you-go" basis. As a result of the adoption of this statement, the first quarter 1994 Statement of Income includes an after-tax charge of $39 million, or 22 cents per average common share, for the cumulative effect of the accounting change.

DISCONTINUED OPERATIONS

  Income from discontinued operations in the first quarter of 1994 of $1 million (net of an income tax benefit of $1 million) was attributable to the chemicals and brakes businesses, which have been sold.

  In March 1995, Tenneco completed an IPO of 100 percent of its Albright & Wilson chemicals segment, resulting in net proceeds of approximately $700 million. The proceeds will be used to take advantage of growth opportunities in its other businesses. The loss on the sale, which was recorded in December 1994 as "discontinued operations", was $170 million, net of income tax expense of $115 million.

EARNINGS PER AVERAGE COMMON SHARE

  Net income for the first quarter of 1995 was $153 million, or 84 cents per average common share after preferred stock dividends, compared with net income of $83 million, or 45 cents per average common share after preferred stock dividends, in the 1994 first quarter. Preferred stock dividends were $3 million for the first quarter of 1995 and 1994.

  Included in the first quarter 1994 net income of $83 million was income from continuing operations of $121 million, or 66 cents per average common share, income from discontinued operations of $1 million, or 1 cent per average common share, and a charge of $39 million, or 22 cents per average common share, related to the cumulative effect of the change in accounting principle.

  Average shares outstanding used for the calculation of earnings per average common share for the first quarter of 1995 were 177.8 million compared to 178.7 million in the 1994 first quarter. The decrease was primarily the result of the common stock repurchase program partially offset by the issuance of shares from the stock employee compensation trust ("SECT").

CASH FLOW

  Net cash used by operating activities was $13 million for the first quarter of 1995 compared with cash provided by operating activities of $597 million for the same period in 1994, a decrease of $610 million. This decrease in cash provided by operating activities was due primarily to the sale of approximately $740 million of Case retail receivables to limited purpose business trusts, which issued asset-backed securities to the public in the 1994 first quarter, and a pipeline rate refund in the 1995 first quarter. Partially offsetting these declines were higher collections of receivables and lower working capital requirements due to the Case deconsolidation. The 1994 cash provided by operating activities included a decrease related to the buildup of inventories of Case and its dealers.

  Net cash provided by investing activities was $616 million compared with net cash used of $37 million in the first quarter of 1994. Proceeds from sale of businesses and assets were higher primarily due to the sale of the Albright & Wilson chemicals division.

  Cash used for financing activities for the first quarter of 1995 was $444 million compared with $503 million for the first quarter of 1994. In the first quarter of 1995, Tenneco purchased approximately $300 million of its common stock as a part of its $500 million common stock repurchase program. Since the repurchase program began in December 1994, 7,299,900 shares have been acquired at a cost of $320 million.

  Expenditures for plant, property and equipment from continuing operations for the first quarter of 1995 were $118 million compared with $89 million for the first quarter of 1994. Increased expenditures for natural gas pipelines ($25 million), automotive parts ($4 million), shipbuilding ($8 million) and packaging ($3 million) were partially offset by the decline for farm and construction equipment ($11 million).

LIQUIDITY AND CAPITAL RESOURCES

  Capitalization totaled $7.42 billion at March 31, 1995, a decrease of $65 million from December 31, 1994. The resulting ratio of total debt to capitalization decreased from 55.0 percent to 54.5 percent. The total debt to capitalization ratio was 52.4 percent including the market value of the SECT shares compared to 52.9 percent at December 31, 1994. The major changes in capitalization were: total debt down $72 million, shareowners' equity up $32 million, minority interest down $6 million and preferred stock down $19 million due to mandatory redemption.

  Based upon Tenneco's estimates of anticipated needs and circumstances of business operations, together with anticipated market conditions and including any payments associated with the settlement of the GSR issues, Tenneco expects adequate sources of funds to be available to finance its future operations through internally generated funds, the sale of assets, the use of credit facilities and the issuance of other long-term securities.

OTHER MATTERS

  In March 1995, the Financial Accounting Standards Board issued FAS No. 121 which establishes new accounting standards for the impairment of long-lived assets and for long-lived assets to be disposed of. The statement is effective for fiscal years beginning after December 15, 1995. The impact of the adoption of the new standards has not been quantified.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

 (1) Environmental Proceedings.

  Tennessee is a party in proceedings involving federal and state authorities regarding the past use by Tennessee of a lubricant containing polychlorinated biphenyls ("PCBs") in its starting air systems.

  Tennessee has executed a consent order with the United States Environmental Protection Agency ("EPA") governing the remediation of its compressor stations in Regions IV, V and VI. With respect to the stations in Regions II and III, EPA has advised Tennessee that it is deferring to the Pennsylvania and New York environmental agencies to specify the remediation requirements applicable to Tennessee. Tennessee anticipates that it will soon reach an agreement with the Pennsylvania Department of Environmental Resources and will enter into a consent order on remediation at the Pennsylvania stations (under which Tennessee also agrees to pay a civil penalty and to make a contribution for environmental projects); meanwhile, Tennessee will continue its negotiations with the New York Department of Environmental Conservation on remediation at the New York stations. Tenneco believes that the ultimate resolution of this matter will not have a material adverse effect on the financial condition or results of operations of Tenneco Inc. and its consolidated subsidiaries.

 (2) Other Proceedings.

  On October 14, 1993, Tennessee was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that Tennessee had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. On two subsequent occasions, TransTexas gave Tennessee notice that it was adding new production and/or acreage "to the contract." An amendment to the pleadings seeks $1.5 billion from Tennessee for alleged damages caused by Tennessee's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. Tennessee filed a motion for summary judgment, asserting that the Texas statutes of frauds precluded the plaintiffs from adding new production or acreage to the contract. On May 4, 1995, the trial court granted Tennessee's motion for summary judgment. The time for appeal of the trial court's ruling had not commenced as of May 15, 1995.

 (3) Potential Superfund Liability.

  At March 31, 1995, Tenneco has been designated as a potentially responsible party in 66 "Superfund" sites. With respect to its pro rata share of the remediation costs of certain sites, Tenneco is fully indemnified by third parties. With respect to certain other sites, Tenneco has sought to resolve its liability through payments to the other potentially responsible parties. For the remaining sites, Tenneco has estimated its share of the remediation costs to between $12 million and $71 million or 0.4% to 2.2% of the total remediation costs for those sites and has provided reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, Tenneco's estimate of its share of remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that Tenneco could be required to pay in excess of its pro rata share of remediation costs. Tenneco's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in Tenneco's determination of its estimated liability. Tenneco does not believe that the costs associated with its current status as a potentially responsible party in the Superfund sites described above will be material to its consolidated financial position or results of operations.

  For additional information concerning environmental matters, see Note 4 in the "Notes to Financial Statements" of Tenneco Inc. and Consolidated Subsidiaries.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

     3--By-Laws of Tenneco Inc., as amended May 9, 1995.

    11--Computation of Earnings (Loss) Per Share of Common Stock

    12--Computation of Ratio of Earnings to Fixed Charges

    27--Financial Data Schedule

  (b) Reports on Form 8-K. Tenneco Inc. did not file any Current Reports on Form 8-K during the quarter ended March 31, 1995.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TENNECO INC.

                                                    Robert T. Blakely
                                          By __________________________________
                                                    Robert T. Blakely
                                                Senior Vice President and
                                                 Chief Financial Officer

Date: May 15, 1995

                                                                     EXHIBIT 11
                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

           COMPUTATION OF EARNINGS (LOSS) PER SHARE OF COMMON STOCK
                                  (UNAUDITED)

                                                 (MILLIONS EXCEPT SHARE
                                                        AMOUNTS)
                                                 THREE MONTHS ENDED MARCH 31,
                                                ------------------------------
                                                    1995              1994
                                                ------------      ------------
COMPUTATION FOR STATEMENTS OF INCOME
  Primary Earnings Per Share (average shares
   outstanding):
   Income from continuing operations..........  $        153      $        121
   Income from discontinued operations, net of
    income tax................................            --                 1
                                                ------------      ------------
   Income before cumulative effect of change
    in accounting principle...................           153               122
   Cumulative effect of change in accounting
    principle, net of income tax..............            --               (39)
                                                ------------      ------------
   Net income.................................           153                83
   Preferred stock dividends..................             3                 3
                                                ------------      ------------
   Net income to common stock.................  $        150      $         80
                                                ============      ============
   Average shares of common stock
    outstanding(a),(b)........................   177,792,872       178,696,826
                                                ============      ============
   Earnings (loss) per average share of common
    stock:
     Continuing operations....................  $        .84      $        .66
     Discontinued operations..................            --               .01
     Cumulative effect of change in accounting
      principle...............................            --              (.22)
                                                ------------      ------------
                                                $        .84      $        .45
                                                ============      ============
ADDITIONAL COMPUTATIONS(C)
  Net income to common stock, per above.......  $        150      $         80
                                                ============      ============
  Primary Earnings Per Share (including common
   stock equivalents):
   Average shares of common stock
    outstanding(a),(b)........................   177,792,872       178,696,826
   Incremental common shares applicable to
    common stock options based on the common
    stock daily average market price during
    the period................................        49,907           119,080
   Incremental common shares applicable to
    performance units based upon the
    attainment of specified goals.............        27,625                --
                                                ------------      ------------
   Average common shares, as adjusted.........   177,870,404       178,815,906
                                                ============      ============
   Earnings (loss) per average share of common
    stock (including common stock
    equivalents):
     Continuing operations....................  $        .84      $        .66
     Discontinued operations..................            --               .01
     Cumulative effect of change in accounting
      principle...............................            --              (.22)
                                                ------------      ------------
                                                $        .84      $        .45
                                                ============      ============
  Fully Diluted Earnings Per Share:
   Average shares of common stock
    outstanding(a),(b)........................   177,792,872       178,696,826
   Incremental common shares applicable to
    common stock options based on the more
    dilutive of the common stock ending or
    average market price during the period....        64,438           119,080
   Average common shares issuable assuming
    conversion of Tenneco Inc. 10% loan stock.        39,329            41,903
   Incremental common shares applicable to
    performance units based upon the
    attainment of specified goals.............        27,625                --
                                                ------------      ------------
   Average common shares assuming full
    dilution..................................   177,924,264       178,857,809
                                                ============      ============
   Fully diluted earnings (loss) per average
    share, assuming conversion of all
    applicable securities:
     Continuing operations....................  $        .84      $        .66
     Discontinued operations..................            --               .01
     Cumulative effect of change in accounting
      principle...............................            --              (.22)
                                                ------------      ------------
                                                $        .84      $        .45
                                                ============      ============

- --------
NOTES:(a) In 1992, 12,000,000 shares of common stock were issued to the Stock
          Employee Compensation Trust ("SECT"). Shares of common stock issued to a related trust are not considered to be outstanding in the computation of average shares of common stock until the shares are utilized to fund the obligations for which the trust was established. At March 31, 1995, the SECT had utilized 5,681,945 of these shares.
      (b) Prior to conversion in December 1994, Series A preferred stock was converted into common stock under the Contingent Share method. The above computation includes 8,935,175 shares of Series A preferred stock which were converted into 17,342,763 shares of common stock. In December 1994, all of the outstanding shares of Series A preferred stock were converted into Tenneco Inc. common stock. The inclusion of Series A preferred stock in the computation of earnings per share was antidilutive for the first quarter of 1994.
      (c) These calculations are submitted in accordance with Securities and Exchange Commission requirements although not required by Accounting Principles Board Opinion No. 15 because they result in dilution of less than 3%.

                                                                      EXHIBIT 12

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

              COMBINED WITH 50% OWNED UNCONSOLIDATED SUBSIDIARIES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                      THREE
                                                                     MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                                    ----------
                                                                    1995  1994
                                                                    ----  ----
Income from continuing operations.................................. $153  $121
Add:
  Interest.........................................................  117   155
  Portion of rentals representative of interest factor.............   14    16
  Preferred stock dividend requirements of majority-owned
   subsidiaries....................................................    6    --
  Income tax expense and other taxes on income.....................   82    77
  Amortization of interest capitalized applicable to nonutility
   companies.......................................................    1     2
  Undistributed earnings of affiliated companies in which less than
   a 50% voting interest is owned..................................  (26)   (2)
                                                                    ----  ----
    Earnings as defined............................................ $347  $369
                                                                    ====  ====
Interest........................................................... $117  $155
Interest capitalized...............................................    1     2
Portion of rentals representative of interest factor...............   14    16
Preferred stock dividend requirements of majority-owned
 subsidiaries......................................................   10    --
                                                                    ----  ----
    Fixed charges as defined....................................... $142  $173
                                                                    ====  ====
Ratio of earnings to fixed charges................................. 2.44  2.13
                                                                    ====  ====

                        [LOGO OF TENNECO APPEARS HERE]