Form 10-Q
period 1995-06-30
TENNECO INC /DE/
filed 1995-08-14
CIK 823549

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO
                              -------------------    -----------------------


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

  Common Stock, par value $5 per share: 178,332,978 shares as of June 30, 1995.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I--Financial Information
  Tenneco Inc. and Consolidated Subsidiaries--
    Statements of Income..................................................   2
    Statements of Cash Flows..............................................   5
    Balance Sheets........................................................   6
    Statements of Changes in Shareowners' Equity..........................   8
    Statements of Changes in Preferred Stock With Mandatory Redemption
     Provisions...........................................................   9
    Notes to Financial Statements.........................................  10
    Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................  16
Part II--Other Information
  Item 1. Legal Proceedings...............................................  22
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............  23
  Item 5. Other Information...............................................   *
  Item 6. Exhibits and Reports on Form 8-K................................  23

--------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                     PART I

                             FINANCIAL INFORMATION

                              STATEMENTS OF INCOME

                                  (UNAUDITED)

                              TENNECO INC. AND CONSOLIDATED SUBSIDIARIES
                            --------------------------------------------------
                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                   JUNE 30,                  JUNE 30,
-------------------------------------------------------------------------------
(MILLIONS EXCEPT SHARE
AMOUNTS)                       1995         1994         1995         1994
-------------------------------------------------------------------------------
Revenues:
  Net sales and operating
   revenues--
   Natural gas pipelines..  $       432  $       605  $       937  $     1,298
   Automotive parts.......          661          545        1,263        1,010
   Packaging..............          682          527        1,318        1,018
   Shipbuilding...........          424          464          845          867
   Farm and construction
    equipment.............           --        1,118           --        2,118
   Other..................           (1)          (1)          (2)          (4)
                            -----------  -----------  -----------  -----------
                                  2,198        3,258        4,361        6,307
  Other income--
   Interest income........           34           40           68           87
   Equity in net income of
    affiliated companies..           69           15          112           31
   Gain (loss) on sale of
    businesses and assets,
    net...................           (7)           9            7           12
   Other income, net......           12          (14)          19          (21)
                            -----------  -----------  -----------  -----------
                                  2,306        3,308        4,567        6,416
                            -----------  -----------  -----------  -----------
Costs and Expenses:
  Cost of sales (exclusive
   of depreciation shown
   below).................        1,295        2,023        2,544        3,849
  Operating expenses......          317          511          692        1,042
  Selling, general and ad-
   ministrative...........          195          285          382          568
  Finance charges--Tenneco
   Finance................           23           44           46           95
  Depreciation, depletion
   and amortization.......          107           86          210          209
  Restructuring costs.....           --          (16)          --          (16)
                            -----------  -----------  -----------  -----------
                                  1,937        2,933        3,874        5,747
                            -----------  -----------  -----------  -----------
Income Before Interest Ex-
 pense, Income Taxes and
 Minority Interest........          369          375          693          669
Interest Expense (net of
 interest capitalized)....           87           97          171          193
                            -----------  -----------  -----------  -----------
Income Before Income Taxes
 and Minority Interest....          282          278          522          476
Income Tax Expense .......           91          117          173          194
                            -----------  -----------  -----------  -----------
Income Before Minority In-
 terest...................          191          161          349          282
Minority Interest ........            6           --           11           --
                            -----------  -----------  -----------  -----------
Income From Continuing Op-
 erations.................          185          161          338          282
Loss From Discontinued Op-
 erations, Net of Income
 Tax......................           --          (14)          --          (13)
                            -----------  -----------  -----------  -----------
Income Before Extraordi-
 nary Loss................          185          147          338          269
Extraordinary Loss, Net of
 Income Tax...............           --           (5)          --           (5)
                            -----------  -----------  -----------  -----------
Income Before Cumulative
 Effect of Change in Ac-
 counting Principle.......          185          142          338          264
Cumulative Effect of
 Change in Accounting
 Principle, Net of Income
 Tax......................           --           --           --          (39)
                            -----------  -----------  -----------  -----------
Net Income................          185          142          338          225
Preferred Stock Dividends.            3            4            6            7
                            -----------  -----------  -----------  -----------
Net Income to Common
 Stock....................  $       182  $       138  $       332  $       218
                            ===========  ===========  ===========  ===========
Average Number of Shares
 of Common Stock Outstand-
 ing......................  173,699,875  179,850,934  175,829,883  179,287,726
                            ===========  ===========  ===========  ===========
Earnings (Loss) Per Aver-
 age Share of Common
 Stock:
  Continuing operations...  $      1.05  $       .88  $      1.89  $      1.54
  Discontinued operations.           --         (.08)          --         (.07)
  Extraordinary loss......           --         (.03)          --         (.03)
  Cumulative effect of
   change in accounting
   principle..............           --           --           --         (.22)
                            -----------  -----------  -----------  -----------
                            $      1.05  $       .77  $      1.89  $      1.22
                            ===========  ===========  ===========  ===========
Cash Dividends Per Share
 of Common Stock..........  $       .40  $       .40  $       .80  $       .80
                            ===========  ===========  ===========  ===========

 (The accompanying notes to financial statements are an integral part of these statements of income.)

                                          TENNECO INDUSTRIAL                         TENNECO FINANCE
                              -----------------------------------------   -----------------------------------
                                      THREE MONTHS       SIX MONTHS         THREE MONTHS      SIX MONTHS
                                     ENDED JUNE 30,     ENDED JUNE 30,      ENDED JUNE 30,   ENDED JUNE 30,
                              -------------------------------------------------------------------------------
                                     1995      1994      1995      1994     1995     1994   1995     1994
                              -------------------------------------------------------------------------------
Revenues:
  Net sales and operating
   revenues--
   Natural gas pipelines..        $   432   $   605   $   937   $ 1,298    $  --   $   --   $  --   $  --
   Automotive parts.......            661       545     1,263     1,010       --       --      --      --
   Packaging..............            682       527     1,318     1,018       --       --      --      --
   Shipbuilding...........            424       464       845       867       --       --      --      --
   Farm and construction
    equipment.............             --     1,118        --     2,118       --       --      --      --
   Other..................             (1)       (1)       (2)       (4)      --       --      --      --
                                   ------   -------   -------   -------    -----   ------   -----   -----
                                    2,198     3,258     4,361     6,307       --       --      --      --
  Other income--
   Interest income........             19        14        36        22       33       87      68     197
   Equity in net income of
    affiliated companies..             75        37       123        94       --       --      --      --
   Gain (loss) on sale of
    businesses and assets,
    net...................             (7)        9         7        12       --       --      --      --
   Other income, net......             12       (12)       19       (20)       2        1       3       2
                                   ------   -------   -------   -------    -----   ------   -----   -----
                                    2,297     3,306     4,546     6,415       35       88      71     199
                                   ------   -------   -------   -------    -----   ------   -----   -----
Costs and Expenses:
  Cost of sales (exclusive
   of depreciation shown
   below).................          1,297     2,023     2,547     3,851       --       --      --      --
  Operating expenses......            315       514       686     1,054        2       (2)      6      (9)
  Selling, general and ad-
   ministrative...........            198       327       388       662       --       (1)     --       1
  Finance charges--Tenneco
   Finance................             --        --        --        --       22       49      46      98
  Depreciation, depletion
   and amortization.......            106        85       209       208        1        1       1       1
  Restructuring costs.....             --       (16)       --       (16)      --       --      --      --
                                   ------   -------   -------   -------    -----   ------   -----   -----
                                    1,916     2,933     3,830     5,759       25       47      53      91
                                   ------   -------   -------   -------    -----   ------   -----   -----
Income Before Interest Ex-
 pense, Income Taxes and
 Minority Interest........            381       373       716       656       10       41      18     108
Interest Expense (net of
 interest capitalized)....            103       110       201       217       --        4      --       8
                                   ------   -------   -------   -------    -----   ------   -----   -----
Income Before Income Taxes
 and Minority Interest....            278       263       515       439       10       37      18     100
Income Tax Expense .......             87       102       166       157        4       15       7      37
                                   ------   -------   -------   -------    -----   ------   -----   -----
Income Before Minority In-
 terest...................            191       161       349       282        6       22      11      63
Minority Interest ........              6        --        11        --       --       --      --      --
                                   ------   -------   -------   -------    -----   ------   -----   -----
Income From Continuing Op-
 erations.................            185       161       338       282        6       22      11      63
Loss From Discontinued Op-
 erations, Net of Income
 Tax......................             --       (14)       --       (13)      --       --      --      --
                                   ------   -------   -------   -------    -----   ------   -----   -----
Income Before Extraordi-
 nary Loss................            185       147       338       269        6       22      11      63
Extraordinary Loss, Net of
 Income Tax...............             --        (5)       --        (5)      --       (4)     --      (4)
                                   ------   -------   -------   -------    -----   ------   -----   -----
Income Before Cumulative
 Effect of Change in Ac-
 counting Principle.......            185       142       338       264        6       18      11      59
Cumulative Effect of
 Change in Accounting
 Principle, Net of Income
 Tax......................            --        --        --       (39)      --       --      --      --
                                  ------   -------   -------   -------    -----   ------   -----   -----
Net Income................           185       142       338       225        6       18      11      59
Preferred Stock Dividends.             3         4         6         7       --       --      --      --
                                  ------   -------   -------   -------    -----   ------   -----   -----
Net Income to Common
 Stock....................       $   182   $   138   $   332   $   218    $   6   $   18   $  11   $  59
                                 =======   =======   =======   =======    =====   ======   =====   =====

   (Reference is made to Note 1 for definitions of "Tenneco Industrial" and
                              "Tenneco Finance.")

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                  TENNECO INC. AND
                                                    CONSOLIDATED
                                                    SUBSIDIARIES      TENNECO INDUSTRIAL     TENNECO FINANCE
                                                  ------------------  --------------------  ------------------
                                                  SIX MONTHS ENDED     SIX MONTHS ENDED     SIX MONTHS ENDED
                                                       JUNE 30,             JUNE 30,             JUNE 30,
--------------------------------------------------------------------------------------------------------------
(MILLIONS)                                          1995      1994       1995       1994      1995      1994
--------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Income from continuing operations..............  $   338  $     282  $    338  $      282  $    11  $      63
 Adjustments to reconcile income from
  continuing operations to cash provided
  (used) by continuing operations--
   Depreciation, depletion and amortization.....      210        209       209         208        1          1
   Deferred income taxes........................        8        (37)        8         (44)      --          7
   Gain on sale of businesses and assets,
    net.........................................       (7)       (12)       (7)        (12)      --         --
   Changes in components of working capital--
    (Increase) decrease in receivables..........       58       (510)      (56)     (1,683)      94        708
    (Increase) decrease in inventories..........     (184)      (141)     (184)       (141)      --         --
    (Increase) decrease in prepayments and other
     current assets.............................       (3)        63        (3)         72       --         (2)
    Increase (decrease) in payables.............     (123)       205      (121)        (10)      (4)        53
    Increase (decrease) in taxes accrued........        1        149         1         161       --        (12)
    Increase (decrease) in interest accrued.....      (25)       (32)      (24)        (14)      (1)       (18)
    Increase (decrease) in restructuring
     liability..................................       --        (49)       --         (49)      --         --
    Increase (decrease) in natural gas pipeline
     revenue reservation........................     (179)      (157)     (179)       (157)      --         --
    Increase (decrease) in other current
     liabilities................................      (27)        99       (26)        117       (1)       (18)
  (Increase) decrease in long-term notes and
   receivables..................................      199        275         6          70      189        189
  Take-or-pay (refunds to customers)
   recoupments, net.............................       25          4        25           4       --         --
  Other.........................................      (49)       (74)      238         (78)       2          5
                                                  -------  ---------  --------  ----------  -------  ---------
    Cash provided (used) by continuing
     operations.................................      242        274       225      (1,274)     291        976
    Cash provided (used) by discontinued
     operations.................................       13         (5)       13          (5)      --         --
                                                  -------  ---------  --------  ----------  -------  ---------
Net Cash Provided (Used) by Operating
 Activities.....................................      255        269       238      (1,279)     291        976
                                                  -------  ---------  --------  ----------  -------  ---------
Cash Flows from Investing Activities:
 Net proceeds (expenditures) related to the sale
  of discontinued operations....................      691         (5)      691          (5)      --         --
 Net proceeds from sale of businesses and
  assets........................................       45        522        45         522       --         --
 Expenditures for plant, property and
  equipment--
   Continuing operations........................     (322)      (208)     (322)       (208)      --         --
   Discontinued operations......................       (4)       (32)       (4)        (32)      --         --
 Acquisitions of businesses.....................     (271)        --      (271)         --       --         --
 Investments and other..........................       44          9       236        (198)    (188)       (10)
                                                  -------  ---------  --------  ----------  -------  ---------
Net Cash Provided (Used) by Investing
 Activities.....................................      183        286       375          79     (188)       (10)
                                                  -------  ---------  --------  ----------  -------  ---------
Cash Flows from Financing Activities:
 Issuance of common, treasury and SECT
  shares........................................       39        108        39         108       --        185
 Purchase of common stock.......................     (450)        (6)     (450)         (6)      --         --
 Redemption of preferred stock..................      (20)       (20)      (20)        (20)      --         --
 Issuance of long-term debt.....................       --        979        --         992       --         12
 Retirement of long-term debt...................     (192)    (1,060)     (156)        (66)     (36)    (1,018)
 Net increase (decrease) in short-term debt
  excluding current maturities on long-term
  debt..........................................       28        (54)       50         455       --        112
 Dividends (common and preferred)...............     (146)      (161)     (146)       (161)    (300)       (18)
                                                  -------  ---------  --------  ----------  -------  ---------
Net Cash Provided (Used) by Financing
 Activities.....................................     (741)      (214)     (683)      1,302     (336)      (727)
                                                  -------  ---------  --------  ----------  -------  ---------
Effect of Foreign Exchange Rate Changes
 on Cash and Temporary Cash Investments.........        5          3         5           3       --         --
                                                  -------  ---------  --------  ----------  -------  ---------
Increase (Decrease) in Cash and Temporary Cash
 Investments....................................     (298)       344       (65)        105     (233)       239
Cash and Temporary Cash Investments, January 1..      405        218       172         213      233          5
                                                  -------  ---------  --------  ----------  -------  ---------
Cash and Temporary Cash Investments, June 30
 (Note).........................................  $   107  $     562  $    107  $      318  $    --  $     244
                                                  =======  =========  ========  ==========  =======  =========
Cash Paid During the Period for:
 Interest.......................................  $   235  $     338  $    219  $      258  $    46  $     130
 Income taxes (net of refunds)..................  $   203  $     (62) $    196  $      (78) $     7  $      16

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

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                         TENNECO INC. AND
                                                    CONSOLIDATED SUBSIDIARIES
                                                  -------------------------------
                                                  JUNE 30,  DECEMBER 31, JUNE 30,
(MILLIONS)                                          1995        1994       1994
---------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash and temporary cash investments............  $   107     $   405    $   562
 Receivables--
   Customer notes and accounts (net)............    1,192       1,535      3,398
   Affiliated companies.........................       60          67          1
   Gas transportation and exchange..............      198         214        295
   Income taxes.................................      133         234         --
   Other........................................      304         192        234
 Inventories--
   Finished goods...............................      312         355        985
   Work in process..............................       90          83        184
   Long-term contracts in progress, less pro-
    gress billings..............................      212         138        113
   Raw materials................................      209         178        316
   Materials and supplies.......................      153         156        156
 Deferred income taxes..........................       33          23        104
 Prepayments and other..........................      254         315        330
                                                  -------     -------    -------
                                                    3,257       3,895      6,678
                                                  -------     -------    -------
Investments and Other Assets:
 Investment in affiliated companies.............      966         997        472
 Other investments, at cost.....................       43          47         54
 Long-term receivables--
   Notes and other (net)........................      614         805      1,587
   Affiliated companies.........................      277         264         --
 Investment in subsidiaries in excess of fair
  value of net assets at date of acquisition,
  less amortization.............................      307         331        410
 Deferred income taxes..........................       60          49         41
 Other..........................................    1,354         927      1,218
                                                  -------     -------    -------
                                                    3,621       3,420      3,782
                                                  -------     -------    -------
Plant, Property and Equipment, at cost..........   10,760      11,108     12,287
 Less--Reserves for depreciation, depletion and
  amortization..................................    5,548       5,881      6,591
                                                  -------     -------    -------
                                                    5,212       5,227      5,696
                                                  -------     -------    -------
                                                  $12,090     $12,542    $16,156
                                                  =======     =======    =======
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
 Short-term debt (including current maturities
  on long-term debt)............................  $   635     $   545    $ 1,133
 Payables--
   Trade........................................      806       1,053      1,462
   Affiliated companies.........................       20          35         34
   Gas transportation and exchange..............      129         159        208
 Taxes accrued..................................       77          86        309
 Interest accrued...............................      125         127        138
 Restructuring liability........................       --          --        171
 Natural gas pipeline revenue reservation.......        3         190        118
 Other..........................................    1,060         859      1,463
                                                  -------     -------    -------
                                                    2,855       3,054      5,036
                                                  -------     -------    -------
Long-term Debt..................................    3,309       3,570      4,848
                                                  -------     -------    -------
Deferred Income Taxes...........................    1,308       1,459      1,178
                                                  -------     -------    -------
Postretirement Benefits.........................      606         603        798
                                                  -------     -------    -------
Deferred Credits and Other Liabilities..........      657         489        739
                                                  -------     -------    -------
Commitments and Contingencies
Minority Interest...............................      315         320        573
                                                  -------     -------    -------
Preferred Stock with Mandatory Redemption Provi-
 sions..........................................      129         147        145
                                                  -------     -------    -------
Shareowners' Equity:
 Series A preferred stock.......................       --          --          9
 Common stock...................................      957         957        870
 Stock Employee Compensation Trust (common
  stock held in trust)..........................     (272)       (298)      (386)
 Premium on common stock and other capital sur-
  plus..........................................    3,587       3,553      3,664
 Cumulative translation adjustments.............      (50)       (237)      (243)
 Retained earnings (accumulated deficit)........     (718)       (905)      (923)
                                                  -------     -------    -------
                                                    3,504       3,070      2,991
 Less--Shares held as treasury stock, at cost...      593         170        152
                                                  -------     -------    -------
                                                    2,911       2,900      2,839
                                                  -------     -------    -------
                                                  $12,090     $12,542    $16,156
                                                  =======     =======    =======

 (The accompanying notes to financial statements are an integral part of these balance sheets.)



                                                         TENNECO INDUSTRIAL                     TENNECO FINANCE
                                                 ----------------------------------   ------------------------------------
                                                 JUNE 30,  DECEMBER 31,   JUNE 30,    JUNE 30,   DECEMBER 31,   JUNE 30,
                                                   1995        1994         1994        1995         1994         1994
                                                 -------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash and temporary cash investments............  $   107     $   172      $   318      $   --       $  233       $  244
 Receivables--
   Customer notes and accounts (net)............      461         650        2,343         731          882        1,049
   Affiliated companies.........................       57          65           62          37          186          564
   Gas transportation and exchange..............      198         214          295          --           --           --
   Income taxes.................................      133         234           --          --           --           --
   Other........................................      299         187          222           5            5           13
 Inventories--
   Finished goods...............................      312         355          985          --           --           --
   Work in process..............................       90          83          184          --           --           --
   Long-term contracts in progress, less pro-
    gress billings..............................      212         138          113          --           --           --
   Raw materials................................      209         178          316          --           --           --
   Materials and supplies.......................      153         156          156          --           --           --
 Deferred income taxes..........................       33          23          101          --           --            3
 Prepayments and other..........................      255         315          325          --            2            7
                                                  -------     -------      -------      ------       ------       ------
                                                    2,519       2,770        5,420         773        1,308        1,880
                                                  -------     -------      -------      ------       ------       ------
Investments and Other Assets:
 Investment in affiliated companies.............    1,202       1,762        1,352          --           --           --
 Other investments, at cost.....................       43          42           49          --            5            5
 Long-term receivables--
   Notes and other (net)........................      226         214          664         370          566          945
   Affiliated companies.........................      277         264           --          --           --           --
 Investment in subsidiaries in excess of fair
  value of net assets at date of acquisition,
  less amortization.............................      307         331          410          --           --           --
 Deferred income taxes..........................       60          49           41          --           --           --
 Other..........................................    1,369         951        1,250           3            3            5
                                                  -------     -------      -------      ------       ------       ------
                                                    3,484       3,613        3,766         373          574          955
                                                  -------     -------      -------      ------       ------       ------
Plant, Property and Equipment, at cost..........   10,690      11,038       12,217          70           70           70
 Less--Reserves for depreciation, depletion and
  amortization..................................    5,529       5,863        6,573          19           18           18
                                                  -------     -------      -------      ------       ------       ------
                                                    5,161       5,175        5,644          51           52           52
                                                  -------     -------      -------      ------       ------       ------
                                                  $11,164     $11,558      $14,830      $1,197       $1,934       $2,887
                                                  =======     =======      =======      ======       ======       ======
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
 Short-term debt (including current maturities
  on long-term debt)............................  $   456     $   310      $   809      $  204         $410       $  897
 Payables--
   Trade........................................      806       1,053        1,447          --           --           15
   Affiliated companies.........................       26          36           81           2            7           36
   Gas transportation and exchange..............      129         159          208          --           --           --
 Taxes accrued..................................       75          86          301           2           --            8
 Interest accrued...............................      100         102          103          25           25           35
 Restructuring liability........................       --          --          171          --           --           --
 Natural gas pipeline revenue reservation.......        3         190          118          --           --           --
 Other..........................................    1,052         853        1,427           9            7           36
                                                  -------     -------      -------      ------       ------       ------
                                                    2,647       2,789        4,665         242          449        1,027
                                                  -------     -------      -------      ------       ------       ------
Long-term Debt..................................    2,604       2,865        3,940         705          705          919
                                                  -------     -------      -------      ------       ------       ------
Deferred Income Taxes...........................    1,295       1,446        1,171          13           13            7
                                                  -------     -------      -------      ------       ------       ------
Postretirement Benefits.........................      606         603          798          --           --           --
                                                  -------     -------      -------      ------       ------       ------
Deferred Credits and Other Liabilities..........      657         488          751           1            2            2
                                                  -------     -------      -------      ------       ------       ------
Commitments and Contingencies
Minority Interest...............................      315         320          521          --           --           52
                                                  -------     -------      -------      ------       ------       ------
Preferred Stock with Mandatory Redemption Provi-
 sions..........................................      129         147          145          --           --           --
                                                  -------     -------      -------      ------       ------       ------
Shareowners' Equity:
 Series A preferred stock.......................       --          --            9          --           --           --
 Common stock...................................      957         957          870          --           71           71
 Stock Employee Compensation Trust (common
  stock held in trust)..........................     (272)       (298)        (386)         --           --           --
 Premium on common stock and other capital sur-
  plus..........................................    3,587       3,553        3,664         185          264          403
 Cumulative translation adjustments.............      (50)       (237)        (243)         --            2           (5)
 Retained earnings (accumulated deficit)........     (718)       (905)        (923)         51          428          411
                                                   ------     -------      -------      ------       ------       ------
                                                    3,504       3,070        2,991         236          765          880
 Less--Shares held as treasury stock, at cost...      593         170          152          --           --           --
                                                   ------     -------      -------      ------       ------       ------
                                                    2,911       2,900        2,839         236          765          880
                                                  -------     -------      -------      ------       ------       ------
                                                  $11,164     $11,558      $14,830      $1,197       $1,934       $2,887
                                                  =======     =======      =======      ======       ======       ======

    (Reference is made to Note 1 for definitions of "Tenneco Industrial" and
                              "Tenneco Finance.")

                  STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

                                  (UNAUDITED)

                                                 TENNECO INC. AND CONSOLIDATED
                                                         SUBSIDIARIES
                                             ----------------------------------------
                                                   SIX MONTHS ENDED JUNE 30,
--------------------------------------------------------------------------------------
(MILLIONS EXCEPT SHARE AMOUNTS)                     1995                 1994
--------------------------------------------------------------------------------------
                                               SHARES     AMOUNT    SHARES     AMOUNT
                                             -----------  ------  -----------  ------
Series A Preferred Stock:
  Balance January 1 and June 30.............          --  $   --    8,935,175  $    9
                                             ===========  ------  ===========  ------
Common Stock:
  Balance January 1......................... 191,335,193     957  173,953,012     870
    Issued pursuant to benefit plans........       2,742      --       37,946      --
    Other...................................       1,536      --           --      --
                                             -----------  ------  -----------  ------
  Balance June 30........................... 191,339,471     957  173,990,958     870
                                             ===========  ------  ===========  ------
Stock Employee Compensation Trust (SECT):
  Balance January 1.........................                (298)                (499)
    Shares issued...........................                  51                   59
    Adjustment to market value..............                 (25)                  54
                                                          ------               ------
  Balance June 30...........................                (272)                (386)
                                                          ------               ------
Premium on Common Stock and Other Capital
 Surplus:
  Balance January 1.........................               3,553                3,714
    Premium on common stock issued pursuant
     to benefit plans.......................                  --                    2
    Dividends on shares held by SECT........                   5                    7
    Adjustment of SECT to market value......                  25                  (54)
    Other...................................                   4                   (5)
                                                          ------               ------
  Balance June 30...........................               3,587                3,664
                                                          ------               ------
Cumulative Translation Adjustments:
  Balance January 1.........................                (237)                (303)
    Translation of foreign currency state-
     ments..................................                  52                   63
    Sale of investment in foreign
     subsidiaries...........................                 139                   --
    Hedges of net investment in foreign sub-
     sidiaries (net of income taxes)........                  (4)                  (3)
                                                          ------               ------
  Balance June 30...........................                 (50)                (243)
                                                          ------               ------
Retained Earnings (Accumulated Deficit):
  Balance January 1.........................                (905)                (980)
    Net income..............................                 338                  225
    Dividends--
      Preferred stock.......................                  (4)                  (5)
      Series A preferred stock..............                  --                  (25)
      Common stock..........................                (145)                (136)
    Accretion of excess of redemption value
     of preferred stock over fair value at
     date of issue..........................                  (2)                  (2)
                                                          ------               ------
  Balance June 30...........................                (718)                (923)
                                                          ------               ------
Less--Common Stock Held as Treasury Stock,
 at Cost:
  Balance January 1.........................   3,617,510     170    4,166,835     210
    Shares acquired.........................   9,400,669     423      190,458      10
    Shares issued pursuant to benefit and
     dividend reinvestment plans............     (11,686)     --   (1,334,518)    (68)
                                             -----------  ------  -----------  ------
  Balance June 30...........................  13,006,493     593    3,022,775     152
                                             ===========  ------  ===========  ------
        Total...............................              $2,911               $2,839
                                                          ======               ======

      (The accompanying notes to financial statements are an integral part of these statements of changes in shareowners' equity.)

                    STATEMENTS OF CHANGES IN PREFERRED STOCK
                      WITH MANDATORY REDEMPTION PROVISIONS

                                  (UNAUDITED)

                                              TENNECO INC. AND CONSOLIDATED
                                                      SUBSIDIARIES
                                            -----------------------------------
                                                SIX MONTHS ENDED JUNE 30,
-------------------------------------------------------------------------------
(MILLIONS EXCEPT SHARE AMOUNTS)                   1995              1994
-------------------------------------------------------------------------------
                                             SHARES    AMOUNT  SHARES    AMOUNT
                                            ---------  ------ ---------  ------
Preferred Stock:
  Balance January 1........................ 1,586,764   $147  1,782,508   $163
    Shares redeemed........................  (195,771)   (20)  (195,744)   (20)
    Accretion of excess of redemption value
     over fair value at date of issue......        --      2         --      2
                                            ---------   ----  ---------   ----
  Balance June 30.......................... 1,390,993   $129  1,586,764   $145
                                            =========   ====  =========   ====




 (The accompanying notes to financial statements are an integral part of these statements of changes in preferred stock with mandatory redemption provisions.)

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

  (1) In the opinion of Tenneco Inc. (hereinafter referred to as the "Company"), the accompanying unaudited financial statements of Tenneco Inc. and consolidated subsidiaries (hereinafter referred to as "Tenneco") contain all adjustments necessary to present fairly the financial position as of June 30, 1995, and the results of operations; changes in shareowners' equity; changes in preferred stock with mandatory redemption provisions; and cash flows for the periods indicated. The financial statements of Tenneco include all majority-owned subsidiaries including wholly-owned finance subsidiaries. Companies in which at least a 20% to a 50% voting interest is owned are carried at cost plus equity in undistributed earnings since date of acquisition (except for Tenneco's Farm and construction equipment segment as noted below) and cumulative translation adjustments.

  In June 1994, Tenneco completed an initial public offering ("IPO") of approximately 29% of the common stock of Case Corporation ("Case"), the holder of Tenneco's Farm and construction equipment segment. In November 1994, a secondary offering of Case's common stock reduced Tenneco's ownership to approximately 44%. From January through November 1994, Case's financial statements were fully consolidated with Tenneco's. From July through November 1994, the financial statements reflected the 29% minority shareowners' interest in Case. Subsequent to November 1994, Case was reflected in Tenneco's financial statements using the equity method of accounting. See Note 5 for additional information regarding Tenneco's investment in Case.

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

  Prior to the Case IPO, the wholesale (dealer) credit and retail credit operations of Case were financed by wholly-owned finance subsidiaries. Subsequent to the IPO, the wholesale (dealer) credit operations are being financed by industrial subsidiaries. As a result of this change, interest expense related to the wholesale (dealer) credit operations has been reported as "Interest Expense" from July through November 1994, rather than "Finance charges--Tenneco Finance" as in prior periods. If the prior period was reclassified to reflect this prospective presentation of interest expense related to wholesale (dealer) credit operations, consolidated "Finance charges--Tenneco Finance" would have been reduced and "Interest Expense" would have been increased by $10 million and $18 million for the three months and six months ended June 30, 1994, respectively, with no effect on consolidated net income.

  All significant intercompany transactions, including activity within and between the "Tenneco Industrial" and "Tenneco Finance" business units, have been eliminated.

  The inclusion of Series A preferred stock in the computation of earnings per share was antidilutive for the first half of 1994. In December 1994, all Series A preferred stock was converted into common stock.

  Prior years' financial statements have been reclassified where appropriate to conform to 1995 presentations.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

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

  The filings implementing Tennessee's recovery mechanisms for the following transition costs were accepted effective September 1, 1993, and made subject to refund pending FERC review: 1) direct-billing of unrecovered PGA costs to its former sales customers over a twelve-month period, 2) recovery of TBO costs, which Tennessee is obligated to pay under existing contracts, through a surcharge from firm transportation customers, adjusted annually, and 3) GSR cost recovery of 90% of such costs over a period of up to thirty-six months from firm transportation customers and recovery of 10% of such costs from interruptible transportation customers.

  Following negotiations with its customers, Tennessee filed in July 1994 with the FERC a Stipulation and Agreement (the "PGA Stipulation"), which provides for the recovery of PGA costs of approximately $100 million and the recovery of costs associated with the transfer of storage gas inventory to new storage customers in Tennessee's restructuring proceeding. The PGA Stipulation eliminates all challenges to the PGA costs, but establishes a cap on the charges that may be imposed upon former sales customers. On November 15, 1994, the FERC issued an order approving the PGA Stipulation and resolving all outstanding issues. On April 5, 1995, the FERC issued its order on rehearing affirming its initial approval of the PGA Stipulation. Tennessee implemented the terms of the PGA Stipulation and made refunds in May 1995. The orders approving the PGA Stipulation have been appealed to the D.C. Circuit Court of Appeals by certain customers. Tennessee believes the PGA Stipulation will be upheld on appeal.

  Tennessee is recovering TBO costs formerly incurred to perform its sales functions, subject to refund, pending review of data submitted by Tennessee. On November 18, 1994, the FERC issued an order on Tennessee's initial TBO surcharge filing to recover TBO costs for the twelve-month period beginning September 1, 1993. The order required Tennessee to remove certain costs from this surcharge. Tennessee has appealed this decision to the D.C. Circuit Court of Appeals. On November 30, 1994, Tennessee filed with the FERC to collect through a surcharge approximately $25 million annually of TBO costs in compliance with the FERC's November 18, 1994 order, and in a separate filing, Tennessee filed to recover its projected annual TBO costs of approximately $21 million for the twelve-month period beginning January 1, 1995. The FERC accepted Tennessee's filing to recover its projected TBO costs, subject to refund.

  With regard to Tennessee's GSR costs, Tennessee, along with three other pipelines, executed four separate settlement agreements with Dakota Gasification Company and the U.S. Department of Energy and initiated four separate proceedings at the FERC seeking approval to implement the settlement agreements. The settlement resolved litigation concerning purchases made by Tennessee of synthetic gas produced from the Great Plains Coal Gasification plant ("Great Plains"). On October 18, 1994, the FERC consolidated the

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES four proceedings and set them for hearing before an administrative law judge ("ALJ"). The hearing, which concluded in July 1995, was limited to the issue of whether the settlement agreements are prudent. The ALJ is required to issue his initial decision by December 31, 1995. The FERC has committed to issuing a final order by December 31, 1996. The FERC order stated that the costs related to the Great Plains project are eligible for recovery through GSR and other special recovery mechanisms and that the costs are eligible for recovery for the duration of the term of the original gas purchase agreements.

  Also related to Tennessee's GSR costs, on October 14, 1993, Tennessee was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that Tennessee had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. On two subsequent occasions, TransTexas gave Tennessee notice that it was adding new production and/or acreage "to the contract." An amendment to the pleadings seeks $1.5 billion from Tennessee for alleged damages caused by Tennessee's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. Tennessee filed a motion for summary judgment, asserting that the Texas statutes of frauds precluded the plaintiffs from adding new production or acreage to the contract. On May 4, 1995, the trial court granted Tennessee's motion for summary judgment. The plaintiffs have filed a notice of appeal.

  Tennessee has been engaged in separate settlement and contract reformation discussions with holders of certain gas purchase contracts who have sued Tennessee. Although Tennessee believes that its defenses in the underlying gas purchase contract actions are meritorious, Tennessee recorded liabilities in the first quarter of 1995 which it believes are adequate to cover the resolution of these matters. On August 1, 1995, the Texas Supreme Court affirmed a ruling favorable to Tennessee of the Court of Appeals in one of these matters and indicated that it would remand the case to the trial court. As of August 11, 1995, the mandate had not yet been issued on this ruling. Tennessee is reassessing these liabilities in light of this favorable Texas Supreme Court ruling.

  As of June 30, 1995, Tennessee has deferred GSR costs yet to be recovered from its customers of approximately $493 million, net of $270 million previously recovered from its customers, subject to refund. Proceedings have commenced to review the recovery of these GSR costs; however, the FERC has generally encouraged pipelines to settle such issues through negotiations with customers. Although Order 636 contemplates complete recovery by pipelines of qualified transition costs, Tennessee is engaged in settlement discussions with its customers concerning the amount of recoverable GSR costs in response to the FERC and customer statements acknowledging the desirability of such settlements.

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

  On December 30, 1994, Tennessee filed a general rate increase in Docket No. RP95-112 (the "1995 Rate Case") which reflected an increase in Tennessee's revenue requirement of $118 million, including recovery of certain environmental costs as discussed in Note 4. On January 25, 1995, the FERC accepted the filing, suspended its effectiveness for the maximum period of five months pursuant to normal regulatory process, and set the matter for hearing. With modifications, the proposed rates in the 1995 Rate Case became effective on July 1, 1995, subject to refund. Settlement discussions with the FERC staff and customers are ongoing and Tennessee will reserve revenues it believes adequate to cover any refunds which may be required upon final settlement of this proceeding.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Also on January 25, 1995, the FERC issued an order requiring the convening of a technical conference to discuss certain issues in the 1995 Rate Case and concerns expressed in response to operational issues in a 1995 tariff filing. The concerns include Tennessee's ability to provide its shippers with timely and accurate operating and billing information and the associated systems costs. Several technical conferences were held during the second quarter of 1995 resulting in modifications to the 1995 tariff filing and the assignment of certain issues to the 1995 Rate Case for final resolution. The ultimate resolution of these issues may result in adjustments to customer billings.

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

  (4) Since 1988, Tennessee has been engaged in an internal project to identify and deal with the presence of polychlorinated biphenyls ("PCBs") and other substances of concern, including substances on the U.S. Environmental Protection Agency ("EPA") List of Hazardous Substances ("HS List") at compressor stations and other facilities operated by both its interstate and intrastate natural gas pipeline systems. While conducting this project, Tennessee has been in frequent contact with federal and state regulatory agencies, both through informal negotiation and formal entry of consent orders, in order to assure that its efforts meet regulatory requirements.

  Tenneco has established a reserve for Tennessee's environmental expenses, which includes: 1) expected remediation expense and associated onsite, offsite and groundwater technical studies, 2) legal fees and 3) settlement of third party and governmental litigation, including civil penalties. Through June 30, 1995, Tenneco has charged approximately $107 million against the environmental reserve. Of the remaining reserve, $30 million has been recorded on the balance sheet under "Payables--Trade" and $126 million under "Deferred Credits and Other Liabilities."

  Due to the current uncertainty regarding the estimated costs of the further activity necessary for Tennessee to address the presence of the PCBs, the substances on the HS List and other substances of concern on its sites, including the requirements for additional site characterization, the actual amount of such substances at the sites, and the final, site-specific cleanup decisions to be made with respect to cleanup levels and remediation technologies, Tennessee cannot at this time accurately project what additional costs, if any, may arise from future characterization and remediation activities. While there are still many uncertainties relating to the ultimate costs which may be incurred, based upon Tennessee's evaluation and experience to date, Tenneco continues to believe that the amount of the reserve is adequate.

  Tenneco believes that a substantial portion of these costs, which will be expended over the next five to ten years, will be recovered from customers of its natural gas pipelines. The Stipulation and Agreement approved by the FERC in Tennessee's 1991 rate case established procedures for resolving the recovery of certain environmental expenditures. These environmental costs are currently being collected in Tennessee's rates subject to further review and possible refund. Following negotiations with its customers, Tennessee in May 1995 filed with the FERC a separate Stipulation and Agreement (the "Environmental Stipulation") that addresses the recovery of environmental costs currently being recovered in its rates and also establishes a mechanism for recovering a substantial portion of the environmental costs that will be expended in the future. Upon FERC approval, the Environmental Stipulation will become effective as of July 1, 1995, and will have no material effect on Tenneco's financial position or results of operations. As of June 30, 1995, the balance of the regulatory asset is $113 million.

  Tenneco believes that its liability insurance policies in effect during the period in which the environmental issues occurred provide coverage for remediation costs and related claims. Tennessee has pending litigation in a Louisiana state court against its insurance carriers during this period, seeking recovery of costs which Tennessee incurred. The issues in dispute involve determining: 1) whether the presence of

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

PCBs and other substances at each compressor station constituted a separate occurrence for purposes of the per-occurrence limits of the policies; 2) the applicability of the pollution exclusions in certain policies issued after 1971; 3) the applicability of provisions which exclude the environmental impacts located solely on the insured's property; 4) whether the term "property damage" in the policies will cover the cost of compliance with governmental cleanup directives; 5) the allocation of costs to the various policies in effect during the period the environmental impact occurred; 6) the applicability of provisions excluding pollution that is "expected or intended" and 7) the adequacy of notice of claims to insurance carriers. Tenneco has completed settlements with and is receiving payments from the majority of the defendant carriers and believes that the likelihood of recovery of a portion of its remediation costs and claims against the remaining defendant carriers is reasonably possible.

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

  (5) On August 9, 1995, Tenneco sold in a public offering 16.1 million shares of common stock of Case Corporation at $35 per share. Net proceeds of approximately $540 million will be used for ongoing investment programs and Tenneco stock repurchases. The offering reduced Tenneco's ownership in Case from 44% to 21%.

  (6) In June 1995, Tenneco acquired the natural gas pipeline assets of the Pipeline Authority of South Australia ("PASA"), which includes a 488-mile pipeline, for approximately $225 million. The purchase was made possible by the privatization of Australia's natural gas industry. Tenneco is already developing a 470-mile pipeline in southwest Queensland, Australia. Over the longer term, as the pipeline in Queensland is developed, Tenneco should realize significant economies of scale, operating both systems from an existing, centralized gas control center with a single engineering and technical staff. Pipe for the Queensland transmission system was ordered in the second quarter of 1995, with construction expected to begin in late 1995. The pipeline is expected to enter service by January 1997. In the second quarter of 1995, Tenneco completed four acquisitions of packaging plants and companies for a total of approximately $50 million. Tenneco has accounted for all of these acquisitions by the "purchase" method of accounting. If these assets had been acquired January 1, 1995, there would not have been a significant effect on net income.

  (7) Tenneco substantially completed its $500 million stock repurchase program initiated in December 1994. Through June 30, 1995, 10.4 million shares have been acquired at a cost of $465 million. The remaining $35 million under the program will be used to purchase shares as they are issued from the Stock Employee Compensation Trust ("SECT") this year. In July 1995, Tenneco announced an additional repurchase program for up to three million shares of its common stock.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  (8) In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 which establishes new accounting standards for the impairment of long-lived assets and for long-lived assets to be disposed of. Tenneco will adopt the new standard in the first quarter of 1996 but does not expect that the adoption will have a material effect on Tenneco's consolidated financial position or results of operations.



 (The above notes are an integral part of the foregoing financial statements.)

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS RESULTS

REVENUES

  Net sales and operating revenues for the second quarter of 1995 were $2.20 billion, down from $3.26 billion in the second quarter of 1994 primarily due to the exclusion of revenues from Case Corporation and its subsidiaries ("Case") due to the change to the equity method of accounting for Case in December 1994. (See Note 1 in the "Notes to Financial Statements" for additional information.) Excluding Case second quarter 1994 revenues, revenues increased three percent compared with the second quarter of 1994.

  Natural gas pipelines revenues were down $173 million or 29 percent primarily due to decreased volumes and lower gas spot prices in the nonregulated sector, and the phase-out of gas sales in the regulated sector as a result of operating under Order 636 of the Federal Energy Regulatory Commission ("FERC"). Automotive parts revenues increased $116 million or 21 percent, of which $87 million resulted from the Heinrich Gillet GmbH & Company ("Gillet") acquisition in November 1994. Packaging revenues increased $155 million or 29 percent from improved price realizations in the paperboard packaging business, which includes containerboard and folding boxboard operations. Shipbuilding revenues decreased $40 million or nine percent as a result of lower volume on carrier and submarine work.

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST ("OPERATING INCOME")

  Operating income for the second quarter of 1995 was $369 million, down $6 million or two percent, compared with $375 million for the second quarter of 1994. The 1995 second quarter operating income included $48 million for Tenneco's 44 percent interest in Case's earnings, while the 1994 second quarter operating income included 100 percent of Case's income before interest and taxes, and a $9 million gain on the initial public offering of Case. Excluding the impact of these items from both periods, Tenneco's operating income improved 26 percent compared with the second quarter of 1994. This improvement was due principally to higher prices and improved productivity in packaging's paperboard business, which reflected strong demand from favorable economic conditions in the United States and Europe.

NATURAL GAS PIPELINES

  Natural gas pipelines reported operating income of $68 million in the 1995 second quarter compared with $89 million in the 1994 second quarter. Revenues for the second quarter of 1995 decreased to $432 million compared with $605 million in the second quarter of 1994 primarily due to the decline in gas spot prices and lower volumes in the nonregulated segment and the phase-out of gas sales by the regulated pipelines. The entire decrease in operating income was in the regulated business which resulted from competitive pressures in some markets related to operating under FERC Order 636. The natural gas pipeline industry is experiencing increasing competition, which is the result of actions by the FERC to strengthen market forces throughout the industry. In a number of key markets, Tenneco's interstate pipelines face competitive pressure from other major pipeline systems, enabling local distribution companies and end users to choose a supplier or switch suppliers based on the short-term price of the gas and the cost of transportation. Tenneco's pipelines have been required to discount their transportation rates to maintain market share. Additionally, the majority of Tennessee's transportation contracts will be expiring over the next five years. The renegotiation of these contracts may be impacted by such competitive factors. (See Note 2 in the "Notes to Financial Statements" for additional information.)

  In April 1995, Tenneco announced its intent to sell its 50% interest in Kern River Gas Transmission Company ("Kern River") provided an agreement can be reached with a buyer on terms acceptable to

Tenneco. Kern River owns a 904-mile natural gas pipeline system extending from southwestern Wyoming to Bakersfield, California.

  In June 1995, Tenneco acquired the natural gas pipeline assets of the Pipeline Authority of South Australia ("PASA"), which includes a 488-mile pipeline, for approximately $225 million. The purchase was made possible by the privatization of Australia's natural gas industry. Tenneco is already developing a 470-mile pipeline in southwest Queensland, Australia. Over the longer term, as the pipeline in Queensland is developed, Tenneco should realize significant economies of scale, operating both systems from an existing, centralized gas control center with a single engineering and technical staff. Pipe for the Queensland transmission system was ordered in the second quarter of 1995, with construction expected to begin in late 1995. The pipeline is expected to enter service by January 1997.

AUTOMOTIVE PARTS

  Automotive parts reported second quarter 1995 operating income of $78 million compared with $77 million in the second quarter of 1994. Second quarter 1994 operating income included a $5 million charge to reduce excess capacity. Revenues for the second quarter of 1995 increased to $661 million compared with $545 million in last year's second quarter, primarily as a result of the acquisition of Gillet, which added $87 million in revenues. Profit margins declined in the second quarter of 1995 due to the integration of Walker Europe with Gillet, the largest supplier of exhaust systems for auto manufacturers in Europe, and competitive pressure in the exhaust and ride control aftermarket. Aftermarket sales rose six percent worldwide, primarily in Europe where aftermarket sales increased 16 percent from the same quarter a year ago. Original equipment sales grew 50 percent worldwide with much of this increase supplied by the Gillet acquisition and the improving European economy. Tenneco expects new vehicle sales in Europe to rise by two to two and one-half percent in 1995 and new car and truck production in North America to equal last year.

PACKAGING

  Second quarter 1995 operating income for packaging was $128 million, up $84 million, compared with $44 million generated in the 1994 second quarter. Revenues for the 1995 second quarter were $682 million compared with $527 million in the same period last year, up 29 percent primarily due to improved price realizations in the paperboard packaging business.

  The paperboard packaging business reported operating income of $112 million in the second quarter, compared with $24 million in the year ago quarter, up $88 million. The improvement in operating income was primarily due to continued strong market conditions and limited capacity increases resulting in improved pricing, offset somewhat by higher costs for recycled fiber. Improved productivity and operating efficiencies also contributed to the higher operating income. Market prices for old corrugated containers, a major component of recycled fiber, escalated to approximately $170 per ton for the second quarter, up from $77 per ton for the 1994 second quarter.

  The outlook for containerboard remains positive, with industry containerboard production rising six percent through May 1995 and operating rates at 100 percent as compared with 98 percent for the same period last year. Industry inventory levels, at 5.5 weeks of supply, are still below the normal six-weeks level.

  Productivity of containerboard mills rose nearly three percent over the year-ago period with all-time production records at the Valdosta and Tomahawk mills. Reduced downtime and rejects, combined with increased machine speed, contributed to the productivity gains.

  Specialty packaging reported operating income of $16 million in the second quarter of 1995, compared with $20 million for the same period last year. Operating income continued to be adversely affected by increases in raw material costs. The costs of polystyrene and aluminum reroll were up more than 35 percent from the second quarter of 1994, and the cost of old newspapers, the primary raw material for molded fiber products, remained at record high levels. Looking forward, it appears that polystyrene costs are stabilizing and aluminum costs are trending down.

  In the 1995 second quarter, packaging completed four acquisitions for approximately $50 million, the largest of which was Lux Packaging, Ltd. ("Lux"). Lux is a Texas-based leader in gravure preprinting for corrugated packaging. Annual sales of these acquisitions are estimated to be approximately $65 million.

SHIPBUILDING

  Shipbuilding reported second quarter operating income of $46 million compared with $53 million in the 1994 second quarter. Revenues decreased $40 million to $424 million in the second quarter of 1995 compared with $464 million in the same period last year as a result of lower volume on carrier and submarine work largely due to the redelivery of the aircraft carrier USS ENTERPRISE in September 1994 and deliveries of the submarines CHARLOTTE and TOLEDO in August 1994 and January 1995, respectively. Operating income declined due to revised profit margins on SEALIFT work and lower volume on carrier and submarine work.

  The backlog at the end of the second quarter of 1995 was $4.9 billion and included construction contracts for three LOS ANGELES class submarines and three NIMITZ class aircraft carriers, a conversion contract for two fast SEALIFT ships and four "Double Eagle" product tankers. In all, Newport News has contracts or letters of intent for up to 14 of the double-hulled tankers introduced only a year ago. The backlog grew an additional $400 million in July 1995 with a new contract to overhaul the aircraft carrier USS EISENHOWER.

OTHER

  Tenneco recorded $48 million in operating income which represented its 44 percent ownership in Case's earnings for the second quarter of 1995 compared with 100 percent of Case's operating income of $111 million in the second quarter of 1994.

INTEREST EXPENSE (NET OF INTEREST CAPITALIZED)

  Interest expense decreased from $97 million in the 1994 second quarter to $87 million in the second quarter of 1995. The decline was primarily attributable to lower debt levels that resulted from the deconsolidation of Case in November 1994 and scheduled long-term debt retirements. Interest capitalized increased from $1 million in the 1994 second quarter to $2 million in the second quarter of 1995.

INCOME TAXES

  Income tax expense for the second quarter of 1995 was $91 million versus $117 million reported for the 1994 second quarter. This decrease was primarily due to lower 1995 pre-tax income excluding Case equity income. The 1994 period included tax expense of $8 million attributable to the gain on the 1994 second quarter IPO of Case stock.

DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

  Loss from discontinued operations in the second quarter of 1994 of $14 million (net of an income tax benefit of $16 million) resulted from the sale of Tenneco's chemicals and brakes businesses. The loss included a $21 million loss (net of income tax benefit of $15 million) on the sale of automotive's brakes business. Also included in the 1994 second quarter is net loss from the brakes operations of $3 million, net of an income tax benefit of $4 million. Net income from the chemicals operations in the second quarter of 1994 was $10 million, net of income tax expense of $3 million.

  The extraordinary loss of $5 million for the second quarter of 1994 resulted from the redemption premium associated with the prepayment of long-term debt.

EARNINGS PER AVERAGE COMMON SHARE

  Net income for the second quarter of 1995 was $185 million, or $1.05 per average common share after preferred stock dividends, compared with net income of $142 million, or 77 cents per average common share after preferred stock dividends, in the 1994 second quarter. Preferred stock dividends were $3 million for the second quarter of 1995 and $4 million for the second quarter of 1994.

  Included in the second quarter 1994 net income of $142 million was income from continuing operations of $161 million, or 88 cents per average common share, loss from discontinued operations of $14 million, or eight cents per average common share, and an extraordinary loss of $5 million, or three cents per average common share.

  Average shares outstanding used for the calculation of earnings per average common share for the second quarter of 1995 were 173.7 million compared to
179.9 million in the 1994 second quarter. The decrease was primarily the result of the common stock repurchase program partially offset by the issuance of shares from the stock employee compensation trust ("SECT") to employee benefit plans.

SIX MONTHS RESULTS

REVENUES

  Net sales and operating revenues for the first six months of 1995 were $4.36 billion, down from $6.31 billion reported in 1994 primarily due to the exclusion of farm and construction equipment revenues as a result of the change to the equity method of accounting for Case in December 1994. Excluding Case revenues for the first half of 1994, revenues increased four percent, compared with the first six months of 1994. Higher revenues for packaging (up $300 million or 29 percent) and automotive parts (up $253 million or 25 percent) were partially offset by lower revenues for natural gas pipelines (down $361 million or 28 percent), and shipbuilding (down $22 million or three percent).

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST ("OPERATING INCOME")

  Operating income for the first six months of 1995 was $693 million compared with $669 million reported for the same period of 1994, an improvement of four percent.

  Natural gas pipelines reported operating income of $148 million for the first half of 1995 compared with $194 million in the same period of 1994. Revenues decreased to $937 million compared to $1.30 billion in the first six months of 1994 primarily due to the decline in gas spot prices and lower volumes in the nonregulated segment and the phase-out of gas sales by the regulated pipelines. Operating income declined in the first half of 1995 mainly due to competitive pressures related to operating under FERC Order 636. Operating income also decreased as a result of depressed natural gas demand and prices in the nonregulated business in the first quarter of 1995.

  Automotive parts reported first half 1995 operating income of $134 million compared with $131 million recorded in the same period a year ago. Year-to-date revenues for 1995 totaled $1.26 billion as compared with last year's amount of $1.01 billion. Revenues increased primarily as a result of the acquisition of Gillet, which added $173 million in revenues, and increased European aftermarket revenues. Profit margins declined in the first half of 1995 due to the integration of Walker Europe with Gillet and competitive pressure in the exhaust aftermarket.

  Shipbuilding reported first half 1995 operating income of $90 million compared with $101 million in the same period in 1994. Revenues were $845 million for the first six months of 1995 compared with $867 million in the first half of 1994. Revenue and operating income decreases resulted from lower volumes on carrier and submarine construction contracts. Operating income declined primarily as a result of revised profit margins on SEALIFT work.

  Packaging had operating income of $244 million in the first six months of 1995 versus $64 million in the prior year period. Revenues were $1.32 billion in the first half of 1995 compared with $1.02 billion in the first half of 1994. Higher revenues and operating income were primarily due to strengthening containerboard pricing. In addition, the 1995 first quarter operating income included a $14 million gain on the sale of a mill in Sylva, North Carolina.

  Tenneco recorded $74 million in operating income which represented its 44 percent ownership in Case's earnings for the first half of 1995 compared with 100 percent of Case's operating income of $192 million in the first half of 1994.

INTEREST EXPENSE

  Interest expense decreased from $193 million in the first half of 1994 to $171 million in the first half of 1995, while interest capitalized was $3 million in both periods. The year-to-year change in these items was due to the same reasons discussed under "Three Months Results" above.

INCOME TAXES

  Income tax expense for the first half of 1995 was $173 million versus $194 million in the same period of 1994. Income tax expense decreased in the first half of 1995 due to lower pre-tax income excluding Case equity income. The 1994 period also included higher taxes on asset sales attributable to the gain on the Case IPO and higher levels of unbenefitted European losses.

DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

  Loss from discontinued operations for the first half of 1994 of $13 million (net of an income tax benefit of $17 million) included a $21 million loss (net of income tax benefit of $15 million) on the sale of Tenneco's brakes business and a loss of $5 million (net of income tax benefit of $5 million) from the brakes operations. Net income from the chemicals operations for the first half of 1994 was $13 million, net of income tax expense of $3 million.

  The extraordinary loss for the first half of 1994 of $5 million was attributable to the second quarter early redemption premiums on long-term debt as discussed under "Three Months Results" above.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

  Effective January 1, 1994, Tenneco adopted Statement of Financial Accounting Standards ("FAS") No. 112, Employers' Accounting for Postemployment Benefits. This new standard was adopted using the cumulative catch-up method and requires employers to account for postemployment benefits for former or inactive employees after employment but before retirement on the accrual basis rather than the "pay-as-you-go" basis. As a result of the adoption of this statement, the 1994 Statement of Income includes an after-tax charge of $39 million, or 22 cents per average common share, for the cumulative effect of the accounting change.

EARNINGS (LOSS) PER AVERAGE COMMON SHARE

  Income from continuing operations for the first half of 1995 was $338 million, or $1.89 per average common share after preferred stock dividends, compared with income from continuing operations of $282 million, or $1.54 per average common share after preferred stock dividends, in the 1994 first half. Preferred stock dividends were $6 million in the first half of 1995 and $7 million in the 1994 first half.

  Loss from discontinued operations for the first half of 1994 was $13 million, or seven cents per average common share. Also included in 1994 was the charge of $39 million, or 22 cents per average common share, related to the cumulative effect of a change in accounting principle. The extraordinary loss for the first six months of 1994 was $5 million, or three cents per average common share. Net income to common stock for the first six months of 1995 was $332 million, or $1.89 per average common share, compared to net income to common stock of $218 million, or $1.22 per average common share, for the first half of 1994.

  Average shares outstanding used for the calculation of earnings per average common share for the first half of 1995 were 175.8 million compared to 179.3 million in the first half of 1994. The decrease was primarily the result of the common stock repurchase program partially offset by the issuance of SECT shares to employee benefit plans during the second half of 1994 and the first half of 1995, respectively.

CASH FLOW

  Net cash provided by operating activities was $255 million for the first six months of 1995 compared with net cash provided by operating activities of $269 million for the same period in 1994, a decrease of $14 million. This decrease in cash provided by operating activities was due primarily to higher working capital requirements, particularly inventories and higher income tax payments. Inventories increased in the first six months of 1995 due primarily to higher anticipated sales and increased raw material costs.

  Net cash provided by investing activities in the first half of 1995 was $183 million compared with net cash provided of $286 million in the first six months of 1994. Proceeds from the sale of businesses and assets were higher in the first half of 1995 due to the completion of an IPO of the Albright & Wilson chemicals division resulting in net proceeds of approximately $700 million. The 1994 period includes the proceeds from the sale of 29 percent of the common stock of Case in June 1994. Higher proceeds from sale of businesses and assets in the first half of 1995 were partially offset by higher capital spending and the acquisitions of businesses.

  Expenditures for plant, property and equipment from continuing operations for the first six months of 1995 were $322 million compared with $208 million for the first six months of 1994. Increased expenditures for natural gas pipelines ($53 million), automotive parts ($49 million), shipbuilding ($20 million) and packaging ($24 million) were partially offset by the decline for farm and construction equipment ($33 million).

  Cash used for financing activities for the first six months of 1995 was $741 million compared with $214 million for the first six months of 1994. In the first six months of 1995, Tenneco purchased approximately $450 million of its common stock as a part of its $500 million common stock repurchase program. Since the repurchase program began in December 1994, 10.4 million shares have been acquired at a cost of $465 million. The remaining $35 million under the program will be used to purchase shares as they are issued from the SECT this year. In July 1995, Tenneco announced an additional repurchase program for up to three million shares of its common stock.

LIQUIDITY AND CAPITAL RESOURCES

  Capitalization totaled $7.30 billion at June 30, 1995, a decrease of $183 million from December 31, 1994. The resulting ratio of total debt to capitalization decreased from 55.0 percent to 54.0 percent. Tenneco's total debt to capitalization ratio was 52.1 percent including the market value of the SECT shares compared to 52.9 percent at December 31, 1994. The major changes in capitalization were: total debt decreased $171 million, shareowners' equity increased $11 million, minority interest decreased $5 million and preferred stock decreased $18 million due to a mandatory redemption.

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

OTHER MATTERS

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 which establishes new accounting standards for the impairment of long-lived assets and for long-lived assets to be disposed of. Tenneco will adopt the new standard in the first quarter of 1996 but does not expect that the adoption will have a material effect on Tenneco's consolidated financial position or results of operations.

  On August 9, 1995, Tenneco sold in a public offering 16.1 million shares of common stock of Case Corporation at $35 per share. Net proceeds of approximately $540 million will be used for ongoing investment programs and Tenneco stock repurchases. The offering reduced Tenneco's ownership in Case from 44% to 21%.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

 (1) Environmental Proceedings.

  Tennessee is a party in proceedings involving federal and state authorities regarding the past use by Tennessee of a lubricant containing polychlorinated biphenyls ("PCBs") in its starting air systems.

  Tennessee has executed a consent order with the United States Environmental Protection Agency ("EPA") governing the remediation of its compressor stations in Regions IV, V and VI. With respect to the stations in Regions II and III, EPA has advised Tennessee that it is deferring to the Pennsylvania and New York environmental agencies to specify the remediation requirements applicable to Tennessee. Tennessee has executed a consent order with the Pennsylvania Department of Environmental Resources dated August 1, 1995, governing remediation at the Pennsylvania stations; this consent order also obligates Tennessee to pay a civil penalty of $500,000. In addition, Tennessee has agreed to fund environmentally beneficial projects within the State of Pennsylvania over the next three years; those projects are expected to have a total cost to Tennessee of approximately $490,000. Tennessee will continue its negotiations with the New York Department of Environmental Conservation on remediation at the New York stations. Tenneco believes that the ultimate resolution of this matter will not have a material adverse effect on the financial condition or results of operations of Tenneco Inc. and its consolidated subsidiaries.

 (2) Other Proceedings.

  On October 14, 1993, Tennessee was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that Tennessee had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. On two subsequent occasions, TransTexas gave Tennessee notice that it was adding new production and/or acreage "to the contract." An amendment to the pleadings seeks $1.5 billion from Tennessee for alleged damages caused by Tennessee's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. Tennessee filed a motion for summary judgment, asserting that the Texas statutes of frauds precluded the plaintiffs from adding new production or acreage to the contract. On May 4, 1995, the trial court granted Tennessee's motion for summary judgment. The plaintiffs have filed a notice of appeal.

 (3) Potential Superfund Liability.

  At June 30, 1995, Tenneco has been designated as a potentially responsible party in 56 "Superfund" sites. With respect to its pro rata share of the remediation costs of certain sites, Tenneco is fully indemnified by third parties. With respect to certain other sites, Tenneco has sought to resolve its liability through payments to the other potentially responsible parties. For the remaining sites, Tenneco has estimated its share of the remediation costs to be between $10 million and $69 million or 0.4% to 2.5% of the total remediation costs for those sites and has provided reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, Tenneco's estimate of its share of remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that Tenneco could be required to pay in excess of its pro rata share of remediation costs. Tenneco's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in Tenneco's determination of its estimated liability. Tenneco does not believe that the costs associated with its current status as a potentially responsible party in the Superfund sites described above will be material to its consolidated financial position or results of operations.

  For additional information concerning environmental matters, see Note 4 in the "Notes to Financial Statements" of Tenneco Inc. and Consolidated Subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The annual meeting of the shareholders of the Company was held on May 9, 1995. The following matters were voted upon at the meeting and the votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, as to each such matter is also listed:

  (a) Election of Directors for a term to expire at the 1998 Annual Meeting of Stockholders:

                                                               FOR     WITHHELD
                                                           ----------- ---------
       M. Kathryn Eickhoff................................ 155,278,088 2,942,305
       Peter T. Flawn..................................... 156,236,267 1,984,126
       John B. McCoy...................................... 156,724,386 1,496,007
       Dana G. Mead....................................... 156,717,806 1,502,587

  (b) Other Matters:

    (1) To approve the appointment of Arthur Andersen LLP as independent public accountants for Tenneco Inc. for the year 1995:

             FOR              AGAINST                 ABSTAIN                 BROKER NON-VOTE
             ---              -------                 -------                 ---------------
         156,802,957          813,401                 604,035                       -0-

    (2) In connection with stockholder proposal concerning modification of the Compensation Committee:

            FOR             AGAINST                ABSTAIN              BROKER NON-VOTE
            ---             -------                -------              ---------------
         45,964,914        94,034,596             5,101,595               13,119,288

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

    11--Computation of Earnings (Loss) Per Share of Common Stock

    12--Computation of Ratio of Earnings to Fixed Charges

    27--Financial Data Schedule

  (b) Reports on Form 8-K. Tenneco Inc. did not file any Current Reports on Form 8-K during the quarter ended June 30, 1995.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TENNECO INC.

                                                    Robert T. Blakely
Date: August 11, 1995                     By __________________________________
                                                    Robert T. Blakely
                                                Senior Vice President and
                                                 Chief Financial Officer

                                                                     EXHIBIT 11

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

           COMPUTATION OF EARNINGS (LOSS) PER SHARE OF COMMON STOCK
                                  (UNAUDITED)

                                    (MILLIONS EXCEPT SHARE AMOUNTS)
                          ----------------------------------------------------
                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                  JUNE 30,                   JUNE 30,
                          -------------------------  -------------------------
                              1995         1994          1995         1994
                          ------------ ------------  ------------ ------------
COMPUTATION FOR STATE-
 MENTS OF INCOME
 Primary Earnings Per
  Share (average shares
  outstanding):
   Income from continuing
    operations........... $        185 $        161  $        338 $        282
   Loss from discontinued
    operations, net of
    income tax...........           --          (14)           --          (13)
                          ------------ ------------  ------------ ------------
   Income before extraor-
    dinary loss..........          185          147           338          269
   Extraordinary loss,
    net of income tax....           --           (5)           --           (5)
                          ------------ ------------  ------------ ------------
   Income before cumula-
    tive effect of change
    in accounting princi-
    ple..................          185          142           338          264
   Cumulative effect of
    change in accounting
    principle, net of in-
    come tax.............           --           --            --          (39)
                          ------------ ------------  ------------ ------------
   Net income............          185          142           338          225
   Preferred stock divi-
    dends................            3            4             6            7
                          ------------ ------------  ------------ ------------
   Net income to common
    stock................ $        182 $        138  $        332 $        218
                          ============ ============  ============ ============
   Average shares of com-
    mon stock
    outstanding(a),(b)...  173,699,875  179,850,934   175,829,883  179,287,726
                          ============ ============  ============ ============
   Earnings (loss) per
    average share of com-
    mon stock:
     Continuing opera-
      tions.............. $       1.05 $        .88  $       1.89 $       1.54
     Discontinued opera-
      tions..............           --         (.08)           --         (.07)
     Extraordinary loss..           --         (.03)           --         (.03)
     Cumulative effect of
      change in account-
      ing principle......           --           --            --         (.22)
                          ------------ ------------  ------------ ------------
                          $       1.05 $        .77  $       1.89 $       1.22
                          ============ ============  ============ ============
ADDITIONAL COMPUTATIONS
 (C)
 Net income to common
  stock, per above....... $        182 $        138  $        332 $        218
                          ============ ============  ============ ============
 Primary Earnings Per
  Share (including com-
  mon stock equiva-
  lents):
   Average shares of com-
    mon stock
    outstanding(a),(b)...  173,699,875  179,850,934   175,829,883  179,287,726
   Incremental common
    shares applicable to
    common stock options
    based on the common
    stock daily average
    market price during
    the period...........       59,941       79,004        54,924       99,042
   Incremental common
    shares applicable to
    performance units
    based upon the at-
    tainment of specified
    goals................       27,625           --        27,625           --
                          ------------ ------------  ------------ ------------
   Average common shares,
    as adjusted..........  173,787,441  179,929,938   175,912,432  179,386,768
                          ============ ============  ============ ============
   Earnings (loss) per
    average share of com-
    mon stock (including
    common stock equiva-
    lents):
     Continuing opera-
      tions.............. $       1.05 $        .88  $       1.89 $       1.54
     Discontinued opera-
      tions..............           --         (.08)           --         (.07)
     Extraordinary loss..           --         (.03)           --         (.03)
     Cumulative effect of
      change in account-
      ing principle......           --           --            --         (.22)
                          ------------ ------------  ------------ ------------
                          $       1.05 $        .77  $       1.89 $       1.22
                          ============ ============  ============ ============
 Fully Diluted Earnings
  Per Share:
   Average shares of com-
    mon stock
    outstanding(a),(b)...  173,699,875  179,850,934   175,829,883  179,287,726
   Incremental common
    shares applicable to
    common stock options
    based on the more
    dilutive of the com-
    mon stock ending or
    average market price
    during the period....       59,941       79,004        62,190       99,042
   Average common shares
    issuable assuming
    conversion of Tenneco
    Inc. 10% loan stock..       38,945       41,903        39,164       41,903
   Incremental common
    shares applicable to
    performance units
    based upon the at-
    tainment of specified
    goals................       27,625           --        27,625           --
                          ------------ ------------  ------------ ------------
   Average common shares
    assuming full dilu-
    tion.................  173,826,386  179,971,841   175,958,862  179,428,671
                          ============ ============  ============ ============
   Fully diluted earnings
    (loss) per average
    share, assuming con-
    version of all appli-
    cable securities:
     Continuing opera-
      tions.............. $       1.05 $        .88  $       1.89 $       1.54
     Discontinued opera-
      tions..............           --         (.08)           --         (.07)
     Extraordinary loss..           --         (.03)           --         (.03)
     Cumulative effect of
      change in account-
      ing principle......           --           --            --         (.22)
                          ------------ ------------  ------------ ------------
                          $       1.05 $        .77  $       1.89 $       1.22
                          ============ ============  ============ ============

-------
NOTES: (a) In 1992, 12,000,000 shares of common stock were issued to the Stock
           Employee Compensation Trust ("SECT"). Shares of common stock issued to a related trust are not considered to be outstanding in the computation of average shares of common stock until the shares are utilized to fund the obligations for which the trust was established. At June 30, 1995, the SECT had utilized 6,150,243 of these shares.
       (b) Prior to conversion in December 1994, Series A preferred stock was converted into common stock under the Contingent Share method. The above computation includes 8,935,175 shares of Series A preferred stock which were converted into 17,342,763 shares of common stock. In December 1994, all of the outstanding shares of Series A preferred stock were converted into Tenneco Inc. common stock. The inclusion of Series A preferred stock in the computation of earnings per share was antidilutive for the first half of 1994.
       (c) These calculations are submitted in accordance with Securities and Exchange Commission requirements although not required by Accounting Principles Board Opinion No. 15 because they result in dilution of less than 3%.

                                                                      EXHIBIT 12

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

              COMBINED WITH 50% OWNED UNCONSOLIDATED SUBSIDIARIES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                                  ------------
                                                                  1995   1994
                                                                  -----  -----
Income from continuing operations................................  $338   $282
Add:
  Interest.......................................................   235    306
  Portion of rentals representative of interest factor...........    29     33
  Preferred stock dividend requirements of majority-owned
   subsidiaries..................................................    11     --
  Income tax expense and other taxes on income...................   173    194
  Amortization of interest capitalized applicable to nonutility
   companies.....................................................     2      3
  Interest capitalized applicable to utility companies...........     1     --
  Undistributed earnings of affiliated companies in which less than a 50% voting
   interest is owned.............................................   (78)    (4)
                                                                  -----  -----
    Earnings as defined.......................................... $ 711  $ 814
                                                                  =====  =====
Interest......................................................... $ 235  $ 306
Interest capitalized.............................................     3      3
Portion of rentals representative of interest factor.............    29     33
Preferred stock dividend requirements of majority-owned
 subsidiaries....................................................    20     --
                                                                  -----  -----
    Fixed charges as defined..................................... $ 287  $ 342
                                                                  =====  =====
Ratio of earnings to fixed charges...............................  2.48   2.38
                                                                  =====  =====

                        (LOGO OF TENNECO APPEARS HERE)