Form 10-Q
period 1995-09-30
TENNECO INC /DE/
filed 1995-11-14
CIK 823549

   ____________________________________________________________________
   ____________________________________________________________________


                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                __________________

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 1995

                                        OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ______________ to _______________

                          Commission File Number 1-9864

                                __________________

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

                                __________________

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       Common Stock, par value $5 per share: 177,324,860 shares as of September 30, 1995.

   ____________________________________________________________________
   ____________________________________________________________________

                                TABLE OF CONTENTS

                                                                      Page
                                                                      ____
   Part I--Financial Information
     Tenneco Inc. and Consolidated Subsidiaries--
         Statements of Income.....................................      2
         Statements of Cash Flows.................................      5
         Balance Sheets...........................................      6
         Statements of Changes in Shareowners' Equity.............      8
         Statements of Changes in Preferred Stock With
           Mandatory Redemption Provisions........................      9
         Notes to Financial Statements............................     10
         Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................     18

   Part II--Other Information
     Item 1. Legal Proceedings....................................     27
     Item 2. Changes in Securities................................      *
     Item 3. Defaults Upon Senior Securities......................      *
     Item 4. Submission of Matters to a Vote of Security Holders..      *
     Item 5. Other Information....................................      *
     Item 6. Exhibits and Reports on Form 8-K.....................     28

   ________
   * No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                                       PART I
                                               FINANCIAL INFORMATION
                                                STATEMENTS OF INCOME
                                                    (Unaudited)

                                                                                Tenneco Inc. and Consolidated Subsidiaries
                                                                             Three Months Ended              Nine Months Ended
                                                                              September 30,              September 30,
     (Millions Except Share Amounts)                                        1995          1994           1995           1994
     Revenues:
       Net sales and operating revenues--
         Natural gas pipelines.......................................     $       427    $       549   $     1,364    $     1,847
         Automotive parts............................................             600            511         1,863          1,521
         Packaging...................................................             665            562         1,983          1,580
         Shipbuilding................................................             445            424         1,290          1,291
         Farm and construction equipment.............................               -          1,008             -          3,126
         Other.......................................................              (1)            (5)           (3)            (9)
                                                                                2,136          3,049         6,497          9,356
       Other income--
         Interest income.............................................              28             52            96            139
         Equity in net income of affiliated companies................              34              8           146             39
         Gain (loss) on sale of businesses and assets, net...........             100             (2)          107             10
         Other income, net...........................................             (15)           (20)            4            (41)

                                                                                2,283          3,087         6,850          9,503

     Costs and Expenses:
       Cost of sales (exclusive of depreciation shown below).........           1,302          1,911         3,846          5,760
       Operating expenses............................................             281            429           973          1,471
       Selling, general and administrative...........................             188            279           570            847
       Finance charges--Tenneco Finance..............................              22             30            68            125
       Depreciation, depletion and amortization......................             113             91           323            300
       Restructuring costs...........................................               -              -             -            (16)
                                                                                1,906          2,740         5,780          8,487

     Income Before Interest Expense, Income Taxes and Minority
      Interest.......................................................             377            347         1,070          1,016
     Interest Expense (net of interest capitalized)..................              78            113           249            306
     Income Before Income Taxes and Minority Interest................             299            234           821            710
     Income Tax Expense..............................................              79             72           252            266
     Income Before Minority Interest.................................             220            162           569            444
     Minority Interest...............................................               6             12            17             12
     Income From Continuing Operations...............................             214            150           552            432
     Income (Loss) From Discontinued Operations, Net of Income Tax...               -              1             -            (12)
     Income Before Extraordinary Loss................................             214            151           552            420
     Extraordinary Loss, Net of Income Tax...........................               -              -             -             (5)
     Income Before Cumulative Effect of Change in Accounting
      Principle......................................................             214            151           552            415
     Cumulative Effect of Change in Accounting Principle, Net of
       Income Tax....................................................               -              -             -            (39)
     Net Income......................................................             214            151           552            376
     Preferred Stock Dividends.......................................               2              2             8              9
     Net Income to Common Stock......................................     $       212    $       149   $       544    $       367

     Average Number of Shares of Common Stock Outstanding............     172,429,542    180,902,646   174,804,413    179,811,774

     Earnings (Loss) Per Average Share of Common Stock:


       Continuing operations.........................................     $      1.23    $      0.81   $      3.11    $      2.35
       Discontinued operations.......................................               -           0.01             -          (0.06)
       Extraordinary loss............................................               -              -             -          (0.03)
       Cumulative effect of change in accounting principle...........               -              -             -          (0.22)
                                                                          $      1.23    $      0.82   $      3.11    $      2.04

     Cash Dividends Per Share of Common Stock........................     $       .40    $       .40   $      1.20    $      1.20

     (The accompanying notes to financial statements are an integral part of these statements of income.)



                                                   Tenneco Industrial                              Tenneco Finance
                                        Three Months Ended     Nine Months Ended    Three Months Ended    Nine Months Ended
                                           September 30,         September 30,          September 30,         September 30,
     (Millions Except Share Amounts)      1995       1994       1995       1994       1995        1994       1995        1994
     Revenues:
       Net sales and operating
        revenues--
          Natural gas pipelines......   $    427   $    549    $  1,364   $  1,847    $      -    $      -   $      -    $      -
          Automotive parts...........        600        511      1,863       1,521           -           -          -           -
          Packaging..................        665        562       1,983      1,580           -           -          -           -
          Shipbuilding...............        445        424       1,290      1,291           -           -          -           -
          Farm and construction
           equipment.................          -      1,008           -      3,126           -           -          -           -
          Other......................         (1)        (5)         (3)        (9)          -           -          -           -
                                           2,136      3,049       6,497      9,356           -           -          -           -

       Other income--
          Interest income............         12         20          48         42          32          58        100         255
          Equity in net income of
           affiliated companies......         38         21         161        115           -           -          -           -
          Gain (loss) on sale of bus-
           inesses and assets, net...        100         (2)        107         10           -           -          -           -
          Other income, net..........        (15)       (19)          4        (39)          1           2          4           4

                                           2,271      3,069       6,817      9,484          33          60        104         259

     Costs and Expenses:
       Cost of sales (exclusive of
        depreciation shown below)....      1,303      1,913       3,850      5,764           -           -          -           -
       Operating expenses............        277        438         963      1,492           4          (9)        10         (18)
       Selling, general and
        administrative...............        191        285         579        947           1           7          1           8
       Finance charges--Tenneco
        Finance......................          -          -           -          -          22          31         68         129
       Depreciation, depletion and
        amortization.................        113         91         322        299           -           -          1           1
       Restructuring costs...........          -          -           -        (16)          -           -          -           -

                                           1,884      2,727       5,714      8,486          27          29         80         120
     Income Before Interest Expense,
      Income Taxes and Minority
      Interest.......................        387        342       1,103        998           6          31         24         139
     Interest Expense (net of
      interest capitalized)..........         90        119         291        336           -           7          -          15
     Income Before Income Taxes and
      Minority Interest..............        297        223         812        662           6          24         24         124
     Income Tax Expense..............         77         63         243        220           2           9          9          46
     Income Before Minority Interest.        220        160         569        442           4          15         15          78
     Minority Interest...............          6         10          17         10           -           2          -           2
     Income From Continuing
      Operations.....................        214        150         552        432           4          13         15          76
     Income (Loss) From Discontinued
      Operations, Net of Income Tax..          -          1           -        (12)          -           -          -           -


     Income Before Extraordinary
      Loss...........................        214        151         552        420           4          13         15          76
     Extraordinary Loss, Net of
      Income Tax.....................          -          -           -         (5)          -           -          -          (4)
     Income Before Cumulative Effect
      of Change in Accounting
      Principle......................        214        151         552        415           4          13         15          72
     Cumulative Effect of Change in
      Accounting Principle, Net of
      Income Tax.....................          -          -           -        (39)          -           -          -           -
     Net Income......................        214        151         552        376           4          13         15          72
     Preferred Stock Dividends.......          2          2           8          9           -           -          -           -
     Net Income to Common Stock......   $    212   $    149    $    544   $    367    $      4    $     13   $     15    $     72

     (Reference is made to Note 1 for definitions of "Tenneco Industrial" and "Tenneco Finance.")

   [THIS PAGE INTENTIONALLY LEFT BLANK]

                                              STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                         Tenneco Inc. and
                                                                           Consolidated
                                                                           Subsidiaries      Tenneco Industrial    Tenneco Finance
                                                                         Nine Months Ended    Nine Months Ended   Nine Months Ended
                                                                         September 30,        September 30,       September 30,
     (Million)                                                          1995     1994        1995     1994       1995     1994
     Cash Flows from Operating Activities:
       Income from continuing operations.............................    $  552   $  432      $  552   $  432      $   15   $   76
       Adjustments to reconcile income from continuing operations to cash provided (used) by continuing operations--
         Depreciation, depletion and amortization....................       323      300         322      299           1        1
         Equity in net (income) loss of affiliated companies, net of
          dividends..................................................       (95)       3         190      (50)          -        -
         Deferred income taxes.......................................         4      (97)          2     (106)          2        9
         Gain on sale of businesses and assets, net..................      (107)     (10)       (107)     (10)          -        -
         Changes in components of working capital--
           (Increase) decrease in receivables........................       319     (420)         37   (1,586)        268      809
           (Increase) decrease in inventories........................      (207)     (93)       (207)     (93)          -        -
           (Increase) decrease in prepayments and other current
             assets..................................................       (21)      21         (23)      36           -       (8)
           Increase (decrease) in payables...........................      (130)      20        (131)    (173)         (5)      43
           Increase (decrease) in taxes accrued......................        78      146          78      162           -      (16)
           Increase (decrease) in interest accrued...................       (23)       2         (13)      36         (10)     (34)
           Increase (decrease) in restructuring liability............         -      (60)          -      (60)          -        -
           Increase (decrease) in natural gas pipeline revenue
            reservation..............................................      (169)     (96)       (169)     (96)          -        -
           Increase (decrease) in other current liabilities..........       (84)     119         (83)     134          (1)     (15)
         (Increase) decrease in long-term notes and receivables......       260      142           8       36         245       99
         Take-or-pay (refunds to customers) recoupments, net.........        35       15          35       15           -        -
         Other.......................................................       (31)      (6)        (28)      20          (2)       4
           Cash provided (used) by continuing operations.............       704      418         463   (1,004)        513      968
           Cash provided (used) by discontinued operations...........       (11)      15         (11)      15           -        -
     Net Cash Provided (Used) by Operating Activities................       693      433         452     (989)        513      968

     Cash Flows from Investing Activities:
       Net proceeds (expenditures) related to the sale of
        discontinued operations......................................       683      (15)        683      (15)          -        -
       Net proceeds from sale of businesses and assets...............       591      539         591      539           -        -
       Expenditures for plant, property and equipment--
         Continuing operations.......................................      (566)    (392)       (566)    (392)          -        -
         Discontinued operations.....................................        (4)     (47)         (4)     (47)          -        -
       Acquisitions of businesses....................................      (323)      (4)       (323)      (4)          -        -
       Investments and other.........................................        20      (29)        526     (276)       (500)      64
     Net Cash Provided (Used) by Investing Activities................       401       52         907     (195)       (500)      64

     Cash Flows from Financing Activities:
       Issuance of common, treasury and SECT shares..................        74      152          74      152           -      185
       Purchase of common stock......................................      (496)      (6)       (496)      (6)          -        -
       Redemption of preferred stock.................................       (20)     (20)        (20)     (20)          -        -
       Issuance of long-term debt....................................         -      982           -    1,007           -       12
       Retirement of long-term debt..................................      (393)  (1,316)       (158)    (109)       (235)  (1,273)
       Net increase (decrease) in short-term debt excluding current
         maturities on long-term debt................................       258      221          (9)     335         289      385
       Dividends (common and preferred)..............................      (216)    (240)       (216)    (240)       (300)     (18)


     Net Cash Provided (Used) by Financing Activities................      (793)    (227)       (825)   1,119        (246)    (709)

     Effect of Foreign Exchange Rate Changes on Cash and Temporary
       Cash Investments..............................................         6       16           6        6           -       10
     Increase (Decrease) in Cash and Temporary Cash Investments......       307      274         540      (59)       (233)     333
     Cash and Temporary Cash Investments, January 1..................       405      218         172      213         233        5
     Cash and Temporary Cash Investments, September 30 (Note)........    $  712   $  492      $  712   $  154      $    -   $  338

     Cash Paid During the Period for:
       Interest......................................................    $  331   $  454      $  297   $  343      $   77   $  183
       Income taxes (net of refunds).................................    $  251   $   93      $  244   $   42      $    7   $   51

     Note: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at date of purchase.

     (The accompanying notes to financial statements are an integral part of these statements of cash flows.)
     (Reference is made to Note 1 for definitions of "Tenneco Industrial "and "Tenneco Finance.")

                                                   BALANCE SHEETS
                                                    (Unaudited)

                                                                                            Tenneco Inc. and
                                                                                       Consolidated Subsidiaries
                                                                              September 30,  December 31,  September 30,
     (Millions)                                                                 1995          1994           1994
     Assets
     Current Assets:
       Cash and temporary cash investments..............................       $     712      $     405     $     492
       Receivables--
          Customer notes and accounts (net).............................           1,026          1,535         3,254
          Affiliated companies..........................................              58             67             1
          Gas transportation and exchange...............................             145            214           330
          Income taxes..................................................             104            234             -
          Other.........................................................             299            192           228
       Inventories--
          Finished goods................................................             312            355           947
          Work in process...............................................              96             83           193
          Long-term contracts in progress, less progress billings.......             227            138           100
          Raw materials.................................................             215            178           322
          Materials and supplies........................................             152            156           158
       Deferred income taxes............................................              56             23           150
       Prepayments and other............................................             263            315           350
                                                                                   3,665          3,895         6,525
     Investments and Other Assets:
       Investment in affiliated companies...............................             696            997           499
       Other investments, at cost.......................................              60             47            52
       Long-term receivables--
          Notes and other (net).........................................             518            805         1,746
          Affiliated companies..........................................             285            264             -
       Investment in subsidiaries in excess of fair value of net assets
         at date of acquisition, less amortization......................             327            331           403
       Deferred income taxes............................................              53             49            54
       Other............................................................           1,408            927         1,124
                                                                                   3,347          3,420         3,878
     Plant, Property and Equipment, at cost.............................          11,000         11,108        12,579
       Less--Reserves for depreciation, depletion and amortization......           5,629          5,881         6,672
                                                                                   5,371          5,227         5,907
                                                                               $  12,383      $  12,542     $  16,310
     Liabilities and Shareowners' Equity
     Current Liabilities:
       Short-term debt (including current maturities on long-term debt).       $     666      $     545     $   1,408
       Payables--
          Trade.........................................................             846          1,053         1,323
          Affiliated companies..........................................               1             35            18
          Gas transportation and exchange...............................             117            159           218
       Taxes accrued....................................................              99             86           307
       Interest accrued.................................................             142            127           170
       Restructuring liability..........................................               -              -           151
       Natural gas pipeline revenue reservation.........................              13            190           182
       Other............................................................             991            859         1,441
                                                                                   2,875          3,054         5,218
     Long-term Debt.....................................................           3,310          3,570         4,616
     Deferred Income Taxes..............................................           1,333          1,459         1,176
     Postretirement Benefits............................................             603            603           795
     Deferred Credits and Other Liabilities.............................             689            489           790


     Commitments and Contingencies

     Minority Interest..................................................             315            320           586

     Preferred Stock with Mandatory Redemption Provisions...............             129            147           146

     Shareowners' Equity:
       Series A preferred stock.........................................               -              -             9
       Common stock.....................................................             957            957           870
       Stock Employee Compensation Trust (common stock held in trust)...            (232)          (298)         (348)
       Premium on common stock and other capital surplus................           3,588          3,553         3,653
       Cumulative translation adjustments...............................              36           (237)         (214)
       Retained earnings (accumulated deficit)..........................            (578)          (905)         (855)
                                                                                   3,771          3,070         3,115
       Less--Shares held as treasury stock, at cost.....................             642            170           132
                                                                                   3,129          2,900         2,983
                                                                               $  12,383      $  12,542     $  16,310

     (The accompanying notes to financial statements are an integral part of these balance sheets.)


                                                       Tenneco Industrial                            Tenneco Finance
                                           September 30,  December 31,  September 30,  September 30,  December 31,  September 30,
     (Millions)                                1995          1994           1994           1995          1994           1994
     Assets
     Current Assets:
       Cash and temporary cash investments..  $     712      $     172    $     154      $       -     $     233     $     338
       Receivables--
         Customer notes and accounts (net).         479            650        2,207            544           882         1,044
         Affiliated companies..............          60             65          192             36           186           412
         Gas transportation and exchange...         145            214          330              -             -             -
         Income taxes......................         104            234            -              -             -             -
         Other.............................         293            187          216              6             5            12
       Inventories--
         Finished goods....................         312            355          947              -             -             -
         Work in process...................          96             83          193              -             -             -
         Long-term contracts in progress,
          less progress billings...........         227            138          100              -             -             -
         Raw materials.....................         215            178          322              -             -             -
         Materials and supplies............         152            156          158              -             -             -
       Deferred income taxes................         56             23          147              -             -             3
       Prepayments and other................        266            315          338              -             2            14
                                                  3,117          2,770        5,304            586         1,308         1,823
     Investments and Other Assets:
       Investment in affiliated companies...        905          1,762        1,397              -             -             -
       Other investments, at cost...........         60             42           47              -             5             5
       Long-term receivables--
         Notes and other (net).............         175            214          699            328           566         1,017
         Affiliated companies..............           -            264            -            285             -             -
       Investment in subsidiaries in
        excess of fair value of net assets
        at date of acquisition, less
        amortization........................        327            331          403              -             -             -
       Deferred income taxes................         53             49           54              -             -             -
       Other................................      1,421            951        1,163              3             3            10
                                                  2,941          3,613        3,763            616           574         1,032
     Plant, Property and Equipment, at
      cost..................................     10,930         11,038       12,510             70            70            69
       Less--Reserves for depreciation,
        depletion and amortization..........      5,609          5,863        6,654             20            18            18
                                                  5,321          5,175        5,856             50            52            51
                                              $  11,379      $  11,558    $  14,923      $   1,252     $   1,934     $   2,906
     Liabilities and Shareowners' Equity
     Current Liabilities:
       Short-term debt (including current
        maturities on long-term debt).......  $     405      $     310    $     857      $     293     $     410     $   1,135
       Payables--
         Trade.............................         845          1,053        1,313              1             -            10
         Affiliated companies..............           7             36           28              -             7            16
         Gas transportation and exchange...         117            159          218              -             -             -
       Taxes accrued........................         97             86          303              2             -             4
       Interest accrued.....................        126            102          151             16            25            19
       Restructuring liability..............          -              -          151              -             -             -
       Natural gas pipeline revenue
        reservation.........................         13            190          182              -             -             -
       Other................................        982            853        1,405              9             7            40


                                                  2,592          2,789        4,608            321           449         1,224
     Long-term Debt.........................      2,604          2,865        3,908            706           705           715
     Deferred Income Taxes..................      1,318          1,446        1,165             15            13            11
     Postretirement Benefits................        603            603          795              -             -             -
     Deferred Credits and Other
      Liabilities...........................        689            488          789              1             2             1
     Commitment and Contingencies

     Minority Interest......................        315            320          529              -             -            57

     Preferred Stock with Mandatory
      Redemption Provisions.................        129            147          146              -             -             -

     Shareowners' Equity:
       Series A preferred stock.............          -              -            9              -             -             -
       Common stock.........................        957            957          870              -            71            71
       Stock Employee Compensation Trust
        (common stock held in trust)........       (232)          (298)        (348)             -             -             -
       Premium on common stock and other
        capital surplus.....................      3,588          3,553        3,653            154           264           401
       Cumulative translation adjustments...         36           (237)        (214)             -             2             2
       Retained earnings (accumulated
        deficit)............................       (578)          (905)        (855)            55           428           424
                                                  3,771          3,070        3,115            209           765           898
       Less--Shares held as treasury
        stock, at cost......................        642            170          132              -             -             -
                                                  3,129          2,900        2,983            209           765           898
                                              $  11,379      $  11,558    $  14,923      $   1,252     $   1,934     $   2,906

     (Reference is made to Note 1 for definitions of "Tenneco Industrial" and "Tenneco Finance.")

                                    STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
                                                    (Unaudited)

                                                                           Tenneco Inc. and Consolidated Subsidiaries
                                                                             Nine Months Ended September 30,
     (Millions Except Share Amounts)                                      1995                            1994
                                                                    Shares          Amount         Shares         Amount
     Series A Preferred Stock:
        Balance January 1 and September 30..................               -     $         -      8,935,175     $         9

     Common Stock:
        Balance January 1...................................     191,335,193             957    173,953,012             870
           Issued pursuant to benefit plans.................           2,900               -         37,996               -
           Other............................................           4,390               -          1,422               -
        Balance September 30................................     191,342,483             957    173,992,430             870

     Stock Employee Compensation Trust (SECT):
        Balance January 1...................................                            (298)                          (499)
           Shares issued....................................                              87                             81
           Adjustment to market value.......................                             (21)                            70
        Balance September 30................................                            (232)                          (348)

     Premium on Common Stock and Other Capital Surplus:
        Balance January 1...................................                           3,553                          3,714
           Premium on common stock issued pursuant to
             benefit plans..................................                               -                              2
           Loss on issuance of treasury stock...............                               -                             (2)
           Dividends on shares held by SECT.................                               7                             10
           Adjustment of SECT to market value...............                              21                            (70)
           Other............................................                               7                             (1)
        Balance September 30................................                           3,588                          3,653

     Cumulative Translation Adjustments:
        Balance January 1...................................                            (237)                          (303)
           Translation of foreign currency statements.......                              40                             93
           Sale of investment in foreign subsidiaries.......                             235                              -
           Hedges of net investment in foreign subsidiaries
             (net of income taxes)..........................                              (2)                            (4)
        Balance September 30................................                              36                           (214)

     Retained Earnings (Accumulated Deficit):
        Balance January 1...................................                            (905)                          (980)
           Net income.......................................                             552                            376
           Dividends--
              Preferred stock...............................                              (6)                            (6)
              Series A preferred stock......................                               -                            (37)
              Common stock..................................                            (217)                          (205)
           Accretion of excess of redemption value of pre-
             ferred stock over fair value at date of issue..                              (2)                            (3)
        Balance September 30................................                            (578)                          (855)

     Less--Common Stock Held as Treasury Stock, at Cost:
        Balance January 1...................................       3,617,510             170      4,166,835             210
           Shares acquired..................................      10,411,799             472        213,454              11
           Shares issued pursuant to benefit and dividend
             reinvestment plans.............................         (11,686)              -     (1,763,504)            (89)
        Balance September 30................................      14,017,623             642      2,616,785             132


                Total.......................................                     $     3,129                    $     2,983

     (The accompanying notes to financial statements are an integral part of these statements of changes in shareowners' equity.)

                                      STATEMENTS OF CHANGES IN PREFERRED STOCK
                                        WITH MANDATORY REDEMPTION PROVISIONS
                                                    (Unaudited)

                                                                            Tenneco Inc. and Consolidated Subsidiaries
                                                                              Nine Months Ended September 30,
     (Millions Except Share Amounts)                                        1995                        1994
                                                                       Shares        Amount        Shares         Amount
     Preferred Stock:
        Balance January 1.......................................     1,586,764    $     147      1,782,508     $       163
           Shares redeemed......................................      (195,771)         (20)      (195,744)            (20)
           Accretion of excess of redemption value over fair
             value at date of issue.............................             -            2              -               3
        Balance September 30....................................     1,390,993    $     129      1,586,764     $       146


     (The accompanying notes to financial statements are an integral part of these statements of changes in preferred stock with mandatory redemption provisions.)

                    TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

      (1) In the opinion of Tenneco Inc. (hereinafter referred to as the "Company"), the accompanying unaudited financial statements of Tenneco Inc. and consolidated subsidiaries (hereinafter referred to as "Tenneco") contain all adjustments necessary to present fairly the financial position as of September 30, 1995, and the results of operations; changes in shareowners' equity; changes in preferred stock with mandatory redemption provisions; and cash flows for the periods indicated. The financial statements of Tenneco include all majority-owned subsidiaries including wholly-owned finance subsidiaries. Companies in which at least a 20% to a 50% voting interest is owned are carried at cost plus equity in undistributed earnings since date of acquisition (except for Tenneco's Farm and construction equipment segment as noted below) and cumulative translation adjustments.

      In June 1994, Tenneco completed an initial public offering ("IPO") of approximately 29% of the common stock of Case Corporation ("Case"), the holder of Tenneco's Farm and construction equipment segment. In November 1994, a secondary offering of Case's common stock reduced Tenneco's ownership to approximately 44%. A third public offering in August 1995 reduced Tenneco's ownership further to approximately 21%. From January through November 1994, Case's financial statements were fully consolidated with Tenneco's. From July through November 1994, Tenneco's financial statements reflected the 29% minority shareowners' interest in Case. Subsequent to November 1994, Case was reflected in Tenneco's financial statements using the equity method of accounting. See Note 5 for additional information regarding Tenneco's investment in Case.

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

         Tenneco Finance    -- The financial information captioned "Tenneco
                         Finance" reflects the combination of Tenneco's wholly-owned finance subsidiaries.

                    TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

      Prior to the Case IPO, the wholesale (dealer) credit and retail credit operations of Case were financed by wholly-owned finance subsidiaries. Subsequent to the IPO, the wholesale (dealer) credit operations are being financed by Case industrial subsidiaries. As a result of this change, interest expense related to the wholesale (dealer) credit operations has been reported as "Interest Expense" from July through November 1994, rather than "Finance charges-Tenneco Finance" as in prior periods. If the first six months of 1994 were reclassified to reflect this prospective presentation of interest expense related to wholesale (dealer) credit operations, consolidated "Finance charges-Tenneco Finance" would have been reduced and "Interest Expense" would have been increased by $18 million for the nine months ended September 30, 1994, with no effect on the 1994 third quarter or on consolidated net income.

      All significant intercompany transactions, including activity within and between the "Tenneco Industrial" and "Tenneco Finance" business units, have been eliminated.

      The inclusion of Series A preferred stock in the computation of earnings per share was antidilutive for the nine months ended September 30, 1994. In December 1994, all Series A preferred stock was converted into common stock.

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

                    TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

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

      With regard to Tennessee's GSR costs, Tennessee, along with three other pipelines, executed four separate settlement agreements with Dakota Gasification Company and the U.S. Department of Energy and initiated four separate proceedings at the FERC seeking approval to implement the settlement agreements. The settlement resolved litigation concerning purchases made by Tennessee of synthetic gas produced from the Great Plains Coal Gasification plant ("Great Plains"). On October 18, 1994, the

                    TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

   FERC consolidated the four proceedings and set them for hearing before an administrative law judge ("ALJ"). The hearing, which concluded in July 1995, was limited to the issue of whether the settlement agreements are prudent. The ALJ is required to issue his initial decision by December 31, 1995. The FERC has committed to issuing a final order by December 31, 1996. Previously, the FERC has ruled that the costs related to the Great Plains project are eligible for recovery through GSR and other special recovery mechanisms and that the costs are eligible for recovery for the duration of the term of the original gas purchase agreements.

      Also related to Tennessee's GSR costs, on October 14, 1993, Tennessee was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that Tennessee had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. On two subsequent occasions, TransTexas gave Tennessee notice that it was adding new production and/or acreage "to the contract." An amendment to the pleadings seeks $1.5 billion from Tennessee for alleged damages caused by Tennessee's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. Tennessee filed a motion for summary judgment, asserting that the Texas statutes of frauds precluded the plaintiffs from adding new production or acreage to the contract. On May 4, 1995, the trial court granted Tennessee's motion for summary judgment; the plaintiffs have filed a notice of appeal. Thereafter, ICA and TransTexas filed a motion for summary judgment on a separate issue involving the term "committed reserves" and whether Tennessee has a contractual obligation to purchase gas produced from a lease not described in the gas contract. On November 8, 1995, the trial court granted ICA's and TransTexas' motion in part. That order, which is not final, also held that ICA's and TransTexas' rights are subject to certain limitations of the Texas Business and Commerce Code. In addition to these defenses, which must be resolved at trial, Tennessee has other defenses which it has asserted and intends to pursue. The November 8, 1995 ruling does not affect the trial court's previous May 4, 1995 order granting summary judgment to Tennessee.

      Tennessee has been engaged in separate settlement and contract reformation discussions with holders of certain gas purchase contracts who have sued Tennessee. Although Tennessee believes that its defenses in the

                    TENNECO INC. AND CONSOLIDATED SUBSIDIARIES underlying gas purchase contract actions are meritorious, Tennessee recorded liabilities in the first quarter of 1995 which it believes are adequate to cover the resolution of these matters. On August 1, 1995, the Texas Supreme Court affirmed a ruling favorable to Tennessee of the Court of Appeals in one of these matters and indicated that it would remand the case to the trial court. Motions for rehearing have been filed by the producers. As of the date hereof, the court had not ruled on those motions and mandate had not been issued.

      As of September 30, 1995, Tennessee has deferred GSR costs yet to be recovered from its customers of approximately $487 million, net of $290 million previously recovered from its customers, subject to refund. Proceedings have commenced to review the recovery of these GSR costs; however, the FERC has generally encouraged pipelines to settle such issues through negotiations with customers. Although Order 636 contemplates complete recovery by pipelines of qualified transition costs, Tennessee is engaged in settlement discussions with its customers concerning the amount of recoverable GSR costs in response to the FERC and customer statements acknowledging the desirability of such settlements.

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

      On December 30, 1994, Tennessee filed a general rate increase in Docket No. RP95-112 (the "1995 Rate Case"). On January 25, 1995, the FERC accepted the filing, suspended its effectiveness for the maximum period of five months pursuant to normal regulatory process, and set the matter for hearing. On July 1, 1995, Tennessee began collecting rates, subject to refund, reflecting an $87 million increase in Tennessee's revenue requirement. Settlement discussions with the FERC staff and customers are ongoing and Tennessee is reserving revenues it believes adequate to cover any refunds which may be required upon final settlement of this proceeding.

      Also on January 25, 1995, the FERC issued an order requiring the convening of a technical conference to discuss certain issues in the 1995 Rate Case and concerns expressed in response to operational issues in a 1995 tariff filing. The concerns include Tennessee's ability to provide its shippers with timely and accurate operating and billing information and the associated systems costs. Several technical conferences were held during the first half of 1995 resulting in modifications to the 1995 tariff filing, the assignment of certain issues to the 1995 Rate Case for final resolution, and the negotiation of a settlement with Tennessee's customers as to certain operational tariff issues. On November 1, 1995, the FERC approved the settlement of the 1995 tariff issues noting the efforts Tennessee has made with its customers. The ultimate resolution of these issues may result in adjustments to customer billings.

                    TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

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

      Tenneco has established a reserve for Tennessee's environmental expenses, which includes: 1) expected remediation expense and associated onsite, offsite and groundwater technical studies, 2) legal fees and 3) settlement of third party and governmental litigation, including civil penalties. Through September 30, 1995, Tenneco has charged approximately $121 million against the environmental reserve. Of the remaining reserve, $38 million has been recorded on the balance sheet under "Payables-Trade" and $104 million under "Deferred Credits and Other Liabilities."

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

      Tenneco believes that a substantial portion of these costs, which will be expended over the next five to ten years, will be recovered from customers of its natural gas pipelines. The Stipulation and Agreement approved by the FERC in Tennessee's 1991 rate case established procedures for resolving the recovery of certain environmental expenditures. These environmental costs are currently being collected in Tennessee's rates

                    TENNECO INC. AND CONSOLIDATED SUBSIDIARIES subject to further review and possible refund. Following negotiations with its customers, Tennessee in May 1995 filed with the FERC a separate Stipulation and Agreement (the "Environmental Stipulation") that addresses the recovery of environmental costs currently being recovered in its rates and also establishes a mechanism for recovering a substantial portion of the environmental costs that will be expended in the future. Upon FERC approval, the Environmental Stipulation will become effective as of July 1, 1995, and will have no material effect on Tenneco's financial position or results of operations. As of September 30, 1995, the balance of the regulatory asset is $109 million.

      Tenneco believes that its liability insurance policies in effect during the period in which the environmental issues occurred provide coverage for remediation costs and related claims. Tennessee has pending litigation in a Louisiana state court against its insurance carriers during this period, seeking recovery of costs which Tennessee incurred. The issues in dispute involve determining: 1) whether the presence of PCBs and other substances at each compressor station constituted a separate occurrence for purposes of the per-occurrence limits of the policies; 2) the applicability of the pollution exclusions in certain policies issued after 1971; 3) the applicability of provisions which exclude the environmental impacts located solely on the insured's property; 4) whether the term "property damage" in the policies will cover the cost of compliance with governmental cleanup directives; 5) the allocation of costs to the various policies in effect during the period the environmental impact occurred; 6) the applicability of provisions excluding pollution that is "expected or intended" and 7) the adequacy of notice of claims to insurance carriers. Tenneco has completed settlements with and has received payments from the majority of the defendant carriers and believes that the likelihood of recovery of a portion of its remediation costs and claims against the remaining defendant carriers is reasonably possible.

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

                    TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

      Tenneco has identified other sites in its various operating divisions where environmental remediation expenses may be required should there be a change in ownership, operations or applicable regulation. These possibilities cannot be predicted or quantified at this time and accordingly, no provision has been recorded. However, provisions have been made for all instances where it has been determined that the incurrence of any material remedial expense is probable.

      (5) On August 9, 1995, Tenneco sold in a public offering 16.1 million shares of common stock of Case Corporation at $35 per share. Net proceeds of approximately $540 million were received, resulting in a gain of $101 million. No taxes were payable due to the utilization of previously unbenefitted capital loss carryforwards to offset the tax liability associated with the transaction. The offering reduced Tenneco's ownership in Case from 44% to 21%.

      (6) In September, 1995, Tenneco announced that it had entered into an agreement to sell Kern River Corporation which holds a 50% interest in Kern River Gas Transmission Company ("Kern River") for approximately $225 million. The transaction is expected to be finalized in 1995. Kern River owns a 904-mile natural gas pipeline system extending from southwestern Wyoming to Bakersfield, California.

      (7) On October 2, 1995, Tenneco announced that it had signed a definitive agreement to acquire the Mobil Plastics business from Mobil Corporation for $1.27 billion. The acquired operations will become part of Tenneco's packaging division. Mobil Plastics is the largest North American producer of polyethylene and polystyrene packaging. Mobil Plastics' consumer products are sold under the Hefty, Kordite and Baggies brand names. For food service and industrial consumers, Mobil Plastics is a leader in polystyrene foam packaging, thermoformed polystyrene packaging and polyethylene film products. The acquisition is scheduled to be completed in mid-November.

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

                    TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THREE MONTHS RESULTS

   Revenues

      Net sales and operating revenues for the third quarter of 1995 were $2.1 billion, down from $3.0 billion in the third quarter of 1994 primarily due to the exclusion of revenues from Case Corporation and its subsidiaries ("Case") as a result of the change to the equity method of accounting for Case in December 1994. (See Note 1 in the "Notes to Financial Statements" for additional information.) Excluding Case, revenues increased five percent in the 1995 third quarter compared with the third quarter of 1994.

      Natural gas pipelines revenues were down $122 million or 22 percent primarily due to the nonregulated sector where both spot prices and volumes decreased as a result of increased supply availability and the effect of storage reserves on prices. In the regulated sector, revenues declined $25 million due to the continued phase-out of merchant gas sales as a result of operating under Order 636 of the Federal Energy Regulatory Commission ("FERC"). Automotive parts revenues increased $89 million or 17 percent, including revenues of $76 million resulting from the November 1994 acquisition of Heinrich Gillet GmbH & Company ("Gillet"). Packaging revenues increased $103 million or 18 percent from strong market conditions in the paperboard packaging sector and increased pricing in the specialty segment. Shipbuilding revenues increased $21 million or 5 percent primarily as a result of higher volume on the aircraft carrier RONALD REAGAN.

   Income Before Interest Expense, Income Taxes and Minority Interest ("Operating Income")

         Operating income for the third quarter of 1995 was $377 million, up $30 million or 9 percent, compared with $347 million for the 1994 third quarter. This improvement was due principally to continuing strong performance in packaging's paperboard business and a gain of $101 million on the sale of Case stock, partially offset by a $25 million reserve for the liquidation of surplus real estate holdings and notes. The third quarter 1994 included a $16 million benefit from a contract settlement with Columbia Gas.

      On August 9, 1995, Tenneco sold in a public offering 16.1 million shares of common stock of Case Corporation at $35 per share. Net proceeds of approximately $540 million were received, resulting in a gain of $101 million. No taxes were payable due to the utilization of previously unbenefitted capital loss carryforwards to offset the tax liability associated with the transaction. The offering reduced Tenneco's ownership in Case from 44 percent to 21 percent. The sale resulted in an increase to net income of $101 million, or 58 cents per average common share.

   Natural Gas Pipelines

      Natural gas pipelines reported operating income of $81 million in the 1995 third quarter compared with $97 million in the 1994 third quarter. Revenues for the third quarter of 1995 decreased to $427 million compared with $549 million in the third quarter of 1994. Third quarter 1995 operating income slightly improved compared with the 1994 third quarter after excluding a $2 million lawsuit settlement related to an interstate pipeline issue in the 1995 third quarter and a $16 million benefit from a contract settlement from Columbia Gas received in the 1994 third quarter. Excluding the above special items, operating income in the regulated segment was flat compared with the 1994 third quarter. Higher operating income related to the implementation of a new rate structure was offset by lower operating income from expiring gas transportation contracts and higher administrative expenses. Operating income in the nonregulated segment improved compared with the 1994 third quarter primarily due to the acquisition of natural gas pipeline assets from the Pipeline Authority of South Australia (PASA), partially offset by decreases in operating income as a result of lower natural gas volumes and prices.

      The natural gas pipeline industry is experiencing increasing competition, which is the result of actions by the FERC to strengthen market forces throughout the industry. In a number of key markets, Tenneco's interstate pipelines face competitive pressure from other major pipeline systems, enabling local distribution companies and end users to choose a supplier or switch suppliers based on the short-term price of the gas and the cost of transportation. Tenneco's pipelines have been required to discount their transportation rates to maintain market share. Additionally, the majority of Tenneco's transportation contracts will be expiring over the next five years. The renegotiation of these contracts may be impacted by such competitive factors. (See Note 2 in the "Notes to Financial Statements" for additional information.)

      In September, 1995, Tenneco announced that it had entered into an agreement to sell Kern River Corporation which holds a 50 percent interest in Kern River Gas Transmission Company ("Kern River") for approximately $225 million. The transaction is expected to be finalized in 1995. Kern River owns a 904-mile natural gas pipeline system extending from southwestern Wyoming to Bakersfield, California.

   Automotive Parts

      Automotive parts reported third quarter 1995 operating income of $61 million compared with $70 million in the 1994 third quarter. Operating income declined in the third quarter of 1995 due primarily to higher start-up costs largely related to a new process, hydroforming, which is a liquid, high-pressure metal forming application used in the manufacture of a new exhaust system for the Ford Taurus. Revenues for the third quarter of 1995 increased to $600 million compared with $511 million in last year's third quarter, primarily as a result of the acquisition of Gillet, which added $76 million in revenues. Revenues in the North American aftermarket were down 13 percent due to market weakness. In the North American original equipment market, volumes were up 9 percent from last year's quarter. Aftermarket sales were flat worldwide as aftermarket sales in Europe increased 18 percent from the same quarter a year ago. Original equipment sales grew 54 percent worldwide with much of this increase supplied by the Gillet acquisition and the improving European economy.

      Tenneco expects new vehicle sales in Europe to continue to improve the rest of 1995 and next year and new car and truck production in North America to continue at its strong, near record levels throughout 1995. The North American aftermarket, however, is expected to remain sluggish through 1995 with a recovery beginning next year.

   Packaging

      Third quarter 1995 operating income for packaging was $111 million, up $48 million, compared with $63 million generated in the 1994 third quarter. Revenues for the 1995 third quarter were $665 million compared with $562 million in the same period last year. This increase of 18 percent was due to continuing strong market conditions in the paperboard packaging business and increased pricing in the specialty segment.

      The paperboard packaging business reported operating income of $102 million in the third quarter of 1995, compared with $42 million in the year ago quarter, up more than 140 percent. The improvement in operating income was primarily due to continued strong market conditions, higher mill productivity and lower costs for recycled fiber.

      The outlook for containerboard remains reasonably positive, with domestic industry containerboard production for year-to-date September 1995 up four percent over the same period last year. September industry inventory levels, at 5.5 weeks of supply, are in line with historical levels and are expected to decline for the remainder of the year.

      Specialty packaging reported operating income of $9 million in the third quarter of 1995, compared with $21 million for the same period last year. Operating income continued to be adversely affected by increased raw material costs. The costs of polystyrene and aluminum reroll were up 19 percent from the third quarter of 1994. Raw material costs have moderated since the second quarter, however, and fourth quarter unit margins should improve.

      On October 2, 1995, Tenneco announced that it had signed a definitive agreement to acquire the Mobil Plastics business from Mobil Corporation for $1.27 billion. The acquired operations will become part of Tenneco's packaging division. Mobil Plastics is the largest North American producer of polyethylene and polystyrene packaging. Mobil Plastics' consumer products are sold under the Hefty, Kordite and Baggies brand names. For food service and industrial consumers, Mobil Plastics is a leader in polystyrene foam packaging, thermoformed polystyrene packaging and polyethylene film products. The acquisition is scheduled to be completed in mid-November.

   Shipbuilding

      Shipbuilding reported third quarter 1995 operating income of $35 million compared with $52 million in the 1994 third quarter. The $17 million decline resulted primarily from a $6 million charge for headcount reductions and a $14 million charge for incremental costs for the shipyard's entry into highly competitive commercial markets. Productivity improvements partially offset the decline. Revenues increased $21 million to $445 million in the third quarter of 1995 compared with $424 million in the same period last year.

      The backlog at the end of the third quarter of 1995 was $4.9 billion and included construction contracts for two LOS ANGELES CLASS submarines, three NIMITZ class aircraft carriers, four "Double Eagle" product tankers, a conversion contract for two fast SEALIFT ships and the overhaul contract for the aircraft carrier USS EISENHOWER.


   Other

      Tenneco recorded $20 million in operating income which represents our equity ownership in Case for the third quarter of 1995 compared with $73 million recorded in the third quarter of 1994. In August 1995, Tenneco sold 16.1 million shares of Case common stock reducing its ownership from 44 percent to 21 percent and recorded a gain of $101 million on the sale. No taxes were payable due to the utilization of previously unbenefitted capital loss carryforwards. Tenneco's ownership of Case was approximately 71 percent in the 1994 third quarter. Other operating income for the 1995 third quarter also included a $25 million reserve for the liquidation of surplus real estate holdings and notes.

   Interest Expense (net of interest capitalized)

      Net interest expense for the third quarter of 1995 was $78 million compared with $113 million reported for the 1994 third quarter. This decrease was a result of lower debt stemming from reducing Tenneco's Case ownership in late 1994. Excluding Case's interest expense in the third quarter of 1994, interest expense for the third quarter of 1995 would have decreased $8 million compared with the third quarter of 1994. Interest capitalized was $2 million for the third quarter of 1995 compared with $1 million for the 1994 period.

   Income Taxes

      Income tax expense for the third quarter of 1995 was $79 million compared with $72 million reported for the 1994 third quarter. This increase was primarily due to higher 1995 pre-tax income excluding the $101 million gain on the sale of Case stock. No taxes were payable on the sale of Case stock due to the utilization of previously unbenefitted capital loss carryforwards to offset the tax liability related to the transaction.

   Discontinued Operations

      Income from discontinued operations in the third quarter of 1994 of $1 million represented the net income of Tenneco's chemicals division which was sold in the fourth quarter of 1994.

   Earnings Per Average Common Share

      Net income for the third quarter of 1995 was $214 million, or $1.23 per average common share after preferred stock dividends, compared with net income of $151 million, or 82 cents per average common share after preferred stock dividends in the 1994 third quarter. Net income for the 1994 period included $1 million of income from discontinued operations (net of income tax). Preferred stock dividends were $2 million for both quarters.

      Average shares outstanding used for the calculation of earnings per average common share for the third quarter of 1995 were 172.4 million compared with 180.9 million in the 1994 third quarter. The decrease was primarily the result of the common stock repurchase program partially offset by the issuance of shares from the stock employee compensation trust ("SECT") to employee benefit plans.

   NINE MONTHS RESULTS

   Revenues

      Net sales and operating revenues for the first nine months of 1995 were $6.5 billion, down from $9.4 billion reported in 1994 primarily due to the exclusion of farm and construction equipment revenues as a result of the change to the equity method of accounting for Case in December 1994. Excluding farm and construction equipment revenues for the first nine months of 1994, revenues increased four percent compared with the first nine months of 1994. Higher revenues for packaging (up $403 million or 26 percent) and automotive parts (up $342 million or 22 percent) were partially offset by lower revenues for natural gas pipelines (down $483 million or 26 percent).

   Income Before Interest Expense, Income Taxes and Minority Interest ("Operating Income")

      Operating income for the first nine months of 1995 was $1,070 million compared with $1,016 million reported for the same period of 1994, an improvement of five percent.

      Natural gas pipelines reported operating income of $229 million for the first nine months of 1995 compared with $291 million in the same period of 1994. Revenues decreased to $1.36 billion compared with $1.85 billion in the first nine months of 1994 primarily due to the decline in gas spot prices and lower volumes in the nonregulated segment and the phase-out of merchant gas sales by the regulated pipelines. Operating income declined in the first nine months of 1995 compared with 1994 mainly due to competitive pressures related to operating under FERC Order 636 and the $16 million benefit from a contract settlement with Columbia Gas in the third quarter of 1994. Operating income also decreased as a result of depressed natural gas volumes and prices in the nonregulated business.

      Automotive parts reported operating income of $195 million for the first nine months of 1995 compared with $201 million recorded in the same period a year ago. Year-to-date revenues for 1995 totaled $1.86 billion as compared with last year's amount of $1.52 billion. Revenues increased primarily as a result of the acquisition of Gillet, which added $249 million in revenues, and increased European aftermarket revenues. Profit margins declined in the first nine months of 1995 due to higher start-up costs associated with a new process discussed in the "Three Months Results" and competitive pressures in the North American original equipment and aftermarket.

      Shipbuilding reported operating income of $125 million for the nine months ended September 1995 compared with $153 million in the year ago period. Revenues were $1.29 billion for the first nine months of both 1995 and 1994. Operating income declined primarily as a result of lower profit margins on SEALIFT work, incremental costs for shipbuilding's entry into highly competitive commercial markets and a charge related to personnel reductions.

      Packaging reported operating income of $355 million in the first nine months of 1995 compared with $127 million in the prior year period. Revenues were $1.98 billion in the first nine months of 1995 compared with $1.58 billion in the first nine months of 1994. Higher revenues and operating income were primarily due to strengthening containerboard pricing partially offset by lower operating income in specialty packaging associated with higher raw material costs. In addition, the 1995 first quarter operating income included a $14 million gain on the sale of a mill in Sylva, North Carolina.

      Tenneco's other operating income included $94 million for its equity ownership in Case's earnings for the first nine months of 1995 compared with Case's operating income of $265 million in the first nine months of 1994. Also, included in other operating income is the gain on the sale of Case stock of $101 million along with a $25 million reserve for the liquidation of surplus real estate holdings and notes recorded in the third quarter of 1995.

   Interest Expense (net of interest capitalized)

      Net interest expense decreased from $306 million in the first nine months of 1994 to $249 million in the 1995 period, while interest capitalized was $5 million for the nine months ended September 1995 compared with $4 million for the year ago period. The year-to-year comparison of this item is due to the same reason discussed under "Three Months Results" above.

   Income Taxes

      Income tax expense for the first nine months of 1995 was $252 million compared with $266 million in the 1994 period. Income tax expense decreased in the first nine months of 1995 primarily due to lower pre-tax income excluding the gain on the Case sale and Case equity income. No taxes were payable on the sale of Case stock due to the utilization of previously unbenefitted capital loss carryforwards to offset the tax liability related to the transaction.

   Discontinued Operations and Extraordinary Loss

      Loss from discontinued operations for the first nine months of 1994 of $12 million (net of an income tax benefit of $10 million) included a $21 million loss (net of income tax benefit of $15 million) on the sale of Tenneco's brakes business and a loss of $5 million (net of income tax benefit of $5 million) from the brakes operations. Net income from the chemicals operations for the first nine months of 1994 was $14 million, net of income tax expense of $10 million.

      The extraordinary loss for the first nine months of 1994 of $5 million was attributable to the second quarter early redemption premiums on long-term debt.

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

   Earnings (Loss) Per Average Common Share

      Income from continuing operations for the first nine months of 1995 was $552 million, or $3.11 per average common share after preferred stock dividends, compared with income from continuing operations of $432 million, or $2.35 per average common share after preferred stock dividends, in the 1994 first nine months. Preferred stock dividends were $8 million in the first nine months of 1995 and $9 million in the 1994 period.

      Loss from discontinued operations for the first nine months of 1994 was $12 million, or six cents per average common share. Also included in 1994 was the charge of $39 million, or 22 cents per average common share, related to the cumulative effect of a change in accounting principle. The extraordinary loss for the first nine months of 1994 was $5 million, or three cents per average common share. Net income to common stock for the first nine months of 1995 was $544 million, or $3.11 per average common share, compared to net income to common stock of $367 million, or $2.04 per average common share, for the first nine months of 1994.

      Average shares outstanding used for the calculation of earnings per average common share for the first nine months of 1995 were 174.8 million compared to 179.8 million in the first nine months of 1994. The decrease was primarily the result of the common stock repurchase program partially offset by the issuance of SECT shares to employee benefit plans.

   Cash Flow

      Net cash provided by operating activities was $693 million for the first nine months of 1995 compared with $433 million for the same period in 1994, an increase of $260 million. This increase was due primarily to an increase in trade receivables sold to Asset Securitization Cooperative Corporation partially offset by higher inventories and income tax payments. Inventories increased in the first nine months of 1995 due primarily to government conversion and repair work, higher anticipated sales and increased raw material costs.

      Net cash provided by investing activities in the first nine months of 1995 was $401 million compared with net cash provided of $52 million in the first nine months of 1994. Proceeds from the sale of discontinued operations and assets were higher in the first nine months of 1995 due to the completion of an IPO of the Albright & Wilson resulting in net proceeds of approximately $700 million and the sale of Case stock for net proceeds of approximately $540 million. The 1994 period includes the proceeds from the sale of 29 percent of the common stock of Case in June 1994. Higher proceeds from the sale of discontinued operations and assets in the first nine months of 1995 were partially offset by higher capital spending and the acquisition of businesses.

      Expenditures for plant, property and equipment from continuing operations for the first nine months of 1995 were $566 million compared with $392 million for the 1994 period. Increased expenditures for natural gas pipelines ($74 million), automotive parts ($71 million), shipbuilding ($30 million) and packaging ($61 million) were partially offset by the decline for farm and construction equipment ($62 million).

      Cash used for financing activities for the first nine months of 1995 was $793 million compared with $227 million for the first nine months of 1994. In the first nine months of 1995, Tenneco purchased approximately $500 million of its common stock as a part of its common stock repurchase programs. Since the repurchase programs began in December 1994, 11.4 million shares have been acquired at a cost of $513 million.

   Liquidity and Capital Resources

      Capitalization totaled $7.55 billion at September 30, 1995, an increase of $67 million from December 31, 1994. The resulting ratio of total debt to capitalization decreased from 55.0 percent at December 31, 1994, to
   52.7 percent at September 30, 1995. Tenneco's total debt to capitalization ratio was 51.1 percent at September 30, 1995, including the market value of the SECT shares compared to 52.9 percent at December 31, 1994. The major changes in capitalization were: total debt decreased $139 million, shareowners' equity increased $229 million, minority interest decreased $5 million and preferred stock decreased $18 million due to a mandatory redemption.

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

      (2) Other Proceedings.

         On October 14, 1993, Tennessee was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that Tennessee had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. On two subsequent occasions, TransTexas gave Tennessee notice that it was adding new production and/or acreage "to the contract." An amendment to the pleadings seeks $1.5 billion from Tennessee for alleged damages caused by Tennessee's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. Tennessee filed a motion for summary judgment, asserting that the Texas statutes of frauds precluded the plaintiffs from adding new production or acreage to the contract. On May 4, 1995, the trial court granted Tennessee's motion for summary judgment; the plaintiffs have filed a notice of appeal. Thereafter, ICA and TransTexas filed a motion for summary judgment on a separate issue involving the term "committed reserves" and whether Tennessee has a contractual obligation to purchase gas produced from a lease not described in the gas contract. On November 8, 1995, the trial court granted ICA's and TransTexas' motion in part. That order, which is not final, also held that ICA's and TransTexas' rights are subject to certain limitations of the Texas Business and Commerce Code. In addition to these defenses, which must be resolved at trial, Tennessee has other defenses which it has asserted and intends to pursue. The November 8, 1995 ruling does not affect the trial court's previous May 4, 1995 order granting summary judgment to Tennessee.

      (3) Potential Superfund Liability.

         At September 30, 1995, Tenneco has been designated as a potentially responsible party in 54 "Superfund" sites. With respect to its pro rata share of the remediation costs of certain sites, Tenneco is fully indemnified by third parties. With respect to certain other sites, Tenneco has sought to resolve its liability through payments to the other potentially responsible parties. For the remaining sites, Tenneco has estimated its share of the remediation costs to be between $12 million and $69 million or 0.4 percent to 2.5 percent of the total remediation costs for those sites and has provided reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, Tenneco's estimate of its share of remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that Tenneco could be required to pay in excess of its pro rata share of remediation costs. Tenneco's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in Tenneco's determination of its estimated liability. Tenneco does not believe that the costs associated with its current status as a potentially responsible party in the Superfund sites described above will be material to its consolidated financial position or results of operations.

         For additional information concerning environmental matters, see
   Note 4 in the "Notes to Financial Statements" of Tenneco Inc. and Consolidated Subsidiaries.


   Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits.

         10--Supplemental Pension Agreement, dated September 12, 1995, between Dana G. Mead and Tenneco Inc.

         11--Computation of Earnings (Loss) Per Share of Common Stock

         12--Computation of Ratio of Earnings to Fixed Charges

         27--Financial Data Schedule

      (b) Reports on Form 8-K. Tenneco Inc. did not file any Current Reports on Form 8-K during the quarter ended September 30, 1995.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TENNECO INC.


   Date:  November 14, 1995                    By       ROBERT T. BLAKELY

                                                       Robert T. Blakely
                                                  Senior Vice President and
                                                   Chief Financial Officer

                                                                    Exhibit 10


                          SUPPLEMENTAL PENSION AGREEMENT
                                     BETWEEN
                                   DANA G. MEAD
                                       AND
                                  TENNECO INC.


          In consideration of his services to Tenneco Inc. and Tenneco Management Company (collectively, the "Company") and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Company hereby establishes the supplemental pension plan (the "Plan") described herein for the benefit of Dana G. Mead ("Mead") and his Beneficiaries, as that term is defined herein, and the parties hereto agree as follows, effective September 12, 1995:

          1. Mead shall be entitled to monthly pension benefits from the Company in the amount determined under Section 2 hereof commencing on the first day of the calendar month immediately following the termination of his employment with the Company.

          2. The monthly pension benefits to which Mead shall be entitled shall be equal to the greater of (a) or (b), where

          (a) equals the benefits to which Mead would be entitled under the Tenneco Inc. Retirement Plan (the "TRP"), Tenneco Inc. Benefit Equalization Plan and Tenneco Inc. Supplemental Executive Retirement Plan, computed using Final Average Earnings, as defined in Section 3 hereof, and Years of Credited Service, as defined in Section 4 hereof, and substituting the rules of Sections 1, 5 and 6 hereof for the generally applicable rules of such plans; and

          (b) equals 2.48% of Mead's Final Average Earnings, as defined in
              Section 3 hereof, times his Years of Credited Services, as defined in Section 4 hereof, but not exceeding 20 Years of Credited Service.

          3. "Final Average Earnings" means the quotient of (i) Mead's Earnings, as defined below, for the 3 calendar years in which his Earnings were the highest in the 5 consecutive calendar year period ending prior to his termination of employment, divided by (ii) 36. "Earnings" means regular base salary plus Executive Incentive Compensation Plan bonus earned (regardless of when paid) with respect to that period.

          4.  "Years of Credited Service" means the total of (i) 14 2/3 plus
   (ii) Mead's Actual Tenneco Service, as defined below. "Actual Tenneco Service" means the period, in whole years and fractions thereof with each month or portion thereof counting as one-twelfth of one year, from April 1, 1992 through the date of Mead's termination of employment with the Company.

          5. The benefits provided hereunder shall be paid in the joint and 50% survivor form of annuity if Mead is married at the time benefits are to commence -- i.e., to Mead for life and, after his death, 50% of the monthly amount payable during Mead's life continuing to the spouse, if any, to whom he was legally married at the date of the commencement of payment of benefits hereunder and to whom he was so married on the date of his death. There shall be no reduction in the amount of the benefits payable during Mead's life on account of payment in the joint and 50% survivor form. The benefits provided hereunder shall be paid in the life only form of annuity if Mead is not married at the time that benefit payments are to commence. Subject to the rules stated in the immediately following paragraph, Mead may elect to receive such benefits in another form which is the actuarial equivalent of the normal form of benefit specified above for his marital status at the time in question. At Mead's election, the Company will purchase and distribute to him an annuity contract issued by an insurance company acceptable to Mead to provide such benefits.

          If his termination of employment is effective after he attains age 62 or earlier with the consent of the Company, Mead may elect to receive such benefits in the form of a lump sum distribution. If a lump sum distribution is elected, it shall be computed under the assumptions then in use with respect to the Tenneco Inc. Retirement Plan, or its successor; provided, that in no event shall the interest assumption be greater than the Pension Benefit Guaranty Corporation immediate annuity interest rate in effect as of January 1 of the year in which the payment is to be made, and provided further that the mortality table shall be no less favorable to Mead or his Beneficiary than the 1983 group annuity table, 50% male, 50% female mix.

          Mead may elect that the lump sum benefit be paid at some date certain which is later than the date specified for benefit commencement in
   Section 1 hereof. Any such election shall be irrevocable and must be filed no later than 90 days prior to the date benefits would otherwise commence hereunder. If he makes such an election, the lump sum amount computed above shall be credited with interest at the prime rate prevailing from time to time from the date specified in Section 1 above until the date of actual payment.

          6. If Mead dies before commencing to receive the benefits described hereunder, his Beneficiary will receive a death benefit in a lump sum distribution which is the present value of the benefits which he has accrued hereunder as of the date of his death computed in accordance with the rules set forth herein, including the interest assumption specified in Section 5 hereof. Without limiting the generality of the foregoing, it is specifically provided that the special alternative death benefit called for by the TRP as in effect on December 31, 1994, shall apply if that produces a higher benefit. Mead's Beneficiary shall be the person or entity which he has designated on a form filed with the Company prior to his death. If, at the time of his death, no valid beneficiary designation is on file, his Beneficiary shall be his spouse, or, if his spouse does not survive him, his estate.

          7. The benefits provided hereunder are in lieu of any benefits to which Mead might otherwise be entitled under the Tenneco Inc. Retirement Plan, Tenneco Inc. Benefit Equalization Plan or Tenneco Inc. Supplemental Executive Retirement Plan, but shall not adversely affect his entitlement to benefits under any other plan, fund or program maintained by the

   Company, nor shall benefits provided under any other such plan fund or program be offset against or otherwise reduce the benefits provided for hereunder.

          8. This Plan shall be administered by the Company, and the Company shall bear all costs of administration.

          9. This Plan contains all of the terms agreed upon by the parties with respect to the subject matter hereof and supersedes all prior agreements, arrangements and communications between the parties dealing with such subject matter, whether oral or written, including, without limitation, Section 9 of that certain agreement among the parties dated March 12, 1992.

          10. Benefits provided for hereunder may not be assigned or hypothecated, and to the extent permitted by law, no such benefits shall be subject to legal process or attachment for the payment of any claims against any person entitled to receive the same.

          11. If it shall be found that any person to whom a payment is due hereunder is unable to care for his affairs because of physical or mental disability, as determined by a licensed physician, the Company shall have the authority to cause the payments becoming due such person to be made to the legally appointed guardian of any such person or the spouse, brother, sister, or other person as it shall determine. Payments made pursuant to such power shall operate as a complete discharge of the Company.

          12. The Plan shall be construed, regulated and administered according to the laws of the State of Texas.

          13. This Plan shall be binding upon any successor (whether direct or indirect, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business and/or assets of the Company in the same manner and to the same extent that the Company would be bound to perform if no such succession had taken place.

          14. This Plan may be amended or terminated only by written agreement between and among the parties hereto.



                                 DANA G. MEAD
                                 Dana G. Mead


                                 TENNECO MANAGEMENT COMPANY


                                 By   ROBERT T. BLAKELY
                                 Its  Senior Vice President and Chief
                                       Financial Officer


                                 TENNECO INC.


                                 By   KARL A. STEWART
                                 Its  Vice President & Secretary

                                                             Exhibit 11
                                 TENNECO INC. AND CONSOLIDATED SUBSIDIARIES
                                      COMPUTATION OF EARNINGS (LOSS) PER SHARE
                                                   OF COMMON STOCK
                                                    (Unaudited)

                                                                                    (Millions Except Share Amounts)
                                                                           Three Months Ended            Nine Months Ended
                                                                              September 30,                September 30,
                                                                            1995          1994            1995         1994
     Computation for Statements of Income
       Primary Earnings Per Share (average shares outstanding):
         Income from continuing operations..........................     $       214    $       150   $       552    $       432
         Income (loss) from discontinued operations, net of
          income tax................................................               -              1             -            (12)
         Income before extraordinary loss...........................             214            151           552            420
         Extraordinary loss, net of income tax......................               -              -             -             (5)
         Income before cumulative effect of change in accounting
          principle.................................................             214            151           552            415
         Cumulative effect of change in accounting principle, net
          of income tax.............................................               -              -             -            (39)
         Net income.................................................             214            151           552            376
         Preferred stock dividends..................................               2              2             8              9
         Net income to common stock.................................     $       212    $       149   $       544    $       367

         Average shares of common stock outstanding (a),(b).........     172,429,542    180,902,646   174,804,413    179,811,774
         Earnings (loss) per average share of common stock:
           Continuing operations....................................     $      1.23    $       .81   $      3.11    $      2.35
           Discontinued operations..................................               -            .01             -           (.06)
           Extraordinary loss.......................................               -              -             -           (.03)
           Cumulative effect of change in accounting principle......               -              -             -           (.22)
                                                                         $      1.23    $       .82   $      3.11    $      2.04
     Additional Computations (c)
       Net income to common stock, per above........................     $       212    $       149   $       544    $       367
       Primary Earnings Per Share (including common stock
        equivalents):
         Average shares of common stock outstanding (a),(b).........     172,429,542    180,902,646   174,804,413    179,811,774
         Incremental common shares applicable to common stock
          options based on the common stock daily average market
          price during the period...................................          93,096         63,993        67,648         87,359
         Incremental common shares applicable to performance units
          based upon the attainment of specified goals..............          27,625              -        27,625              -
         Average common shares, as adjusted.........................     172,550,263    180,966,639   174,899,686    179,899,133
         Earnings (loss) per average share of common stock
          (including common stock equivalents):
           Continuing operations....................................     $      1.23    $       .81   $      3.11    $      2.35
           Discontinued operations..................................               -            .01             -           (.06)
           Extraordinary loss.......................................               -              -             -           (.03)
           Cumulative effect of change in accounting principle......               -              -             -           (.22)
                                                                         $      1.23    $       .82   $      3.11    $      2.04
       Fully Diluted Earnings Per Share:
         Average shares of common stock outstanding (a),(b).........     172,429,542    180,902,646   174,804,413    179,811,774
         Incremental common shares applicable to common stock
          options based on the more dilutive of the common stock
          ending or average market price during the period..........          93,096         63,993        72,492         87,359
         Average common shares issuable assuming conversion of
          Tenneco Inc. 10% loan stock...............................          36,805         41,192        38,242         41,619
         Incremental common shares applicable to performance units


           based upon the attainment of specified goals.............          27,625              -        27,625              -
         Average common shares assuming full dilution...............     172,587,068    181,007,831   174,942,772    179,940,752
         Fully diluted earnings (loss) per average share, assuming
           conversion of all applicable securities:
           Continuing operations....................................     $      1.23    $       .81   $      3.11    $      2.35
           Discontinued operations..................................               -            .01             -           (.06)
           Extraordinary loss.......................................               -              -             -           (.03)
           Cumulative effect of change in accounting principle......               -              -             -           (.22)
                                                                         $      1.23    $       .82   $      3.11    $      2.04

     NOTES: (a)  In 1992, 12,000,000 shares of common stock were issued to the
                 Stock Employee Compensation Trust ("SECT"). Shares of common stock issued to a related trust are not considered to be out standing in the computation of average shares of common stock until the shares are utilized to fund the obligations for which the trust was established. At September 30, 1995, the SECT had utilized 6,933,798 of these shares.
            (b) Prior to conversion in December 1994, Series A preferred stock was converted into common stock under the Contingent Share method. The above computation includes 8,935,175 shares of Series A preferred stock which were converted into 17,342,763 shares of common stock.
                 In December 1994, all of the outstanding shares of Series A preferred stock were converted into Tenneco Inc. common stock. The inclusion of Series A preferred stock in the computation of earnings per share was antidilutive for the nine months ended September 30, 1994.
            (c) These calculations are submitted in accordance with Securities and Exchange Commission requirements although not required by Accounting Principles Board Opinion No. 15 because they result in dilution of less than 3%.


                                                                Exhibit 12
                               TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                      COMBINED WITH 50% OWNED UNCONSOLIDATED SUBSIDIARIES

                       COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                               (Dollars in Millions)
                                                    (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                            1995       1994

     Income from continuing operations............................................        $   552    $    432
     Add:
         Interest.................................................................            345         457
         Portion of rentals representative of interest factor.....................             44          50
         Preferred stock dividend requirements of majority-owned subsidiaries.....             17           -
         Income tax expense and other taxes on income.............................            253         267
         Amortization of interest capitalized applicable to nonutility companies..              3           4
         Interest capitalized applicable to utility companies.....................              1           1
         Undistributed earnings of affiliated companies in which less than
           a 50% voting interest is owned.........................................            (98)         (4)
             Earnings as defined..................................................        $ 1,117    $  1,207

     Interest.....................................................................        $   345    $    457
     Interest capitalized.........................................................              5           4
     Portion of rentals representative of interest factor.........................             44          50
     Preferred stock dividend requirements of majority-owned
      subsidiaries on a pretax basis..............................................             29           -
             Fixed charges as defined.............................................        $   423    $    511

     Ratio of earnings to fixed charges...........................................           2.64        2.36
     /TABLE

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

                               TENNECO INC. AND CONSOLIDATED SUBSIDIARIES
                                             FINANCIAL DATA SCHEDULE

                                                                                            (Millions Except
                                                                                             Per Share Data)
                                                                                                 As of
                                                                                           September 30, 1995
                                                                                            and for the Nine
                                                                                            Months Then Ended
     Cash and cash items . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $   712
     Marketable securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 0
     Notes and accounts receivable--trade  . . . . . . . . . . . . . . . . . . . . .             1,026
     Allowances for doubtful accounts  . . . . . . . . . . . . . . . . . . . . . . .                 0
     Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,002
     Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,665
     Property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . . . .            11,000
     Accumulated depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . .             5,629
     Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            12,383
     Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,875
     Bonds, mortgages and similar debt . . . . . . . . . . . . . . . . . . . . . . .             3,310
     Preferred stock--mandatory redemption . . . . . . . . . . . . . . . . . . . . .               129
     Preferred stock--no mandatory redemption  . . . . . . . . . . . . . . . . . . .                 0
     Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               957
     Other stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . .             2,172
     Total liabilities and stockholders' equity  . . . . . . . . . . . . . . . . . .            12,383
     Net sales of tangible products  . . . . . . . . . . . . . . . . . . . . . . . .             6,497
     Total revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             6,497
     Cost of tangible goods sold . . . . . . . . . . . . . . . . . . . . . . . . . .             4,819
     Total costs and expenses applicable to sales and revenues . . . . . . . . . . .             4,819
     Other costs and expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .               961
     Provision for doubtful accounts and notes . . . . . . . . . . . . . . . . . . .                 0
     Interest and amortization of debt discount  . . . . . . . . . . . . . . . . . .               249
     Income before taxes and other items . . . . . . . . . . . . . . . . . . . . . .               821
     Income tax expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               252
     Income/loss continuing operations . . . . . . . . . . . . . . . . . . . . . . .               552
     Discontinued operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 0
     Extraordinary items . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 0
     Cumulative effect--changes in accounting principles . . . . . . . . . . . . . .                 0
     Net income or loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $   552
     Earnings per share--primary . . . . . . . . . . . . . . . . . . . . . . . . . .             $3.11
     Earnings per share--fully diluted . . . . . . . . . . . . . . . . . . . . . . .             $3.11
     /TABLE