Form 10-K405
period 1995-12-31
TENNECO INC /DE/
filed 1996-02-14
CIK 823549

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR
    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
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

   CLASS OF VOTING STOCK AND NUMBER OF SHARES        MARKET VALUE HELD
   HELD BY NON-AFFILIATES AT JANUARY 31, 1996        BY NON-AFFILIATES
   ------------------------------------------        -----------------
   $7.40 Cumulative Preferred Stock, 587,270 shares   $   59,901,540*
   Common Stock, 173,776,137 shares                    9,535,965,517**

--------
* Based upon the closing sale price on the Composite Tape for the $7.40 Cumulative Preferred Stock on February 5, 1996.
** Based upon the closing sale price on the Composite Tape for the Common Stock on February 12, 1996.

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. Common Stock, par value $5 per share, 174,327,148 shares outstanding as of January 31, 1996.
                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                       PART OF THE FORM 10-K
                       DOCUMENT                       INTO WHICH INCORPORATED
                       --------                       -----------------------
   Tenneco Inc.'s Definitive Proxy Statement for the         Part III
    Annual
    Meeting of Stockholders to be Held May 14, 1996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
 ITEM  1.   BUSINESS......................................................   1
   Tenneco Inc............................................................   1
   Contributions of Major Businesses......................................   1
   Tenneco Automotive.....................................................   2
   Tenneco Energy.........................................................   4
   Tenneco Packaging......................................................   9
   Newport News Shipbuilding..............................................  11
   Other..................................................................  12
   Business Strategy......................................................  12
   Environmental Matters..................................................  12
 ITEM  2.   PROPERTIES....................................................  13
 ITEM  3.   LEGAL PROCEEDINGS.............................................  13
 ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  15
 ITEM  4.1. EXECUTIVE OFFICERS OF THE REGISTRANT..........................  15
PART II
 ITEM  5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCK-
            HOLDER MATTERS................................................  17
 ITEM  6.   SELECTED FINANCIAL DATA.......................................  18
 ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.....................................  20
 ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................  36
   Index to Financial Statements of Tenneco Inc. and Consolidated
    Subsidiaries..........................................................  36
 ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE......................................  73
PART III
 ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............  73
 ITEM 11.   EXECUTIVE COMPENSATION........................................  73
 ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGE-
  MENT....................................................................  73
 ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................  73
PART IV
 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K......................................................  73
   Financial Statements Included in Item 8................................  73
   Index to Financial Statements and Schedules Included in Item 14........  73
   Schedules Omitted as Not Required or Inapplicable......................  73
   Reports on Form 8-K....................................................  80
   Exhibits...............................................................  80

                                     PART I

                                  TENNECO INC.

ITEM 1. BUSINESS.

  Tenneco Inc., a Delaware corporation, is a diversified industrial company conducting all of its operations through its subsidiaries. As used herein, "Tenneco" refers to Tenneco Inc. and its consolidated subsidiaries.

  The major businesses of Tenneco are the manufacture and sale of automotive exhaust system parts and ride control products; natural gas transportation and marketing; manufacture and sale of packaging materials, cartons, containers and specialty packaging products for consumer and commercial markets; and construction and repair of ships. At December 31, 1995, Tenneco also owned approximately 21% of Case Corporation, a manufacturer of farm and construction equipment.

  In March 1995, Tenneco Inc. sold, in a public flotation primarily in the United Kingdom, all of the capital stock of Albright & Wilson plc, which is engaged in the chemical business. See Note 3 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries for additional information concerning the sale of this subsidiary.

  At December 31, 1995, Tenneco had approximately 60,000 employees.

                       CONTRIBUTIONS OF MAJOR BUSINESSES

  Information concerning Tenneco's principal industry segments and geographic areas is set forth in Note 14 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries. The following tables summarize (i) net sales and operating revenues from continuing operations, (ii) income from continuing operations before interest expense, income taxes and minority interest and
(iii) capital expenditures for continuing operations of the major business groups of Tenneco for the periods indicated.

NET SALES AND OPERATING REVENUES FROM CONTINUING OPERATIONS

                                           1995         1994          1993
                                        -----------  ------------  ------------
                                           (DOLLAR AMOUNTS IN MILLIONS)
Automotive............................. $2,479   28% $ 1,989   16% $ 1,785   15%
Energy.................................  1,916   21    2,378   20    2,862   23
Packaging..............................  2,752   31    2,184   18    2,042   17
Shipbuilding...........................  1,756   20    1,753   14    1,861   15
Farm and construction equipment*.......     --   --    3,881   32    3,748   30
Other..................................      5   --        3   --        6   --
Intergroup sales.......................     (9)  --      (14)  --      (17)  --
                                        ------  ---  -------  ---  -------  ---
  Total................................ $8,899  100% $12,174  100% $12,287  100%
                                        ======  ===  =======  ===  =======  ===

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST

                                                            1995   1994   1993
                                                           ------ ------ ------
                                                                (MILLIONS)
Automotive................................................ $  240 $  223 $  222
Energy....................................................    333    415    411
Packaging.................................................    430    209    139
Shipbuilding..............................................    160    200    225
Farm and construction equipment*..........................    110    326     82
Other.....................................................     96      6     18
                                                           ------ ------ ------
  Total................................................... $1,369 $1,379 $1,097
                                                           ====== ====== ======

CAPITAL EXPENDITURES FOR CONTINUING OPERATIONS

                                                     1995      1994      1993
                                                   --------  --------  --------
                                                       (DOLLAR AMOUNTS IN
                                                           MILLIONS)
Automotive........................................ $208  21% $113  15% $ 93  18%
Energy............................................  334  34   331  45   170  32
Packaging.........................................  316  33   166  23   124  24
Shipbuilding......................................   77   8    29   4    36   7
Farm and construction equipment*..................   --  --    83  11   101  19
Other.............................................   41   4    14   2     1  --
                                                   ---- ---  ---- ---  ---- ---
  Total........................................... $976 100% $736 100% $525 100%
                                                   ==== ===  ==== ===  ==== ===

--------
* In December 1994, Tenneco changed to the equity method of accounting for its farm and construction equipment segment due to a reduction in its ownership percentage in Case Corporation to below 50%. For additional information, see Notes 1 and 3 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries.

  The interest expense, income taxes and minority interest from continuing operations that are not allocated to the major businesses were as follows:

                                                                 1995 1994 1993
                                                                 ---- ---- ----
                                                                   (MILLIONS)
   Interest Expense (net of interest capitalized)............... $339 $407 $427
   Income Tax Expense...........................................  273  301  257
   Minority Interest............................................   22   30   --

                               TENNECO AUTOMOTIVE

  The principal business operations of Tenneco Automotive and its affiliates are Walker Manufacturing Company and Monroe Auto Equipment Company.

  Walker Manufacturing Company and its affiliates ("Walker") manufacture a variety of automotive exhaust systems and emission control products. In the United States, Walker operates nine manufacturing facilities and seven distribution centers, three of which are located at manufacturing facilities, and also has two research and development facilities. In addition, Walker operates 25 manufacturing facilities located in Australia, Canada, the United Kingdom, Mexico, Denmark, Germany, France, Spain, Portugal and Sweden, and also has one engineering and technical center in Germany.

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

  The following table sets forth information relating to Walker's sales:

                                                                 PERCENTAGE OF
                                                                     SALES
                                                                 ----------------
                                                                 1995  1994  1993
                                                                 ----  ----  ----
      United States Sales
        Automotive replacement equipment (primarily exhaust
         system parts)..........................................  46%   48%   52%
        Automotive original equipment...........................  54    52    48
                                                                 ---   ---   ---
                                                                 100%  100%  100%
                                                                 ===   ===   ===
      Foreign Sales
        Automotive replacement equipment........................  42%   68%   70%
        Automotive original equipment...........................  58    32    30
                                                                 ---   ---   ---
                                                                 100%  100%  100%
                                                                 ===   ===   ===
      Total Sales by Geographic Area
        United States...........................................  42%   58%   60%
        European Union..........................................  45    24    23
        Canada..................................................   7    10    12
        Other areas.............................................   6     8     5
                                                                 ---   ---   ---
                                                                 100%  100%  100%
                                                                 ===   ===   ===

  In November 1994, Walker acquired ownership of Heinrich Gillet GmbH & Co. KG and its affiliates ("Gillet"), a manufacturer of exhaust systems headquartered at Edenkoben, Germany. The combination of Gillet, Europe's largest original equipment exhaust supplier, and Walker's European division, which is Europe's largest replacement market supplier, increased Walker's European sales in 1995 by approximately 150%.

  Monroe Auto Equipment Company and its affiliates ("Monroe") are engaged principally in the design, manufacture and distribution of ride control products. Monroe ride control products consist of hydraulic shock absorbers, air adjustable shock absorbers, spring assisted shock absorbers, gas charged shock absorbers, struts, replacement cartridges and electronically adjustable suspension systems. Monroe manufactures and markets replacement shock absorbers for virtually all domestic and most foreign makes of automobiles. In addition, Monroe manufactures and markets shock absorbers and struts for use as original equipment on passenger cars and trucks, as well as for other uses. Monroe has seven manufacturing facilities in the United States and ten foreign manufacturing operations in Australia, Belgium, Brazil, Canada, Mexico, the United Kingdom, Spain and New Zealand.

  The following table sets forth information relating to Monroe's sales:

                                                               PERCENTAGE OF
                                                                   SALES
                                                               ----------------
                                                               1995  1994  1993
                                                               ----  ----  ----
      United States Sales
        Automotive replacement equipment......................  70%   72%   72%
        Automotive original equipment.........................  30    28    28
                                                               ---   ---   ---
                                                               100%  100%  100%
                                                               ===   ===   ===
      Foreign Sales
        Automotive replacement equipment......................  66%   69%   63%
        Automotive original equipment.........................  34    31    37
                                                               ---   ---   ---
                                                               100%  100%  100%
                                                               ===   ===   ===
      Total Sales by Geographic Area
        United States.........................................  48%   49%   50%
        European Union........................................  36    32    29
        Canada................................................   3     5     7
        Other areas...........................................  13    14    14
                                                               ---   ---   ---
                                                               100%  100%  100%
                                                               ===   ===   ===

  In 1995, Tenneco Automotive acquired a 51% interest in a joint venture that has two ride control manufacturing facilities in India and a 51% interest in a joint venture that has one ride control manufacturing facility in China. It is anticipated that the joint venture in India will also manufacture exhaust systems.

  Tenneco Automotive owns and licenses the rights under a number of domestic and foreign patents and trademarks relating to its products and businesses. It manufactures and distributes its products primarily under the names "Walker" and "Monroe," which are well recognized in the marketplace.

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

                                 TENNECO ENERGY

  Tenneco is engaged in the interstate and intrastate transportation and marketing of natural gas, with operations conducted by Tenneco Energy Inc. and other related subsidiaries of Tenneco Inc. (collectively, "Tenneco Energy"). Tenneco Energy is also engaged in related businesses that are not generally subject to regulation by the Federal Energy Regulatory Commission ("FERC") which Tenneco Energy believes have the potential to generate higher returns than its regulated businesses. The principal activities of these business units include the development of and participation in international natural gas pipelines, primarily in Australia, and in international and domestic gas-fired power generation projects, and the development of natural gas production and production financing programs for producers, primarily in the United States.

INTERSTATE PIPELINE OPERATIONS


  Tenneco Energy's interstate pipeline operations include the pipeline systems of Tennessee Gas Pipeline Company ("Tennessee"), Midwestern Gas Transmission Company ("Midwestern") and East Tennessee Natural Gas Company ("East Tennessee"), which are primarily engaged in the transportation and storage of natural gas for producers, marketers, end-users, and other gas transmission and distribution companies.

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

  At December 31, 1995, Tenneco Energy's interstate gas transmission systems included approximately 16,300 miles of pipeline, gathering lines and sales laterals, together with related facilities that include 90 compressor stations with an aggregate of approximately 1.5 million horsepower. These systems also include underground and above-ground gas storage facilities to permit increased deliveries of gas during peak demand periods. The total design delivery capacity of Tenneco Energy's interstate systems at December 31, 1995, was approximately 4,800 million cubic feet ("MMCF") of gas per day, and approximately 5,600 MMCF on peak demand days, which includes gas withdrawn from storage.

  Tenneco Energy also has a 13.2% interest in Iroquois Gas Transmission System, L.P. ("Iroquois"). The 370-mile Iroquois pipeline extends from the Canadian border at Waddington, New York, to Long Island, New York, and is designed to deliver (directly or through interconnecting pipelines such as Tennessee)
818 MMCF of gas per day to local distribution companies and electric generation facilities in six states. For more information on Iroquois, see Item 3, "Legal Proceedings."

  In December 1995, Tenneco Energy sold its 50% interest in Kern River Gas Transmission Company ("Kern River"). This sale was a part of Tenneco's ongoing plan to redeploy assets into its primary growth businesses, which include the nonregulated natural gas operations. Kern River owns a 904-mile pipeline system extending from Wyoming to California.

 Gas Sales and Transportation Volumes

  The following table sets forth the volumes of gas, stated in billions of British thermal units ("BBtu"), sold and transported by Tenneco Energy's interstate pipeline systems for the periods shown.

                                                     1995      1994      1993
                                                   --------- --------- ---------
   Sales*.........................................    95,397   131,097   213,210
   Transportation*................................ 2,139,169 2,183,944 2,118,936
                                                   --------- --------- ---------
     Total........................................ 2,234,566 2,315,041 2,332,146
                                                   ========= ========= =========

--------
* These sales and transportation volumes include all natural gas sold or transported by Tenneco Energy's interstate pipeline companies. The table includes Tenneco Energy's proportionate share of transportation volumes of the joint ventures in which it had interests during 1995; of the total transportation volumes shown, 183,281 BBtu was attributable to these joint venture interests in 1995, 167,961 BBtu in 1994 and 169,871 BBtu in 1993. Intercompany deliveries of natural gas have not been eliminated from the table.

 Federal Regulation

  Tenneco Energy's interstate natural gas pipeline companies are "natural gas companies" as defined in the Natural Gas Act of 1938, as amended (the "Natural Gas Act"). As such, these companies are subject to the jurisdiction of the FERC. Tenneco Energy's interstate pipeline operations are operated pursuant to certificates of public convenience and necessity issued under the Natural Gas Act and pursuant to the Natural Gas Policy Act of 1978. The FERC regulates the interstate transportation and certain sales of natural gas, including, among other things, rates and charges allowed natural gas companies, extensions and abandonments of facilities and service, rates of depreciation and amortization and the accounting system utilized by the companies.

  Prior to the FERC's industry restructuring initiatives in the 1980's, Tenneco Energy's interstate pipeline companies operated primarily as merchants, purchasing natural gas under long-term contracts and reselling the gas to customers, also under long-term contracts. Pursuant to Order 636 issued by the FERC, Tennessee implemented revisions to its tariff, effective on September 1, 1993, which restructured its transportation, storage and sales services to convert Tennessee from primarily a merchant to primarily a transporter of gas. As a result of this restructuring, Tennessee's gas sales declined while certain obligations to producers under long-term gas supply contracts continued, causing Tennessee to incur significant restructuring transition costs. Pursuant to the provisions of Order 636 allowing for the recovery of transition costs related to the restructuring, Tennessee has made filings to recover gas supply realignment ("GSR") costs resulting from remaining gas purchase obligations, costs related to its Bastian Bay facilities, the remaining unrecovered balance of purchased gas ("PGA") costs and the "stranded" cost of Tennessee's continuing contractual obligation to pay for capacity on other pipeline systems ("TBO costs").

  Tennessee's filings to recover costs related to its Bastian Bay facilities have been rejected by the FERC based on the continued use of the gas production from the field; however, the FERC recognized the ability of Tennessee to file for the recovery of losses upon disposition of these assets. Tennessee has filed for appellate review of the FERC actions and is confident that the Bastian Bay costs will ultimately be recovered as transition costs under Order 636; the FERC has not contested the ultimate recoverability of these costs.

  The filings implementing Tennessee's recovery mechanisms for the following transition costs were accepted by the FERC effective September 1, 1993; recovery is subject to refund pending FERC review and approval for eligibility:
1) direct-billing of unrecovered PGA costs to its former sales customers over a twelve-month period; 2) recovery of TBO costs, which Tennessee is obligated to pay under existing contracts, through a surcharge from firm transportation customers, adjusted annually; and
3) GSR cost recovery of 90% of such costs over a period of up to 36 months from firm transportation customers and recovery of 10% of such costs from interruptible transportation customers over a period of up to 60 months.

  Following negotiations with its customers, Tennessee filed in July 1994 with the FERC a Stipulation and Agreement (the "PGA Stipulation"), which provides for the recovery of PGA costs of approximately $100 million and the recovery of costs associated with the transfer of storage gas inventory to new storage customers in Tennessee's restructuring proceeding. The PGA Stipulation eliminates all challenges to the PGA costs, but establishes a cap on the charges that may be imposed upon former sales customers. On November 15, 1994, the FERC issued an order approving the PGA Stipulation and resolving all outstanding issues. On April 5, 1995, the FERC issued its order on rehearing affirming its initial approval of the PGA Stipulation. Tennessee implemented the terms of the PGA Stipulation and made refunds in May 1995. The refunds had no material effect on Tenneco's reported net income. The orders approving the PGA Stipulation have been appealed to the D.C. Circuit Court of Appeals by certain customers. Tennessee believes the FERC orders approving the PGA Stipulation will be upheld on appeal.

  Tennessee is recovering through a surcharge, subject to refund, TBO costs formerly incurred to perform its sales function, pending FERC review of data submitted by Tennessee. The FERC subsequently issued an order requiring Tennessee to refund certain costs from this surcharge. Tennessee is appealing this decision and believes such appeal will likely be successful.

  With regard to Tennessee's GSR costs, Tennessee, along with three other pipelines, executed four separate settlement agreements with Dakota Gasification Company and the U.S. Department of Energy and initiated four separate proceedings at the FERC seeking approval to implement the settlement agreements. The settlement resolved litigation concerning purchases made by Tennessee of synthetic gas produced from the Great Plains Coal Gasification plant ("Great Plains"). The FERC previously ruled that the costs related to the Great Plains project are eligible for recovery through GSR and other special recovery mechanisms and that the costs are eligible for recovery for the duration of the term of the original gas purchase agreements. On October 18, 1994, the FERC consolidated the four proceedings and set them for hearing before an administrative law judge ("ALJ"). The hearing, which concluded in July 1995, was limited to the issue of whether the settlement agreements are prudent. The ALJ concluded, in his initial decision issued in December 1995, that the settlement was imprudent. Tennessee has filed exceptions to this initial decision and believes that this decision will not impair Tennessee's recovery of the costs resulting from this contract. The FERC has committed to issuing a final order by December 31, 1996.

  Also related to Tennessee's GSR costs, on October 14, 1993, Tennessee was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that Tennessee had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. An amendment to the pleading seeks $1.5 billion from Tennessee for alleged damages caused by Tennessee's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. Tennessee filed a motion for summary judgment, asserting that the Texas statutes of frauds precluded the plaintiffs from adding new production or acreage to the contract. On May 4, 1995, the trial court granted Tennessee's motion for summary judgment; the plaintiffs have filed a notice of appeal. Thereafter, ICA and TransTexas filed a motion for summary judgment on a separate issue involving the term "committed reserves" and whether Tennessee has a contractual obligation to purchase gas produced from a lease not described in the gas contract. On November 8, 1995, the trial court granted ICA's and TransTexas' motion in part. That order, which would be finalized upon conclusion of the trial, also held that ICA's and TransTexas' rights are subject to certain limitations of the Texas Business and Commerce Code. In addition to these defenses, which are to be resolved at trial, Tennessee has other defenses which it has asserted and intends to pursue. Tennessee has filed a Motion to Clarify the November 8, 1995 order together with a new motion for partial summary judgment concerning the committed reserve issue. The November 8, 1995 ruling does not affect the trial court's previous May 4, 1995 order granting summary judgment to Tennessee.

  Tennessee has been engaged in separate settlement and contract reformation discussions with holders of certain gas purchase contracts who have sued Tennessee. Although Tennessee believes that its defenses in the underlying gas purchase contract actions are meritorious, Tennessee accrued amounts in the first quarter of 1995 which it believes are adequate to cover the resolution of these matters. On August 1, 1995, the Texas Supreme Court affirmed a ruling of the Court of Appeals favorable to Tennessee in one of these matters and indicated that it would remand the case to the trial court. Motions for rehearing have been filed by the producers. As of the date hereof, the court had not ruled on those motions and mandate had not been issued.

  As of December 31, 1995, Tennessee has deferred GSR costs yet to be recovered from its customers of approximately $462 million, net of $316 million previously recovered from its customers, subject to refund. A proceeding before a FERC ALJ is scheduled to commence in early 1996 to determine whether Tennessee's GSR costs are eligible for cost recovery. The FERC has generally encouraged pipelines to settle such issues through negotiations with customers. Although Order 636 provides for complete recovery by pipelines of eligible and prudently incurred transition costs, certain customers have challenged the prudence and eligibility of Tennessee's GSR costs and Tennessee has engaged in settlement discussions with its customers concerning the amount of such costs in response to the FERC and customer statements acknowledging the desirability of such settlements.

  Given the uncertainty over the results of ongoing discussions between Tennessee and its customers related to the recovery of GSR costs and the uncertainty related to predicting the outcome of its gas purchase contract reformation efforts and the associated litigation, Tenneco is unable to predict the timing or the ultimate impact that the resolution of these issues will have on its consolidated financial position or results of operations.

  On December 30, 1994, Tennessee filed for a general rate increase (the "1995 Rate Case"). On January 25, 1995, the FERC accepted the filing, suspended its effectiveness for the maximum period of five months pursuant to normal regulatory process, and set the matter for hearing. On July 1, 1995, Tennessee began collecting rates, subject to refund, reflecting an $87 million increase in Tennessee's annual revenue requirement. Settlement discussions with the FERC staff and customers regarding 1995 Rate Case issues, including structural rate design and increased revenue requirements, are ongoing and Tennessee is reserving revenues it believes adequate to cover any refunds that may be required upon final settlement of this proceeding. A hearing is scheduled to commence in March 1996.

 Competition

  The regulated natural gas pipeline industry is experiencing increasing competition, which results from actions taken by the FERC to strengthen market forces throughout the industry. In a number of key markets, Tenneco Energy's interstate pipelines face competitive pressure from other major pipeline systems, enabling local distribution companies and end users to choose a supplier or switch suppliers based on the short term price of gas and the cost of transportation. Competition between pipelines is particularly intense in Midwestern's Chicago and Northern Indiana markets, in East Tennessee's Roanoke, Chattanooga and Atlanta markets, and in Tennessee's supply area, Louisiana and Texas. In some instances, Tenneco Energy's pipelines have been required to discount their transportation rates in order to maintain their market share. Additionally, transportation contracts representing approximately 70% of firm transportation capacity will be expiring over the next five years, principally in the year 2000. The renegotiation of these contracts may be impacted by these competitive factors.

 Gas Supply

  With full implementation of Order 636, Tennessee's firm sales obligations requiring maintenance of long-term gas purchase contracts have declined from over a 1.4 billion dekatherm maximum daily delivery obligation to less than a 200 million dekatherm maximum daily delivery obligation. As discussed above under the caption "Federal Regulation," Tennessee has substantially reduced its natural gas purchase portfolio in line with these requirements through termination and assignment to third parties. Although Tennessee's requirements for purchased gas are substantially less than prior to its implementation of Order 636, Tenneco Energy is pursuing the attachment of gas supplies to Tennessee's pipeline system for transportation by others. Current gas supply activities include development of offshore and onshore pipeline gathering projects and utilization of production financing programs to spur exploration and development drilling in areas adjacent to Tennessee's system. Major gathering systems in the Gulf of Mexico were completed during the fourth quarter of 1994.

GAS MARKETING AND INTRASTATE PIPELINES

  Tenneco Energy Resources Corporation, an 80% owned subsidiary of Tenneco, and its subsidiaries (collectively, "Tenneco Resources") are engaged in the businesses of marketing natural gas and owning and operating approximately 1,300 miles of pipelines that serve the Texas Gulf Coast and West Texas markets. Its businesses include the buying, selling, storage and transportation of natural gas and price risk management services, including the offering of fixed, floating and other natural gas pricing for short or long terms using natural gas futures contracts or other financial instruments. These businesses serve third parties, including producers, marketers, end-users, distribution companies and gas transmission companies. During 1995 Tenneco Resources transported, processed or sold approximately 2.3 billion cubic feet of natural gas for its customers. Tenneco Resources also owns and manages gas gathering systems and natural gas liquids plants in Pennsylvania, Texas, Louisiana and the outer continental shelf of the Gulf of Mexico.

  The following table sets forth the volumes of gas, stated in BBtu, sold and transported by subsidiaries of Tenneco Resources for the periods indicated:

                                                        1995     1994     1993
                                                       ------- --------- -------
   Sales.............................................. 642,096   739,432 741,800
   Transportation..................................... 229,415   273,587 235,940
                                                       ------- --------- -------
     Total............................................ 871,511 1,013,019 977,740
                                                       ======= ========= =======

  In February 1994, a 20% interest in Tenneco Resources was sold to Ruhrgas AG, Germany's largest natural gas company.

INTERNATIONAL

  Tenneco Gas International Inc. and other subsidiaries of Tenneco (collectively, "TGI") was organized to extend Tennessee's traditional activities in North American pipelines to international pipeline, power, and energy-related projects, with a current focus on activities in South America, Southeast Asia, Australia and Europe. TGI was selected to construct, own and operate a 470 mile natural gas pipeline in Queensland, Australia; construction of the pipeline commenced in late 1995 with completion expected in early 1997. In June 1995, Tenneco acquired the natural gas pipeline assets of the Pipeline Authority of South Australia, which includes a 488 mile pipeline, for approximately $225 million. The purchase resulted from the privatization of Australia's natural gas industry. TGI also has interests in two consortiums pursuing the development of two natural gas pipeline projects in South America, from Argentina to Chile and from Bolivia to Brazil, including related gas-fired electric generation plants.

  In December 1995, TGI was selected by the Beijing Natural Gas Transportation Company ("BGTC") to serve as technical advisor for the construction of China's first major onshore natural gas pipeline. BGTC, a joint venture between the Chinese National Petroleum Corporation and the city of Beijing, will build a 600 mile line linking the Jingbian gas field in central China's Ordos Basin with Beijing. Construction is scheduled to commence in March 1996, with an in-service date scheduled for October 1997.

POWER GENERATION

  Tenneco Power Generation Company ("Tenneco Power") has a 17.5% interest in a 240 megawatt power plant in Springfield, Massachusetts and a 50% interest in two additional cogeneration projects in Florida which have a combined capacity of 200 megawatts.

  In December 1995, Tenneco Power entered into an agreement with Energy Equity Corp., Ltd., an Australian company, to purchase 50% of two of its subsidiaries subject to satisfaction of certain conditions. The new joint venture will construct a 135 megawatt gas fired power plant.

TENNECO VENTURES

  Tenneco Gas Production Corporation ("Tenneco Production") and Tenneco Ventures Corporation ("Tenneco Ventures"), subsidiaries of Tenneco, together with institutional investors and partners, invest in oil and gas properties and finance independent producers engaged in exploration and development projects. Tenneco Ventures and Tenneco Production hold various ownership interests in oil and gas fields located primarily in the Gulf of Mexico, Texas and Louisiana. The reserves in those fields are estimated to be in excess of approximately 150 billion cubic feet of natural gas. Tenneco Ventures is also involved in TGI's international projects through exploration and development of gas reserves in Indonesia, Poland and Bolivia.


                               TENNECO PACKAGING

  Tenneco Packaging Inc. and other related Tenneco subsidiaries (collectively, "Tenneco Packaging") manufacture and sell containerboard, paperboard, corrugated shipping containers, folding cartons, plastic food storage and trash bags, stretch film, disposable plastic and aluminum containers, molded fiber products and other related products. Its shipping container products are used in the packaging of food, paper products, metal products, rubber and plastics, automotive products and point of purchase displays. Its folding cartons are used in the packaging of soap and detergent, food products and a wide range of other consumer goods. Uses for its molded fiber products include produce and egg packaging, food service items and institutional and consumer disposable dinnerware, as well as a wide range of other consumer and industrial goods. Its disposable plastic and aluminum containers are sold to the food service, food processing and related industries. Plastic food storage and trash bags, foam dinnerware and related products are sold through a variety of retail outlets. In addition to products bearing the name "Tenneco Packaging", Tenneco Packaging manufactures and distributes products under the names "EZ FOIL(R)," "Revere Foil Containers," "Dahlonega Packaging," "Agri-Pak," "PRESSWARE(R) International," "HEFTY(R)," "HEFTY ONE ZIP(R)," "BAGGIES(R)" and "KORDITE(R)".

  The following table sets forth information with respect to Tenneco Packaging's sales during the past three years:

                                                                  PERCENTAGE OF
                                                                      SALES
                                                                  ----------------
                                                                  1995  1994  1993
                                                                  ----  ----  ----
   Sales by Product Type
     Corrugated shipping containers and containerboard products.   58%   56%   53%
     Disposable plastic and aluminum products...................   22    20    22
     Molded fiber products......................................    7     9     9
     Folding cartons and recycled paperboard mill products......    7     9    10
     Paper stock and other......................................    6     6     6
                                                                  ---   ---   ---
                                                                  100%  100%  100%
                                                                  ===   ===   ===
   Total Sales by Geographic Area
     United States..............................................   90%   90%   88%
     European Union.............................................    5     5     7
     Canada.....................................................    1     2     2
     Other areas................................................    4     3     3
                                                                  ---   ---   ---
                                                                  100%  100%  100%
                                                                  ===   ===   ===

  At December 31, 1995, Tenneco Packaging operated 69 container plants, seven folding carton plants and 12 corrugated containerboard and paperboard machines at six mills. Two of the mills (located in Georgia and Wisconsin), including substantially all of the equipment associated with both mills, are leased from third parties. Tenneco Packaging also has eight molded fiber products plants, one pressed paperboard plant, three lumber plants, one pole mill, three paper stock plants, and 25 disposable plastic and aluminum container plants. Tenneco Packaging's plants are located primarily in the United States. Its foreign plants are located in Great Britain, Spain, Canada, Switzerland and Germany. In the United States, Tenneco Packaging has a 50% ownership interest in a molded fiber distribution company and in a hardwood chip mill. In addition, Tenneco Packaging has a 50% interest in a folding carton plant in Dongguan, China, and a 50% interest in a folding carton plant in Bucharest, Romania.

  In November 1995, Tenneco Packaging acquired the assets of Mobil Corporation's plastics division for $1.3 billion. The business manufactures HEFTY(R) trash bags and BAGGIES(R) food storage bags for the consumer market. It also manufactures polystyrene foam foodservice containers, plates and meat trays; clear take-out containers from thermoformed polystyrene packaging; and polyethylene film products including liners, produce and retail bags, and medical and industrial disposable packaging. The division employs 4,100 people at 11 manufacturing plants and 16 distribution centers in the United States and Canada.

  Additionally, during 1995 Tenneco Packaging made eight other domestic acquisitions in the paperboard packaging segment in the United States and two plastics acquisitions in the United Kingdom. The total purchase price for these acquisitions was $196 million.

  Tenneco Packaging owns and licenses the rights under a number of domestic and foreign patents and trademarks relating to its products and businesses. The patents, trademarks and other intellectual property owned by Tenneco Packaging are important in the manufacturing and distribution of its products.

  Generally, Tenneco Packaging faces intense competition from numerous competitors and alternative products in each of its geographic and product markets.

  The principal raw materials used by Tenneco Packaging in its mill operations are virgin pulp and reclaimed paper stock and, in its specialty products operations, aluminum and plastics. Tenneco Packaging obtains virgin pulp and reclaimed paper stock from independent logging contractors, from timberlands owned or controlled by it, from operation of its reclaimed paper stock collecting and processing plants and from other sources. Tenneco Packaging obtains aluminum rolling stock and plastic feed stock from various suppliers.

  At December 31, 1995, Tenneco Packaging owned 187,000 acres of timberland in Alabama, Michigan, Mississippi and Tennessee and leased, managed or had cutting rights on an additional 808,000 acres of timberland in those states (excluding Michigan) and in Florida, Wisconsin and Georgia. During the years 1995, 1994 and 1993 approximately 31%, 20% and 22%, respectively, of the virgin fiber and timber used by Tenneco Packaging in its operations was obtained from timberlands controlled by it.

                           NEWPORT NEWS SHIPBUILDING

  Newport News Shipbuilding and Dry Dock Company ("Newport News"), a Tenneco subsidiary located in Newport News, Virginia, is the largest privately owned shipbuilding company in the United States. Its primary business is constructing and overhauling nuclear-powered aircraft carriers for the United States Navy. Newport News also overhauls and repairs U.S. Navy and commercial vessels and refuels nuclear-powered ships. Newport News returned to the commercial shipbuilding market with the October 1994 award of product tanker contracts from a foreign owner for two ships. Options for two additional ships were exercised in June 1995. Additionally, Newport News was awarded a contract to construct five additional "Double Eagle" tankers which will be used in U.S. domestic trade. In February 1996, the owners secured financing guarantees from the Maritime Administration. Newport News is also pursuing international sales of its fast frigate design and is currently being considered under congressional budgets for additional submarine work. Newport News' shipbuilding facilities are located on the James River on approximately 475 acres of property which it owns.

  At December 31, 1995, the aggregate amount of Newport News' backlog of work was approximately $4.6 billion (substantially all of which is U.S. Navy-related), a decrease from the previous backlog of $5.6 billion as of December 31, 1994. Although cuts in naval shipbuilding have continued to put pressure on the Newport News backlog, Newport News was successful in adding $1 billion in new work during 1995. Major additions to the backlog included the overhaul contract for the nuclear-powered aircraft carrier USS Eisenhower, two Double Eagle product tankers and engineering design work for aircraft carriers and submarines. At December 31, 1995, Newport News anticipated that it would complete approximately $1.5 billion of the current backlog by December 31, 1996, and an additional $1.0 billion in 1997. The December 31, 1995, backlog of Newport News included contracts for the construction of two Nimitz-class aircraft carriers, scheduled for delivery in 1998 and 2002, and two Los Angeles-class attack submarines to be delivered in 1996. The backlog also included contracts for the construction of the four product tankers, the conversion of two Sealift ships, and the Eisenhower overhaul. The present backlog extends into 2002. For information concerning the impact of the conversion work on Newport News' margins, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Newport News has various other contracts for U.S. Navy design work and for industrial products. As is typical for similar Government contracts, all of Newport News' contracts with the U.S. Navy are unilaterally terminable by the U.S. Navy at its convenience with compensation for work completed and costs incurred.

  To increase its competitiveness worldwide and in response to the anticipated decline in U.S. Navy budgets, Newport News has reduced its workforce by approximately 11,000 or 37% between December 31, 1990 and December 31, 1995.

  Newport News is aggressively pursuing new business opportunities and attempting to expand its business base in light of the declining U.S. Navy backlog; however, Newport News faces intense worldwide competition in its efforts to enter new markets. During 1995, Newport News entered into contracts to construct two additional product tankers. In addition it has a 40% interest in a venture that will design, construct, own and operate a shipyard in Abu Dhabi, United Arab Emirates. Construction of the shipyard is expected to be completed in 1998. While the percentage of Newport News' total business for commercial work is expected to increase, the U.S. Navy will continue to be its primary customer. Newport News is pursuing new submarine design and construction work, major U.S. Navy overhaul and repair work, new commercial construction contracts, and foreign military sales. For additional information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     OTHER

  Tenneco Credit Corporation purchases interest-bearing and noninterest-bearing trade receivables from Tenneco's operating subsidiaries. Through June 1994, it also purchased retail receivables generated primarily by retail sales of products by Case Corporation ("Case"). At December 31, 1995, approximately $509 million of those Case retail receivables remained outstanding and are expected to be substantially liquidated by 1999. Case services the retail receivables purchased by Tenneco Credit Corporation, for which Case receives a monthly servicing fee based on the amount of receivables outstanding at the beginning of each month. Funding for Tenneco Credit Corporation is provided through the private and public debt markets.

                               BUSINESS STRATEGY

  Since September 1991, Tenneco Inc. has focused on various initiatives and taken steps designed to strengthen its financial results and improve its financial flexibility and create greater returns to its stockholders. Asset evaluation and redeployment have been and will continue to be important parts of this strategy. Tenneco Inc. continues to study opportunities for the strategic repositioning and restructuring of its operations (including through acquisitions, dispositions, divestitures, spin-offs and joint venture participation, wholly and partially, of various businesses). Tenneco Inc. has expressed an intention to act on a broad range of options--spin-offs, sales, public offerings, mergers, joint ventures and acquisitions--until it is satisfied that its strategic mix and corporate structure maximize stockholder value. These actions may include one, two or all of its businesses.

                             ENVIRONMENTAL MATTERS

  Tenneco Inc. estimates that its subsidiaries will make capital expenditures for environmental matters of approximately $60 million in 1996 and that capital expenditures for environmental matters will range from approximately $161 million to $201 million in the aggregate for the years 1997 through 2007.

  For information regarding environmental matters see Item 3, "Legal Proceedings--Environmental Proceedings" and "--Potential Superfund Liability,"
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental Matters," and Note 15, "Commitments and Contingencies" in the "Notes to Financial Statements." See also Note 1, "Summary of Accounting Policies--Environmental Liabilities," in the "Notes to Financial Statements."

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

ITEM 3. LEGAL PROCEEDINGS.

 (1) Environmental Proceedings.

  Tennessee is a party in proceedings involving federal and state authorities regarding the past use by Tennessee of a lubricant containing polychlorinated biphenyls ("PCBs") in its starting air systems. Tennessee has executed a consent order with the EPA governing the remediation of certain of its compressor stations and is working with the Pennsylvania and New York environmental agencies to specify the remediation requirements at the Pennsylvania and the New York stations. Tenneco believes that the ultimate resolution of this matter will not have a material adverse effect on the financial condition or results of operations of Tenneco Inc. and its consolidated subsidiaries.

  In Commonwealth of Kentucky, Natural Resources and Environmental Protection Cabinet v. Tennessee Gas Pipeline Company (Franklin County Circuit Court, Docket No. 88-C1-1531, November 16, 1988), the Kentucky environmental agency alleges that Tennessee discharged pollutants into the waters of the state without a permit and seeks an injunction against future discharges and a civil penalty. Counsel for Tenneco are unable to express an opinion as to its ultimate outcome. Tenneco believes that the resolution of this issue will not have a material adverse effect on its consolidated financial position or results of operations.

  A subsidiary of Tennessee owns a 13.2% general partnership interest in Iroquois Gas Transmission System, L.P. ("Iroquois"), which owns an interstate natural gas pipeline from the Canadian border through the states of New York and Connecticut to Long Island. The operator of the pipeline is Iroquois Pipeline Operating Company (the "Operator"), a subsidiary of TransCanada Pipelines, Ltd., an affiliate of TransCanada Iroquois, Ltd., which is also a partner in Iroquois. Tennessee has a contract to provide gas dispatching as well as post-construction field operation and maintenance services for the Operator of Iroquois, but Tennessee is not the Operator and is not an affiliate of the Operator.

  Iroquois has been informed of investigations and allegations regarding alleged environmental violations which occurred during the construction of the pipeline. Communications have been received from U.S. Attorneys' Offices, the Enforcement Staff of the FERC's Office of the General Counsel, the Army Corps of Engineers, the Public Service Commission of the State of New York, the EPA and the Federal Bureau of Investigation. Proceedings have not been commenced against Iroquois in connection with these inquiries. However, communications have indicated possible allegation of civil and criminal violations. Iroquois has held discussions with certain of the agencies to explore the possibility of a negotiated resolution of the issues. In the absence of a negotiated resolution, Iroquois believes that indictments will be sought and, in them, substantial fines and other sanctions may be requested.

  As a general partner, Tennessee's subsidiary may be jointly and severally liable with the other partners for the liabilities of Iroquois. The foregoing proceedings and investigations have not affected pipeline operations. Based upon information available to Tennessee, Tennessee believes that neither it nor any of its subsidiaries is a target of the criminal investigation described above. Further, while a global resolution of these inquiries could have a material adverse effect on the financial condition of Iroquois, Tenneco believes that the ultimate resolution of these matters will not have a material adverse effect on the financial condition or results of operations of Tenneco Inc. and its consolidated subsidiaries.

  On August 2, 1993, the Department of Justice filed suit against Tenneco Packaging Inc. ("Tenneco Packaging") in the Federal District Court for the Northern District of Indiana, alleging that wastewater from Tenneco Packaging's molded fiber products plant in Griffith, Indiana, interfered with or damaged the Town of Griffith's municipal sewage pumping station on two occasions in 1991 and 1993, resulting in discharges by the Town of Griffith of untreated wastewater into a river. Tenneco Packaging and the Department of Justice have agreed in principle to settle the suit. A consent decree is being negotiated by Tenneco Packaging and the Department of Justice. Tenneco believes that the resolution of this matter will not have a material adverse effect on the financial condition or results of operations of Tenneco Inc. and its consolidated subsidiaries.

 (2) Potential Superfund Liability.

  At December 31, 1995, Tenneco has been designated as a potentially responsible party in 55 "Superfund" sites. With respect to its pro rata share of the remediation costs of certain sites, Tenneco is fully indemnified by third parties. With respect to certain other sites, Tenneco has sought to resolve its liability through payments to the other potentially responsible parties. For the remaining sites, Tenneco has estimated its share of the remediation costs to be between $11 million and $69 million or 0.5% to 2.5% of the total remediation costs for those sites and has provided reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, Tenneco's estimate of its share of remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that Tenneco could be required to pay in excess of its pro rata share of remediation costs. Tenneco's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in Tenneco's determination of its estimated liability. Tenneco believes that the costs associated with its current status as a potentially responsible party in the Superfund sites described above will not be material to its consolidated financial position or results of operations.

  For additional information concerning environmental matters, see the caption "Environmental Matters" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the caption "Environmental Matters" under Note 15, in the "Notes to Financial Statements."

 (3) Other Proceedings.

  On October 14, 1993, Tennessee was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that Tennessee had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. An amendment to the pleading seeks $1.5 billion from Tennessee for alleged damages caused by Tennessee's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. Tennessee filed a motion for summary judgment, asserting that the Texas statutes of frauds precluded the plaintiffs from adding new production or acreage to the contract. On May 4, 1995, the trial court granted Tennessee's motion for summary judgment; the plaintiffs have filed a notice of appeal. Thereafter, ICA and TransTexas filed a motion for summary judgment on a separate issue involving the term "committed reserves" and whether Tennessee has a contractual obligation to purchase gas produced from a lease not described in the gas contract. On November 8, 1995, the trial court granted ICA's and TransTexas' motion in part. That order, which would be finalized upon conclusion of the trial, also held that ICA's and TransTexas' rights are subject to certain limitations of the Texas Business and Commerce Code. In addition to these defenses, which are to be resolved at trial, Tennessee has other defenses which it has asserted and intends to pursue. Tennessee has filed a Motion to Clarify the November 8, 1995 order together with a new motion for partial summary judgment concerning the committed reserve issue. The November 8, 1995 ruling does not affect the trial court's previous May 4, 1995 order granting summary judgment to Tennessee.

  Tenneco Inc. and its subsidiaries are parties to numerous other legal proceedings arising from their operations. Tenneco Inc. believes that the outcome of these other proceedings, individually and in the aggregate, will have no material effect on Tenneco's consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders of Tenneco Inc. during the fourth quarter of the fiscal year ended December 31, 1995.

ITEM 4.1 EXECUTIVE OFFICERS OF THE REGISTRANT.

  Set forth below is a list of the executive officers of Tenneco Inc. at February 1, 1996. Each of such officers has served in the capacities indicated below with Tenneco Inc. (or prior to a corporate reorganization in 1987 with the then publicly held affiliate of Tenneco Inc. which bore the same name) since the dates indicated below:

NAME (AND AGE AT DECEMBER 31, 1995)              OFFICES HELD*             EFFECTIVE DATE OF TERM
-----------------------------------              -------------             ----------------------
Dana G. Mead (59)..............      Chairman                              May 1994
                                     Chief Executive Officer               February 1994
                                     Director                              April 1992
                                     Chairman of the Executive Committee   February 1994
                                     Member of the Executive Committee     May 1992
Theodore R. Tetzlaff (51)......      General Counsel                       July 1992
Stacy S. Dick (39).............      Executive Vice President              January 1996
Robert T. Blakely (54).........      Senior Vice President and Chief       July 1981
                                      Financial Officer
John J. Castellani (44)........      Senior Vice President--Government     March 1995
                                      Relations
Arthur H. House (53)...........      Senior Vice President--Corporate      March 1995
                                      Affairs
Peter Menikoff (54)............      Senior Vice President                 June 1994
Barry R. Schuman (54)..........      Senior Vice President--Human          March 1993
                                      Resources
Kenneth D. Allen (56)..........      Vice President                        March 1987
David T. Ellis (42)............      Vice President--Environment, Health   July 1995
                                      and Safety
Ilene S. Gordon (42)...........      Vice President--Operations            May 1994
Jack Lascar (41)...............      Vice President--Investor Relations    July 1994
Mark A. McCollum (36)..........      Vice President and Controller         May 1995
M. W. Meyer (56)...............      Vice President and Deputy General     August 1979
                                      Counsel
E. J. Milan (61)...............      Vice President                        October 1989
Karen R. Osar (46).............      Vice President and Treasurer          January 1994
Robert G. Simpson (43).........      Vice President--Tax                   May 1990
Stephen J. Smith (50)..........      Vice President--Human Resources       July 1994
Karl A. Stewart (52)...........      Vice President                        May 1991
                                     Secretary                             May 1986
S. D. Chesebro  (54)...........      Chairman of the Board--               November 1995
                                     Chief Executive Officer--             February 1994
                                      Tenneco Energy Inc.
William P. Fricks (51).........      Chief Executive Officer--             November 1995
                                     President--                           September 1994
                                      Newport News Shipbuilding and Dry
                                      Dock Company
R. A. Snell (54)...............      President and Chief Executive         September 1993
                                      Officer--Tenneco Automotive, a
                                      Division of Tennessee Gas Pipeline
                                      Company
Paul T. Stecko (51)............      President and Chief Executive         December 1993
                                      Officer--Tenneco Packaging Inc.

--------
* Unless otherwise indicated, all offices held are with Tenneco Inc.

  Each of the executive officers of Tenneco Inc. has been continuously engaged in the business of Tenneco Inc., its subsidiaries, affiliates or predecessor companies during the past five years except that: (i) from 1986 to 1992, Dana
G. Mead was employed by International Paper Co., last serving in the capacity of Executive Vice President; (ii) Theodore R. Tetzlaff has been a partner in the law firm of Jenner & Block, Chicago, for more than five years; (iii) from 1985 to 1992, Stacy S. Dick was employed by The First Boston Corporation, last serving in the capacity of Managing Director and from August 1992 to January 1996 he served as Senior Vice President--Strategy of Tenneco Inc.; (iv) from 1980 to 1992, John J. Castellani was employed by TRW Inc., last serving in the capacity of Vice President of Government Relations and from August 1992 to March 1995 he served as Vice President--Government Relations of Tenneco Inc.;
(v) from 1988 until his employment by Tenneco in 1992, Barry R. Schuman was employed by Union Pacific Railroad Company, last serving in the capacity of Vice President of Human Resources; (vi) from 1990 until 1992, Arthur H. House served as Vice President, Corporate Communications of Aetna Life & Casualty Company; from June 1992 until March 1995, he served as Vice President-- Corporate Affairs of Tenneco Inc.; (vii) from 1975 to 1994, Karen R. Osar was employed by J. P. Morgan & Co., Inc., last serving in the capacity of Managing Director--Corporate Finance Group; (viii) from 1980 to 1994, Mark A. McCollum was employed by Arthur Andersen LLP, last serving as an Audit Partner and from January 1995 to May 1995 he served as Vice President--Financial Analysis and Planning of Tenneco Inc.; and (ix) from 1977 to 1993, Paul T. Stecko was employed by International Paper Co., last serving as Vice President and General Manager of Publications Papers, Bristols and Converting Papers.

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

  The following table sets forth the high and low sale prices of Common Stock during the periods indicated on the New York Stock Exchange Composite Transactions Tape and dividends paid per share of Common Stock during such periods:

                                                         SALE
                                                        PRICES
                                                       ------------    DIVIDENDS
                                                       HIGH    LOW       PAID
                                                       ----    ----    ---------
     1994
      1st quarter..................................... $58 3/4 $51 1/2   $.40
      2nd quarter.....................................  54 7/8  45 1/8    .40
      3rd quarter.....................................  49 1/2  43 1/4    .40
      4th quarter.....................................  45 3/4  37        .40
     1995
      1st quarter..................................... $47 3/8 $42 1/4   $.40
      2nd quarter.....................................  48 5/8  45 1/8    .40
      3rd quarter.....................................  50 1/4  44 7/8    .40
      4th quarter.....................................  50 3/8  41 7/8    .40

  On December 6, 1995, Tenneco Inc.'s Board of Directors declared a dividend of $.45 per share payable on March 12, 1996, to the holders of record on February 23, 1996.

  The number of holders of Common Stock of record as of January 31, 1996, was approximately 92,000.

  The declaration of dividends on Tenneco Inc. capital stock is at the discretion of its Board of Directors. The Board has not adopted a dividend policy as such; subject to legal and contractual restrictions, its decisions regarding dividends are based on all considerations that in its business judgment are relevant at the time, including past and projected earnings, cash flows, economic, business and securities market conditions and anticipated developments concerning Tenneco's business and operations. For additional information concerning the payment of dividends by Tenneco Inc., see "Years 1995 and 1994 --Liquidity and Capital Resources--Dividends on Common Stock" in
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Tenneco's cash flow and the consequent ability of Tenneco Inc. to pay any dividends on the Common Stock is substantially dependent upon Tenneco's earnings and cash flow available after its debt service and the availability of such earnings to Tenneco Inc. by way of dividends, distributions, loans and other advances. The instruments setting forth the rights of the holders of the Preferred Stock and Junior Preferred Stock contain provisions restricting Tenneco Inc.'s right to pay dividends and make other distributions on the Common Stock. Certain of Tenneco Inc.'s subsidiaries have provisions under financing arrangements and an investment agreement which limit the amount of dividends that may be paid by them to Tenneco Inc. At December 31, 1995, such amount was calculated to be approximately $3.7 billion. Tenneco Inc. is a party to credit agreements containing provisions that limit the amount of dividends paid on its common stock. At December 31, 1995, under the most restrictive provisions contained in these credit agreements, Tenneco Inc. would be permitted to pay dividends in excess of $300 million.

  Under applicable corporate law, dividends may be paid by Tenneco Inc. out of "surplus" (as defined under the law) or, if there is not a surplus, out of net profits for the year in which the dividends are declared or the preceding fiscal year. At December 31, 1995, Tenneco Inc. had surplus of approximately $2.4 billion for the payment of dividends, and Tenneco Inc. will also be able to pay dividends out of any net profits for the current and prior fiscal year.

ITEM 6. SELECTED FINANCIAL DATA.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                        (MILLIONS EXCEPT SHARE AMOUNTS)
                          ------------------------------------------------------------------------
                            1995(A)      1994(A)         1993(A)          1992            1991
                          -----------  -----------     -----------     -----------     -----------
STATEMENTS OF INCOME
 (LOSS) DATA(B):
 Net sales and operating
  revenues from
  continuing
  operations--
  Automotive............  $     2,479  $     1,989     $     1,785     $     1,763     $     1,668
  Energy................        1,916        2,378           2,862           2,183           2,183
  Packaging.............        2,752        2,184           2,042           2,078           1,934
  Shipbuilding..........        1,756        1,753           1,861           2,265           2,216
  Farm and construction
   equipment(c).........           --        3,881           3,748           3,829           4,449
  Other.................            5            3               6              39              34
  Intergroup sales......           (9)         (14)            (17)            (14)            (14)
                          -----------  -----------     -----------     -----------     -----------
   Total................  $     8,899  $    12,174     $    12,287     $    12,143     $    12,470
                          ===========  ===========     ===========     ===========     ===========
 Income (loss) from con-
  tinuing
  operations before in-
  terest expense,
  income taxes and mi-
  nority interest--
  Automotive............  $       240  $       223     $       222     $       237     $       188
  Energy................          333          415             411             360             561 (d)
  Packaging.............          430          209             139             221             139 (d)
  Shipbuilding..........          160          200             225             249             225
  Farm and construction
   equipment(c).........          110          326 (e)          82 (e)      (1,180)(e)      (1,079)(e)
  Other.................           96            6              18             (32)            (98)(e)
                          -----------  -----------     -----------     -----------     -----------
   Total................        1,369        1,379           1,097            (145)            (64)
 Interest expense (net
  of interest
  capitalized)..........          339          407             427             496             528
 Income tax expense.....          273          301             257              73              25
 Minority interest......           22           30              --              --              --
                          -----------  -----------     -----------     -----------     -----------
 Income (loss) from
  continuing
  operations............          735          641             413            (714)           (617)
 Income (loss) from dis-
  continued
  operations, net of in-
  come tax(f)...........           --         (189)             38             102            (115)
 Extraordinary loss, net
  of income tax.........           --           (5)            (25)            (12)             --
 Cumulative effect of
  changes in
  accounting principles,
  net of
  income tax............           --          (39)(g)          --            (699)(g)          --
                          -----------  -----------     -----------     -----------     -----------
 Net income (loss)......          735          408             426          (1,323)           (732)
 Preferred stock divi-
  dends.................           12           12              14              16              16
                          -----------  -----------     -----------     -----------     -----------
 Net income (loss) to
  common stock..........  $       723  $       396     $       412     $    (1,339)    $      (748)
                          ===========  ===========     ===========     ===========     ===========
 Average number of
  shares of common stock
  outstanding...........  173,995,941  180,084,909     168,772,852     144,110,151     122,777,910
 Earnings (loss) per
  average share of
  common stock--
  Continuing operations.  $      4.16  $      3.49     $      2.36     $     (5.07)    $     (5.15)
  Discontinued opera-
   tions................           --        (1.04)            .23             .72            (.94)
  Extraordinary loss....           --         (.03)           (.15)           (.08)             --
  Cumulative effect of
   changes in
   accounting princi-
   ples.................           --         (.22)             --           (4.86)             --
                          -----------  -----------     -----------     -----------     -----------
  Net earnings (loss)...  $      4.16  $      2.20 (h) $      2.44 (h) $     (9.29)(h) $     (6.09)
                          ===========  ===========     ===========     ===========     ===========
 Cash dividends paid per
  common share..........  $      1.60  $      1.60     $      1.60     $      1.60     $      2.80

                                                  (Table continued on next page)

(Continued from previous page)

                                                 (MILLIONS)
                         -----------------------------------------------------------
                            1995        1994        1993        1992        1991
                         ----------- ----------- ----------- ----------- -----------
BALANCE SHEET DATA(B):
 Total assets........... $    13,451 $    12,542 $    15,373 $    16,584 $    18,696
 Short-term debt........         908         545       1,274       1,696       2,452
 Long-term debt.........       3,751       3,570       4,799       6,400       6,837
 Minority interest......         320         320         153         165         182
 Preferred stock with
  mandatory
  redemption provisions.         130         147         163         191         194
 Shareowners' equity....       3,148       2,900       2,601       1,330       2,774
STATEMENT OF CASH FLOWS
 DATA(B):
 Net cash provided by
  operating activities.. $     1,443 $       450 $     1,615 $       929 $       950
 Capital expenditures
  for continuing
  operations............         976         736         525         507         668

--------
Notes: (a) For a discussion of significant items affecting comparability of the financial information for 1995, 1994 and 1993, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(b) During 1995 and 1994, Tenneco completed several acquisitions at its various operating segments, the most significant of which was the acquisition of the plastics division of Mobil Corporation for $1.3 billion by Tenneco Packaging in late 1995. See Note 2 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries for further information on the Tenneco acquisitions.
(c) In December 1994, Tenneco changed to the equity method of accounting for its farm and construction equipment segment due to a reduction in its ownership percentage in Case Corporation to below 50%. For additional information, see Notes 1 and 3 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries.
(d) For Tenneco Energy, includes a gain of $265 million related to the sale of its natural gas liquids business including its interest in an MTBE plant then under construction. Also, Tenneco Packaging recorded a gain of $42 million related to the sale of three short-line railroads.
(e) Includes restructuring charge of $920 million related to farm and construction equipment in 1992 reduced by $20 million in 1993 and $16 million in 1994. Additionally, a $473 million restructuring charge was recorded in 1991, of which $461 million related to farm and construction equipment and $12 million related to other.
(f) Discontinued operations reflected in the above periods includes Tenneco's chemicals and brakes operations, which were discontinued during 1994, and its minerals and pulp chemicals operations, which were discontinued in 1992. In addition, certain additional costs related to Tenneco's discontinued oil and gas operations were reflected in the 1991 results.
(g) In 1994, Tenneco adopted Statement of Financial Accounting Standards ("FAS") No. 112, "Employers' Accounting for Postemployment Benefits". In 1992, Tenneco adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and FAS No. 109, "Accounting for Income Taxes."
(h) For purposes of computing earnings per share, Series A preferred stock was included in average common shares outstanding until its conversion into common stock in December 1994; therefore, the preferred dividends paid were not deducted from net income (loss) to determine net income
       (loss) to common stock. The inclusion of Series A preferred stock in the computation of earnings per share was antidilutive for the years and certain quarters in 1994, 1993 and 1992. Other convertible securities and common stock equivalents outstanding during each of the five years ended December 31, 1995, 1994, 1993, 1992 and 1991 were not materially dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following review of Tenneco's financial condition and results of operations should be read in conjunction with the financial statements and related notes of Tenneco Inc. and Consolidated Subsidiaries presented on pages 38 to 72.

YEARS 1995 AND 1994

1995 STRATEGIC ACTIONS

  During 1995, Tenneco continued implementing its strategy to redeploy capital from non-core assets into less cyclical, higher-growth businesses. The following asset dispositions were completed or announced during 1995:

  . In March 1995, Tenneco completed the initial public offering of its Albright & Wilson chemicals segment, resulting in net proceeds of approximately $700 million. The loss on the sale, which was recorded in December 1994 as "discontinued operations", was $170 million, including income tax expense of $115 million.

  . Tenneco sold approximately 16.1 million shares of Case Corporation
    ("Case") common stock in a public offering in August 1995, reducing Tenneco's ownership in Case from 44 percent to 21 percent. The net proceeds from the offering were approximately $540 million, resulting in a pre-tax gain of $101 million. Also, in December 1995, Tenneco sold a subordinated note which had been received from Case in connection with the initial public offering ("IPO") of Case in June 1994. Tenneco realized a gain on the sale of the subordinated note of $32 million; net proceeds from the sale of the subordinated note were $326 million. Since Tenneco had capital loss carryforwards from the 1994 Case reorganization and IPO available to offset the taxes on these 1995 sales, no taxes were payable on these transactions.

  . In December 1995, Tenneco Energy sold its 50 percent interest in Kern
    River Gas Transmission Company ("Kern River"), a joint venture that owns a 904-mile pipeline extending from Wyoming to California. The sales price was $206 million, resulting in a pre-tax gain of $30 million.

  Tenneco acquired or announced intentions to acquire several new businesses during 1995, including:

  . Tenneco Packaging acquired the plastics business of Mobil Corporation
    ("Mobil") which is the largest North American producer of polyethylene and polystyrene packaging on November 17, 1995 for $1.3 billion. Its consumer products are marketed under the HEFTY(R), KORDITE(R) and BAGGIES(R) brand names. The acquired plastics business is also a leader in polystyrene foam packaging, thermoformed polystyrene packaging and polyethylene film products for food service and industrial consumers. In addition to this acquisition, Tenneco Packaging acquired two plastics packaging operations in the United Kingdom for $25 million during 1995.

  . Tenneco Packaging also completed eight acquisitions in the paperboard packaging business during 1995 for $171 million in cash, notes and Tenneco Inc. common stock.

  . Tenneco Energy acquired the natural gas pipeline assets of the Pipeline
    Authority of South Australia ("PASA"), which includes a 488-mile pipeline, in June 1995 for approximately $225 million and a 50 percent interest in two gas-fired cogeneration plants from ARK Energy for approximately $65 million in cash and Tenneco Inc. common stock.

  . Tenneco Automotive acquired an exhaust company and a catalytic converter company in 1995 for $40 million and entered into two ride control joint ventures for $14 million. Tenneco Automotive also announced that it will acquire two additional ride control companies for $36 million in 1996.

  During 1995, Tenneco completed the $500 million common stock repurchase program announced in December 1994. Also, in 1995, Tenneco announced two additional share buyback programs, one for up to 3 million shares and another for 2.5 million shares. These programs are designed to offset the growth in common shares resulting from shares issued pursuant to employee benefit plans. The 3 million share repurchase program was completed in 1995. Since December 1994, Tenneco repurchased a total of 14.3 million common shares at a cost of $646 million.

  Tenneco has expressed an intention to act on a broad range of options--spin-offs, sales, public offerings, mergers, joint ventures and acquisitions--until it is satisfied that its strategic mix and corporate structure maximize shareowner value. These actions may include one, two or all of its businesses.

RESULTS OF OPERATIONS

  Tenneco's income from continuing operations in 1995 of $735 million improved by 15 percent compared to $641 million in 1994. Improved results from Tenneco Packaging and Tenneco Automotive and income from sales of assets and businesses were partially offset by declines in results at Tenneco Energy and Newport News Shipbuilding, all of which are discussed below.

  Earnings per share from continuing operations improved by 19 percent to $4.16 per average common share in 1995 from $3.49 in 1994. Average common shares outstanding during 1995 were 174 million, a 3 percent decrease from 1994 primarily resulting from Tenneco's share repurchase programs.

  In 1994, Tenneco recorded a loss of $189 million or $1.04 per share on the discontinued operations of its Albright & Wilson chemicals business and Tenneco Automotive's brake operations. An extraordinary loss of $5 million or $.03 per share was incurred in 1994 for early retirement of debt. Also, 1994 results included a charge of $39 million or $.22 per share for the adoption of a new accounting principle. No similar costs were incurred in 1995. Net income to common stock in 1995 was $723 million or $4.16 per share compared to net income to common stock of $396 million or $2.20 per share in 1994.

NET SALES AND OPERATING REVENUES

                                                                 1995    1994
                                                                ------  -------
                                                                  (MILLIONS)
      Automotive............................................... $2,479   $1,989
      Energy...................................................  1,916    2,378
      Packaging................................................  2,752    2,184
      Shipbuilding.............................................  1,756    1,753
      Farm and construction equipment..........................     --    3,881
      Other....................................................     (4)     (11)
                                                                ------  -------
                                                                $8,899  $12,174
                                                                ======  =======

  Revenues for farm and construction equipment (Case) are not included in Tenneco's consolidated results in 1995. Tenneco consolidated the results of Case through November 1994, when Tenneco reduced its ownership in Case to 44%. Since that time, Tenneco has recorded its share of Case's results using the equity method of accounting. Excluding Case, Tenneco's 1995 revenues increased $606 million and have benefited from strong market conditions in the packaging industry along with revenues from acquisitions made in late 1994 and 1995. These increases more than offset lower natural gas sales at Tenneco Energy. The results of each segment are discussed in detail below.

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST (OPERATING INCOME)

                                                                   1995   1994
                                                                  ------ ------
                                                                   (MILLIONS)
      Automotive................................................. $  240 $  223
      Energy.....................................................    333    415
      Packaging..................................................    430    209
      Shipbuilding...............................................    160    200
      Farm and construction equipment............................    110    326
      Other......................................................     96      6
                                                                  ------ ------
                                                                  $1,369 $1,379
                                                                  ====== ======

  Tenneco's 1995 operating income decreased by $10 million compared with 1994. Tenneco Packaging benefited from favorable market conditions in the packaging industry and Tenneco Automotive improved as European original equipment and aftermarkets performed well. Also, Tenneco realized gains on sales of assets and businesses in 1995 that were in excess of amounts earned in 1994. These increases were offset by lower operating income at Tenneco Energy in both its regulated and nonregulated businesses and at Newport News Shipbuilding due to lower margins on conversion work, costs incurred to enter the highly competitive international commercial shipbuilding markets and a charge for staff downsizing. In addition, Tenneco's share of Case's earnings declined from $326 million in 1994 to $110 million in 1995 as Tenneco reduced its ownership in Case. The results of each segment are discussed in detail below.

  Significant transactions affecting the comparability of operating income between 1995 and 1994 are:

  . Pre-tax gains on sales of assets and businesses of $162 million in 1995
    (primarily the sale of Case common stock, a subordinated note received from Case in connection with the IPO, a mill in North Carolina and Tenneco Energy's interest in Kern River) compared with gains of $50 million in 1994 (primarily from the Case initial and secondary public offerings and the sale of a 20 percent interest in Tenneco Energy Resources Corporation ("Tenneco Resources")).

  . Reserves established in 1995 of $25 million for the liquidation of surplus real estate holdings and notes, $30 million for estimated regulatory and legal settlement costs at Tenneco Energy, $30 million for restructuring at Tenneco Packaging's molded fiber and aluminum foil packaging operations and $24 million in charges at Newport News Shipbuilding related to staff downsizing and costs related to entering the highly competitive international commercial markets.

  . A gain from a 1994 contract settlement between Tenneco Energy and Columbia Gas Transmission Corporation ("Columbia Gas") of $11 million.

  . Charges in 1994 of $22 million at Tenneco Automotive for a plant closing in Ohio and consolidations in Europe associated with the acquisition of Heinrich Gillet GmbH & Co. KG ("Gillet"), the German exhaust manufacturer.

TENNECO AUTOMOTIVE

                                                                    1995   1994
                                                                   ------ ------
                                                                    (MILLIONS)
   Revenues....................................................... $2,479 $1,989
   Operating income............................................... $  240 $  223

  Revenues from Tenneco Automotive's original equipment business increased during 1995 by $419 million to $1,155 million. Eighty-three percent, or $346 million, of this increase resulted from revenues of Gillet. European original equipment volumes were up significantly in 1995 where Gillet is the leading original equipment manufacturer of exhaust components. In North America, ride control sales increased eleven percent and exhaust sales increased four percent in 1995.

  Operating income in the original equipment business for 1995 decreased by $5 million to $53 million compared with 1994. The 1994 operating income included a $5 million charge recorded for a plant closing. The addition of Gillet contributed $16 million to operating income in 1995. The remainder of the operating income change in 1995 is due primarily to a high level of costs related to new product launches. Tenneco Automotive completed 68 product launches for 1996 model year vehicles in 1995, more than twice the normal levels, which strained plant capabilities and adversely affected 1995 earnings. In connection with the new product launches, Tenneco Automotive incurred additional costs of $10 million in 1995 including those related to a new process, hydroforming. Hydroforming is a liquid, high-pressure process for bending and shaping metal parts not available with traditional manufacturing technology.

  Aftermarket revenues increased $71 million to $1,324 million in 1995. This increase was due primarily to higher aftermarket revenues in both the European exhaust and ride control businesses, resulting from improved economic conditions in many European countries. North American aftermarket revenues were down 5% in 1995.

  Operating income in the aftermarket business was $187 million for 1995 compared with $165 million for the prior year. Tenneco Automotive recorded a charge of $17 million in 1994 related to plant consolidations associated with the Gillet acquisition. Excluding this charge, aftermarket operating income increased $5 million compared with 1994. The positive impact of higher sales volumes in Europe was offset by the negative impact of lower North American sales. Industry-wide, the North American aftermarket experienced its sharpest decline in more than a decade. The unusually mild winter weather in 1995 in the Northeast and Midwest slowed automotive parts replacement rates.

OUTLOOK

  The consolidation of the exhaust operations of Walker Europe and Gillet which was undertaken during 1995 is substantially complete and is expected to result in improved earnings from the European original equipment business in 1996. Also, Tenneco Automotive's international expansion, including joint ventures in India and China, acquisitions in Spain and Australia and new international plants such as the new ride control plant in Mexico, are expected to contribute to future earnings. Tenneco Automotive anticipates higher original equipment volumes as a result of the high level of new product launches undertaken in 1995 and interest by additional customers in hydroforming technology. Tenneco also anticipates the North American aftermarket to improve to more normal activity levels in 1996.

TENNECO ENERGY

                                                                    1995   1994
                                                                   ------ ------
                                                                    (MILLIONS)
   Revenues....................................................... $1,916 $2,378
   Operating income............................................... $  333 $  415

  The regulated portion of Tenneco Energy's business experienced a decline in revenues from $918 million in 1994 to $761 million in 1995. Lower regulated merchant gas sales along with a small decrease in transportation revenues caused the decline. Under Federal Energy Regulatory Commission ("FERC") Order 636, customers assume the responsibility for acquiring their gas supplies, reducing sales by the pipeline. The contract settlement reached with Columbia Gas in 1994 as part of its bankruptcy proceedings reduced its contract volume, contributing to the transportation revenue decline in 1995.

  Operating income in the regulated portion of Tenneco Energy's business was down by $27 million in 1995 as compared to 1994. The 1995 results included the $30 million pre-tax gain on the sale of Tenneco's interest in Kern River and a $21 million reserve for estimated regulatory and legal settlement costs while 1994 included the $11 million benefit from the Columbia Gas contract settlement. Excluding these transactions, Tenneco Energy's regulated business operating income decrease was primarily due to the reduction of revenues related to the early termination of transportation contracts and lower returns earned on regulated assets due to the operating environment created by Order 636. This decrease was partially offset by the benefit Tennessee realized through the implementation of a new rate structure in July 1995.

  Revenues in Tenneco Energy's nonregulated businesses were $1,155 million, down $305 million compared with 1994. Average natural gas prices were lower in 1995 compared with 1994, contributing approximately $175 million to the revenue decrease. Natural gas volumes declined also, contributing $148 million to the revenue decrease. Warmer weather in early 1995 resulted in lower levels of storage activity during the year, decreasing demand for natural gas and forcing prices lower. These effects were offset somewhat by $18 million in revenues earned by the PASA assets which were acquired by Tenneco Energy in June 1995.

  The 1995 operating income for the nonregulated business decreased $55 million compared with 1994. Operating income in 1994 included a $23 million gain from the sale of a 20 percent interest in Tenneco Resources to Ruhrgas AG. The remainder of the operating income decline was due to increased startup and development costs on international programs, a $9 million reserve for estimated legal settlement costs and lower margins and volumes due to lower demand in gas marketing. Tenneco Energy operating results included $9 million in income from operating the PASA assets during the last half of 1995.

OUTLOOK

  During 1995, Tenneco Energy sold its interest in Kern River and purchased the PASA assets in Australia. Tenneco Energy also began construction during 1995 of a 470-mile pipeline in Queensland, Australia, has been chosen to participate in constructing a pipeline from Bolivia to Brazil, is participating in feasibility studies for the construction of a pipeline in Taiwan and was selected as a technical advisor for the construction of China's first major onshore natural gas pipeline. Tenneco Energy and its partners continue to pursue pre-construction commitments from prospective natural gas shippers and obtaining right-of-way concessions for the construction of the Argentina to Chile pipeline. Also, Tenneco Energy has acquired a stake in GreyStar Corp., a Houston-based offshore services company that serves production and pipeline facilities in the Gulf of Mexico. These actions are intended to reduce Tenneco Energy's reliance on regulated businesses, increasing the opportunity to earn higher returns.

  The regulated natural gas pipeline industry is experiencing increasing competition, which results from actions taken by the FERC to strengthen market forces throughout the industry. In a number of key markets, Tenneco Energy's interstate pipelines face competitive pressure from other major pipeline systems, enabling local distribution companies and end users to choose a supplier or switch suppliers based on the short term price of gas and the cost of transportation. Competition between pipelines is particularly intense in Midwestern Gas Transmission's Chicago and Northern Indiana markets, in East Tennessee Natural Gas' Roanoke, Chattanooga and Atlanta markets, and in Tennessee Gas Pipeline Company's ("Tennessee") supply area, Louisiana and Texas. In some instances, Tenneco Energy's pipelines have been required to discount their transportation rates in order to maintain their market share. Additionally, transportation contracts representing approximately 70 percent of firm transportation capacity will be expiring over the next five years, principally in the year 2000. The renegotiation of these contracts may be impacted by these competitive factors.

TENNECO PACKAGING

                                                                    1995   1994
                                                                   ------ ------
                                                                    (MILLIONS)
   Revenues....................................................... $2,752 $2,184
   Operating income............................................... $  430 $  209

  Tenneco Packaging's paperboard business experienced excellent results during 1995. Revenues were up $399 million to $1,928 million in 1995, primarily as a result of strong pricing improvements. As a result of the move into higher margin graphics and specialty corrugated segments, Tenneco Packaging realized higher revenues on comparable volumes. In addition, strong industry demand for linerboard and corrugated products served to substantially increase prices for those products in 1995 and contributed to record revenues.

  Operating income in the paperboard business improved by $260 million to $399 million in 1995. This improvement includes the 1995 pre-tax gain of $14 million on the sale of a mill in North Carolina. Effective mix management allowed Tenneco Packaging to absorb rapidly rising raw material prices for corrugated products while posting increased margins. Additionally, Tenneco Packaging continued to post new productivity gains, especially in the operation of its containerboard mills, resulting in record operating margins in 1995.

  Revenues in Tenneco Packaging's specialty packaging business increased by $169 million to $824 million during 1995. Revenues of $106 million from the recently acquired plastics business (November 1995) are included in the results of the specialty packaging business. The remainder of the revenue increase over 1994 results from price increases realized during the year.

  The specialty packaging business earned $31 million in operating income in 1995, a $39 million decrease compared to 1994 results. Specialty packaging recorded a restructuring charge of $30 million in 1995 for its molded fiber and aluminum foil packaging operations and recognized income from the recently acquired plastics business of $15 million. Excluding these two items, the decline in operating income for specialty packaging resulted from raw material cost increases that more than offset the positive effects of the pricing increases initiated during the year. The major contributors to the raw material cost increases were higher prices for polystyrene, aluminum and old newspaper. However, these prices declined during the second half of the year and are expected to remain at their current lower levels.

  In its restructuring actions, specialty packaging expects to complete in 1996 a realignment of molded fiber assets, enter into joint venture agreements to reduce egg packaging and fruit tray costs and close an aluminum rolling mill, whose production will be outsourced.

OUTLOOK

  The plastics business is expected to be a major contributor to earnings. Its revenues, combined with specialty packaging's existing business, will comprise approximately one-half of Tenneco Packaging's revenues in 1996. The plastics business is expected to generate less cyclical earnings than the paperboard segment has historically. Tenneco Packaging has also been working to reduce the cyclicality of its paperboard business. Four of the paperboard acquisitions completed in 1995 were in enhanced graphics and displays, a business less sensitive to changes in linerboard pricing. These acquisitions, along with the corrugated requirements of the recently acquired plastics business, have increased Tenneco Packaging's level of integration, reducing exposure to linerboard pricing volatility. Tenneco Packaging expects some softening in the paperboard market in the first and second quarters of 1996 followed by an improvement in the second half of the year.

NEWPORT NEWS SHIPBUILDING

                                                                    1995   1994
                                                                   ------ ------
                                                                    (MILLIONS)
   Revenues....................................................... $1,756 $1,753
   Operating income............................................... $  160 $  200

  Shipbuilding revenues for 1995 increased slightly compared with 1994 due to greater levels of activity on the conversion program, offset by lower carrier and submarine program revenues. Construction activity on the Los Angeles-class submarines declined in 1995 as two of the remaining four vessels were delivered during the year. Carrier activity declined for the year as 1994 activity included the overhaul of the Enterprise;

the overhaul of the Eisenhower began in the third quarter of 1995 and construction activity on the Ronald Reagan replaced construction of the John C. Stennis which was delivered in the fourth quarter of 1995.

  Operating income for the Shipbuilding segment was down for the year due to lower margins for conversion work and costs of approximately $24 million incurred related to staff downsizing and Newport News' reentry into the highly competitive international commercial markets.

OUTLOOK

  Shipbuilding will continue to rely on the U.S. Navy for a significant amount of its revenue; however, Shipbuilding is actively pursuing the large, global commercial and military markets. Newport News has contracts to build four "Double Eagle" product tankers. Additionally, Newport News was awarded a contract to construct five additional "Double Eagle" tankers which will be used in U.S. domestic trade. In February 1996, the owners secured financing guarantees from the Maritime Administration. Shipbuilding is also pursuing sales of its fast frigate to Middle East and Pacific Rim countries. U.S. Navy work accounted for 95 percent of Shipbuilding revenues in 1995.

  The shipyard's backlog was $4.6 billion at December 31, 1995 substantially all of which is U.S. Navy-related. This compares with $5.6 billion at the end of 1994. During 1995, Shipbuilding delivered one aircraft carrier (John C. Stennis) and two submarines.

  The yearend backlog included two Los Angeles-class submarines, two Nimitz-class aircraft carriers (Harry S. Truman and Ronald Reagan), the two ship Sealift conversion contract and contracts to construct four "Double Eagle" product tankers. In addition, Newport News has ongoing engineering contracts as the lead design yard for the Los Angeles-class and Seawolf-class submarines. Subject to new orders, this backlog will decline as the remaining submarines are delivered in 1996 and the aircraft carriers are delivered in 1998 and 2002.

CASE AND OTHER

  Tenneco recorded $110 million in income for 1995 related to its equity ownership in Case which was approximately 44 percent through July and 21 percent for the remainder of the year. During 1994, when Tenneco owned 100 percent of Case through June, 71 percent through November and 44 percent in December, Tenneco recorded $326 million in operating income related to its farm and construction equipment segment.

  Tenneco's other operations reported operating income of $96 million during 1995. This included the $101 million gain on the August 1995 sale of Case common stock, the $32 million gain on the sale of the Case subordinated note and a $25 million charge to establish a reserve for liquidation of surplus real estate holdings and notes. During 1994, other operations reported $6 million in operating income, which included pre-tax gains of $29 million from the Case initial and secondary public offerings.

INTEREST EXPENSE (NET OF INTEREST CAPITALIZED)

  Tenneco's interest expense in 1995 was $339 million compared with $407 million in 1994. Excluding the interest expense of $68 million related to Case which was included in Tenneco's 1994 income prior to deconsolidation of Case in November, interest expense was the same between periods. Interest capitalized was $9 million in 1995 compared with $6 million in 1994 due to higher levels of capital spending in 1995.

MINORITY INTEREST

  Minority interest of $22 million in 1995 related to dividends on preferred stock of a U.S. subsidiary which was issued in December 1994. The $30 million of minority interest in 1994 resulted primarily from the minority shareholders' interest in Case's net income for the July through November period when Tenneco owned 71 percent of Case.

INCOME TAXES

  The 1995 effective tax rate was 26.5%, compared with 31.0% in 1994. This decline resulted primarily from recognition of $154 million in capital loss carryforwards which Tenneco was able to utilize in connection with several 1995 transactions, including the August 1995 sale of Case stock, the Case subordinated note sale and the Kern River sale.

DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

  In 1994, Tenneco sold its brakes operations and announced its plan to dispose of Albright & Wilson, its chemicals segment. These businesses were accounted for as discontinued operations in 1994. Of the after-tax loss from discontinued operations, $158 million was attributable to Albright & Wilson and $31 million to the brakes operations.

  In June 1994, Tenneco realized an extraordinary loss of $5 million, net of a $2 million tax benefit, for the redemption premium resulting from the prepayment of debt.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

  Effective January 1, 1994, Tenneco adopted FAS No. 112, "Employers' Accounting for Postemployment Benefits," using the cumulative catch-up method. It requires employers to account for postemployment benefits for former or inactive employees after employment but before retirement on the accrual basis rather than the "pay-as-you-go" basis. As a result of adopting this statement, an after-tax charge of $39 million, or $.22 per average common share, was recorded in 1994.

  Tenneco will adopt FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in the first quarter of 1996. FAS No. 121 establishes new accounting standards for measuring the impairment of long-lived assets. Adoption of the new standard will not have a material effect on Tenneco's consolidated financial position or results of operations.

  In October 1995, the Financial Accounting Standards Board issued FAS No. 123, "Accounting for Stock-Based Compensation." This statement defines a fair value based method of accounting for stock issued to employees and others but also allows companies to choose to continue to measure compensation cost for such plans as it is measured currently. Tenneco has elected to continue to use the current method of accounting for stock issued to employees. Consequently, FAS No. 123 will have no impact on Tenneco's consolidated financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

      CASH PROVIDED (USED) BY:                                    1995   1994
      ------------------------                                   ------  ----
                                                                 (MILLIONS)
      Operating activities...................................... $1,443  $450
      Investing activities...................................... (1,146) (117)
      Financing activities......................................   (356) (151)

  Tenneco's operating results, combined with proceeds from sales of assets and businesses, and supplemented by short-term and long-term borrowings, have provided funds for acquisitions and capital investments in existing businesses and to repurchase its common stock. Operating cash flow for 1995 improved as Tenneco generated $858 million from the collection and sale of customer receivables compared with cash used in 1994 of $417 million. This increase was due primarily to trade receivables sold to Asset Securitization Cooperative Corporation, which were $783 million higher in 1995 compared with 1994. The increase in collections of receivables was also due in part to the collection of approximately $300 million of Case retail receivables in 1995. Operating cash flow in 1995 also benefited from lower interest and tax payments compared with 1994. Interest payments were $154 million lower and tax payments were $72 million lower compared with payments in 1994. Sales of businesses and assets, primarily the Albright & Wilson chemicals operations,
16.1 million shares of Case common stock and the Case subordinated note, provided an additional $1,623 million of cash during the year. Finally, Tenneco accessed its credit facilities, the commercial paper market and the long-term debt markets during 1995 for $1,016 million. Included in the $1,016 million of debt funding obtained during the year was $600 million in long-term debt issued in December 1995; $300 million issued at an interest rate of 7 1/4% due in 2025 and $300 million issued at an interest rate of 6 1/2% due in 2005.

  Cash used for business acquisitions during 1995 totaled $1,702 million. The largest single transaction was the acquisition of the plastics business from Mobil by Tenneco Packaging for $1.3 billion. However, the Energy and Automotive segments also made acquisitions during the year. Further, Tenneco invested $976 million in capital expenditures in its existing businesses during the year. Capital expenditures during the year included $208 million for Automotive, $334 million for Energy, $316 million for Packaging, $77 million for Shipbuilding and $41 million related to Tenneco's other operations. Capital expenditures were higher at Automotive, Packaging and Shipbuilding during 1995 while Energy capital expenditures were approximately the same as the prior year.

  Besides business expansion, Tenneco used its cash flow during the year for the scheduled retirement of $513 million in long-term debt, to reacquire Tenneco Inc. common stock for $655 million and to pay $286 million in dividends on its common and preferred stock.

  During 1994, Tenneco's cash sources included operating cash flow of $450 million and $860 million in proceeds from sales of businesses and assets (primarily the Case initial and secondary public offerings for $694 million). During 1994, Tenneco acquired Gillet for $44 million in cash and other businesses for $7 million. Capital expenditures were $736 million for continuing operations. Tenneco had a net reduction of $111 million in debt (primarily as a result of the Case offerings and deconsolidation of Case) and paid dividends on its common and preferred stock of $318 million.

LIQUIDITY

  Tenneco and its consolidated subsidiaries had, at December 31, 1995, committed credit agreements providing for $2,522 million of borrowing capacity. Of these facilities, $2.0 billion are committed through 1999. As of December 31, 1995, $393 million of borrowings were outstanding under these facilities. The availability of borrowings under Tenneco's agreements and facilities is subject to its ability at the time to meet certain specified conditions, which Tenneco believes it currently meets. These conditions include compliance with the financial covenants and ratios required by such agreements, absence of default under such agreements, and continued accuracy of the representations and warranties contained in such agreements (including the absence of any material adverse changes since the specified dates).

  Tenneco's current liabilities exceeded current assets at December 31, 1995. The decrease in working capital resulted primarily from a tax audit settlement payment made in January 1996 and the short-term debt borrowed to finance the recently acquired plastics business. The financing for this acquisition is discussed below under "Capitalization."

  In connection with the implementation of FERC Order 636 and the resolution of the GSR costs issues, Tenneco intends to put in place, as needed, financing arrangements to fund needs arising from timing differences between recovery from pipeline customers and payments for transition costs. The actual cash required will depend upon negotiations between Tennessee, its customers and suppliers.

  Based upon Tenneco's estimates of anticipated funding needs and expected results of its operations, together with anticipated market conditions and including any payments associated with the settlement of the GSR issues discussed below, Tenneco expects adequate sources of funds to be available to finance its future requirements through internally generated funds, the sale of assets, the use of credit facilities, and the issuance of long-term securities.

CAPITALIZATION

                                                                   1995   1994
                                                                  ------ ------
                                                                   (MILLIONS)
      Short-term debt and current maturities..................... $  908 $  545
      Long-term debt.............................................  3,751  3,570
      Minority interest..........................................    320    320
      Preferred stock............................................    130    147
      Common shareowners' equity.................................  3,148  2,900
                                                                  ------ ------
      Total capitalization....................................... $8,257 $7,482
                                                                  ====== ======

  The primary reason for the net increase in debt outstanding is the debt issued for the acquisition of the plastics business from Mobil. Tenneco initially funded this acquisition primarily with short-term debt. In December 1995, Tenneco issued $600 million of long-term debt to refinance a portion of the purchase price.

  Tenneco's ratio of debt to total capitalization at December 31, 1995 was 56.4 percent compared to 55.0 percent at December 31, 1994. Including the market value of the SECT shares, the ratio of total debt to total capitalization at December 31, 1995 was 55.0 percent compared to 52.9 percent at December 31, 1994.

DIVIDENDS ON COMMON STOCK

  Tenneco Inc. declared dividends on its common shares of $.40 per share for each quarter in 1995. In December 1995, the Board of Directors declared a dividend of $.45 per share for the first quarter of 1996, an increase of 12.5 percent over the previous indicated quarterly rate. Declaration of dividends is at the discretion of the Board of Directors. The Board has not adopted a dividend policy as such. Subject to legal and contractual restrictions, its decisions regarding dividends are based on all considerations that in its business judgment are relevant at the time, including past and projected earnings, cash flows, economic, business and securities market conditions and anticipated developments concerning Tenneco's business and operations.

  Tenneco Inc. is a party to credit agreements containing provisions that limit the amount of dividends paid on its common stock. At December 31, 1995, under the most restrictive provisions contained in these credit agreements, Tenneco Inc. had in excess of $300 million available for the payment of dividends. Tenneco does not believe that this limitation will prevent the payment of dividends on Tenneco Inc. common stock at the present annual dividend rate.

  As a holding company, Tenneco Inc.'s ability to pay dividends is substantially dependent upon cash flow from its subsidiaries by way of dividends, distributions, loans and other advances. Under the most restrictive of their covenants, however, Tenneco Inc.'s subsidiaries would have been able to pay approximately $3.7 billion of their retained earnings as dividends to Tenneco Inc. at December 31, 1995.

FERC MATTERS

  Tennessee has deferred certain costs it has incurred associated with renegotiating gas supply contracts ("GSR" costs) as a result of FERC Order 636. As of December 31, 1995, Tennessee has deferred GSR costs yet to be recovered from its customers of approximately $462 million, net of $316 million previously recovered from its customers, subject to refund. A proceeding before a FERC administrative law judge is scheduled to commence in early 1996 to determine whether Tennessee's GSR costs are eligible for cost recovery. The

FERC has generally encouraged pipelines to settle such issues through negotiations with customers. Although Order 636 provides for complete recovery by pipelines of eligible and prudently incurred transition costs, certain customers have challenged the prudence and eligibility of Tennessee's GSR costs and Tennessee has engaged in settlement discussions with its customers concerning the amount of such costs in response to the FERC and customer statements acknowledging the desirability of such settlements.

  Also related to Tennessee's GSR costs, on October 14, 1993, Tennessee was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that Tennessee had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. An amendment to the pleading seeks $1.5 billion from Tennessee for alleged damages caused by Tennessee's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. Tennessee filed a motion for summary judgment, asserting that the Texas statutes of frauds precluded the plaintiffs from adding new production or acreage to the contract. On May 4, 1995, the trial court granted Tennessee's motion for summary judgment; the plaintiffs have filed a notice of appeal. Thereafter, ICA and TransTexas filed a motion for summary judgment on a separate issue involving the term "committed reserves" and whether Tennessee has a contractual obligation to purchase gas produced from a lease not described in the gas contract. On November 8, 1995, the trial court granted ICA's and TransTexas' motion in part. That order, which would be finalized upon conclusion of the trial, also held that ICA's and TransTexas' rights are subject to certain limitations of the Texas Business and Commerce Code. In addition to these defenses, which are to be resolved at trial, Tennessee has other defenses which it has asserted and intends to pursue. Tennessee has filed a Motion to Clarify the November 8, 1995 order together with a new motion for partial summary judgment concerning the committed reserve issue. The November 8, 1995 ruling does not affect the trial court's previous May 4, 1995 order granting summary judgment to Tennessee.

  Tennessee has been engaged in separate settlement and contract reformation discussions with holders of certain gas purchase contracts who have sued Tennessee. Although Tennessee believes that its defenses in the underlying gas purchase contract actions are meritorious, Tennessee accrued amounts in the first quarter of 1995 which it believes are adequate to cover the resolution of these matters. On August 1, 1995, the Texas Supreme Court affirmed a ruling of the Court of Appeals favorable to Tennessee in one of these matters and indicated that it would remand the case to the trial court. Motions for rehearing have been filed by the producers. As of the date hereof, the court had not ruled on those motions and mandate had not been issued.

  Given the uncertainty over the results of ongoing discussions between Tennessee and its customers related to the recovery of GSR costs and the uncertainty related to predicting the outcome of its gas purchase contract reformation efforts and the associated litigation, Tenneco is unable to predict the timing or the ultimate impact that the resolution of these issues will have on its consolidated financial position or results of operations.

ENVIRONMENTAL MATTERS

  Tenneco and certain of its subsidiaries and affiliates are parties to environmental proceedings. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. All available evidence is considered, including prior experience in remediation of contaminated sites, other companies' cleanup experience and data released by the United States Environmental Protection Agency ("EPA") or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances. These liabilities are included in the balance sheet at their undiscounted amounts. Recoveries are evaluated separately from the liability and, when recovery is assured, are recorded and reported separately from the associated liability in the financial statements.

  Tennessee is a party in proceedings involving federal and state authorities regarding the past use by Tennessee of a lubricant containing polychlorinated biphenyls ("PCBs") in its starting air systems. Tennessee has executed a consent order with the EPA governing the remediation of certain of its compressor stations and is working with the Pennsylvania and New York environmental agencies to specify the remediation requirements at the Pennsylvania and the New York stations. Tenneco believes that the ultimate resolution of this matter will not have a material adverse effect on the financial condition or results of operations of Tenneco Inc. and its consolidated subsidiaries.

  A subsidiary of Tennessee owns a 13.2% general partnership interest in Iroquois Gas Transmission System, L.P. ("Iroquois"), which owns an interstate natural gas pipeline from the Canadian border through the states of New York and Connecticut to Long Island. The operator of the pipeline is Iroquois Pipeline Operating Company (the "Operator"), a subsidiary of TransCanada Pipelines, Ltd., an affiliate of TransCanada Iroquois, Ltd. which is also a partner in Iroquois. Tennessee has a contract to provide gas dispatching as well as post-construction field operation and maintenance services for the Operator of Iroquois, but Tennessee is not the Operator and is not an affiliate of the Operator.

  Iroquois has been informed of investigations and allegations regarding alleged environmental violations which occurred during the construction of the pipeline. Communications have been received from U.S. Attorneys' Offices, the Enforcement Staff of the FERC's Office of the General Counsel, the Army Corps of Engineers, the Public Service Commission of the State of New York, the EPA and the Federal Bureau of Investigation. Proceedings have not been commenced against Iroquois in connection with these inquiries. However, communications have indicated possible allegation of civil and criminal violations. Iroquois has held discussions with certain of the agencies to explore the possibility of a negotiated resolution of the issues. In the absence of a negotiated resolution, Iroquois believes that indictments will be sought and, in them, substantial fines and other sanctions may be requested.

  As a general partner, Tennessee's subsidiary may be jointly and severally liable with the other partners for the liabilities of Iroquois. The foregoing proceedings and investigations have not affected pipeline operations. Based upon information available to Tennessee, Tennessee believes that neither it nor any of its subsidiaries is a target of the criminal investigation described above. Further, while a global resolution of these inquiries could have a material adverse effect on the financial condition of Iroquois, Tenneco believes that the ultimate resolution of these matters will not have a material adverse effect on the financial condition or results of operations of Tenneco Inc. and its consolidated subsidiaries.

  At December 31, 1995, Tenneco has been designated as a potentially responsible party in 55 "Superfund" sites. With respect to its pro rata share of the remediation costs of certain sites, Tenneco is fully indemnified by third parties. With respect to certain other sites, Tenneco has sought to resolve its liability through payments to the other potentially responsible parties. For the remaining sites, Tenneco has estimated its share of remediation costs to be between $11 million and $69 million or 0.5% to 2.5% of the total remediation costs for those sites and has provided reserves that it believes are adequate for such costs. Because the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, Tenneco's estimate of its share of remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that Tenneco could be required to pay in excess of its pro rata share of remediation costs. Tenneco's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in Tenneco's determination of its estimated liability. Tenneco believes that the costs associated with its current status as a potentially responsible party in the Superfund sites described above will not be material to its consolidated financial position or results of operations.

YEARS 1994 AND 1993

RESULTS OF OPERATIONS

REVENUES

  Revenues for 1994 were $12.17 billion, down slightly from $12.29 billion in 1993. Automotive revenues were $1,989 million, a $204 million, or 11 percent increase, compared with 1993 primarily due to improved sales in both the aftermarket and original equipment market. Tenneco Energy revenues were down $484 million or 17 percent as customers shifted from sales to transportation service in the regulated business and gas prices fell in the nonregulated gas marketing business. Packaging revenues increased $142 million, or seven percent, to $2.18 billion in 1994, as prices in the paperboard business recovered from the seven-year low reached in the third quarter of 1993. Revenues for Shipbuilding decreased to $1.75 billion, or six percent, due to a drop in carrier and submarine construction work and the fourth quarter 1993 divestiture of Sperry Marine. Revenues for farm and construction equipment were $3.88 billion, compared with $3.75 billion in 1993. Tenneco excluded Case's revenues for December 1994 because of the change to the equity accounting method for Case. Case revenues were up in 1994 over 1993 due to higher sales volumes both in the European construction equipment business and the North American agricultural equipment market.

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

  Tenneco Automotive operating income for 1994 was $223 million, compared with $222 million in 1993. The 1994 operating income included a $17 million charge for plant consolidations in Europe associated with acquiring Gillet and a $5 million charge taken in the second quarter for closing a plant in Ohio. Excluding special items, operating income increased $23 million, or 10 percent, compared with 1993. This increase is a result of higher volumes in North America and Europe and was partially offset by higher costs for new product development and new facility start-up.

  In November 1994, Tenneco acquired Gillet for $44 million in cash and $69 million in assumed debt. Gillet is the leading manufacturer of original equipment exhaust systems and components for European auto makers.

  Tenneco Energy's operating income for 1994 was $415 million, compared with $411 million in 1993. Special items, including gains on asset sales along with regulatory and litigation settlements, amounted to $34 million in 1994 and $28 million in 1993. Special items in 1994 included a $23 million gain on the sale of a 20 percent interest in Tenneco Resources to Ruhrgas AG. When non-recurring items in both years are excluded, operating income in 1994 declined slightly, compared with 1993. Significant growth in the nonregulated businesses, including an increase in Tenneco Ventures' operating income, was offset by declines in the regulated business caused by implementing Order 636.

  Tenneco Packaging's operating income for 1994 was $209 million, compared with $139 million in 1993. The 1993 operating income included $29 million from gains related to asset realignment. Excluding these gains, operating income increased $99 million, or 90 percent, compared with 1993 primarily because of improved paperboard pricing.

  The paperboard business earned $139 million, up $104 million compared with 1993, excluding the 1993 asset realignment gains. Prices rose from depressed levels in 1993 and contributed $125 million, excluding the recycling business, of increased operating income. This was partially offset by higher raw material costs of $32 million, but improved productivity helped counter rising raw material costs. Paperboard productivity rose 1.6 percent, with mill operating rates exceeding rated capacity for the full year. The specialty business operating income for 1994 declined $5 million to $70 million, excluding the asset realignment gains in 1993. Both the aluminum and plastic packaging businesses reported improved operating income. Plastic packaging volumes grew seven percent in 1994 and demand continues to be strong. Operating income for plastics rose 40 percent in 1994, reflecting increased volumes and higher pricing. The increase in operating income provided by the aluminum and plastic businesses was more than offset by weak performance in the molded fiber business, where higher raw material costs had a negative effect on operating income. Prices for recycled newspaper, a major raw material for molded fiber, rose to over $100 per ton, compared with $26 per ton in 1993.

  Newport News Shipbuilding's operating income for 1994 was $200 million compared with $225 million in 1993. Special items in 1993 included a $15 million gain on the sale of Sperry Marine and a $12 million benefit from recovering a portion of the postretirement benefit costs reserve that was established when FAS No. 106 was adopted in 1992. If these special items were excluded, operating income increased $2 million in 1994 on revenues that were six percent lower due to aggressive efforts to improve productivity and control costs.

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

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

  Effective January 1, 1994, Tenneco adopted FAS No. 112, "Employers' Accounting for Postemployment Benefits." As a result, an after-tax charge of $39 million, or $.22 per average common share, was recorded in 1994.

DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

  Loss from discontinued operations in 1994 of $189 million, net of income tax expense of $104 million, or $1.04 per average common share, resulted from the sale of Tenneco's chemicals and brakes businesses.

  Income from discontinued operations in 1993 of $38 million, net of income tax expense of $1 million, or $.23 per average common share, was attributable to the discontinuance of Tenneco's brakes business and chemical operations in 1994. Net loss for 1993 for the brakes business was $7 million, net of income tax benefit of $4 million. Net income for the chemicals business was $45 million, net of income tax expense of $5 million.

  Extraordinary loss for 1994 was $5 million, net of income tax benefit of $2 million, or $.03 per average common share. The 1993 amount was $25 million, net of income tax benefit of $13 million, or $.15 per average common share. Both were the result of redemption premiums from prepaying high interest-bearing long-term debt.

EARNINGS (LOSS) PER AVERAGE COMMON SHARE

  Income from continuing operations for 1994 was $641 million, or $3.49 per average common share after preferred dividends. This compares with income from continuing operations of $413 million, or $2.36 per average common share after preferred dividends, in 1993. The average number of shares of common stock outstanding used for calculating earnings per average common share for 1994 was
180.1 million, compared with 168.8 million in 1993. Most of the increase resulted from issuing 23.5 million shares in an underwritten public offering in April 1993 and issuing treasury shares and SECT shares to employee benefit plans.

LIQUIDITY & CAPITAL RESOURCES

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

  Net cash used by investing activities in 1994 was $117 million, compared with $338 million in 1993. Net proceeds from the sale of businesses and assets were $860 million in 1994, primarily due to the initial and secondary public offerings of Case for $694 million. Net proceeds from the sale of businesses in 1993 of $266 million resulted from the sales of Dean Pipeline Company, Viking Gas Transmission Company, Sperry Marine, and various international aluminum ventures.

  Expenditures for plant, property and equipment from continuing operations for 1994 were $736 million, compared with $525 million for 1993. Increased expenditures for Energy ($161 million), Automotive ($20 million), Packaging ($42 million) and Tenneco's other operations ($13 million) were partially offset by declines for Case ($18 million) and Shipbuilding ($7 million).

  Cash used for financing activities for 1994 was $151 million compared with $1,166 million in 1993. In June 1994, as part of the Case reorganization and IPO, Case borrowed $983 million of terms loans and $478 million of short-term debt to acquire the net assets of Tenneco's farm and construction equipment segment. Tenneco utilized these funds to repay long-term debt. As a result of the November 1994 secondary public offering which reduced Tenneco's ownership in Case to approximately 44%, Case's debt is no longer consolidated with Tenneco's debt on the balance sheet at December 31, 1994, due to reporting Case on the equity method of accounting.

  In December 1994, Tenneco sold a 25 percent preferred stock interest in a subsidiary which resulted in net cash proceeds of $296 million. This was included in minority interest in the balance sheet at December 31, 1994. Concurrently, $160 million was used to retire equity securities of another subsidiary which had been included in the balance sheet as minority interest.

  Capitalization totaled $7.48 billion at December 31, 1994, a decrease of $1.51 billion from December 31, 1993. The ratio of total debt to capitalization decreased from 67.6 percent at December 31, 1993, to 55.0 percent at December 31, 1994. The ratio of total debt to capitalization was 52.9 percent at December 31, 1994, including the market value of the SECT shares, compared with
64.0 percent at December 31, 1993. Total debt declined by $1.96 billion from December 31, 1993 to December 31, 1994, while shareowners' equity increased $299 million. Minority interest increased $167 million and preferred stock decreased $16 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 INDEX TO FINANCIAL STATEMENTS OF TENNECO INC.
                         AND CONSOLIDATED SUBSIDIARIES

                                                                           PAGE
                                                                           ----
Report of independent public accountants..................................  37
Statements of income for each of the three years in the period ended
 December 31, 1995........................................................  38
Balance sheets--December 31, 1995 and 1994................................  40
Statements of cash flows for each of the three years in the period ended
 December 31, 1995........................................................  41
Statements of changes in shareowners' equity for each of the three years in the period ended December 31, 1995....................................  42
Notes to financial statements.............................................  43

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tenneco Inc.:

  We have audited the accompanying balance sheets of Tenneco Inc. (a Delaware corporation) and consolidated subsidiaries as of December 31, 1995 and 1994, and the related statements of income, cash flows and changes in shareowners' equity for each of the three years in the period ended December 31, 1995. These financial statements and the schedules referred to below are the responsibility of Tenneco's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tenneco Inc. and consolidated subsidiaries as of December 31, 1995 and 1994, and the results of their operations, cash flows and changes in shareowners' equity for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

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

                                          Arthur Andersen LLP

Houston, Texas
February 8, 1996

                              STATEMENTS OF INCOME

                                             TENNECO INC. AND CONSOLIDATED
                                                     SUBSIDIARIES
                                          -------------------------------------
YEARS ENDED DECEMBER 31 (MILLIONS EXCEPT
SHARE AMOUNTS)                               1995         1994         1993
----------------------------------------  -----------  -----------  -----------
REVENUES
Net sales and operating revenues--
  Automotive............................  $     2,479  $     1,989  $     1,785
  Energy................................        1,916        2,378        2,862
  Packaging.............................        2,752        2,184        2,042
  Shipbuilding..........................        1,756        1,753        1,861
  Farm and construction equipment.......           --        3,881        3,748
  Other.................................           (4)         (11)         (11)
                                          -----------  -----------  -----------
                                                8,899       12,174       12,287
                                          -----------  -----------  -----------
Other income--
  Interest income.......................          127          192          277
  Equity in net income of affiliated
   companies............................          176           54           52
  Gain (loss) on sale of businesses and
   assets, net..........................          162           27          112
  Gain on the sale by a subsidiary of
   its stock............................           --           23           --
  Other income, net.....................           33          (51)          14
                                          -----------  -----------  -----------
                                                9,397       12,419       12,742
                                          -----------  -----------  -----------
COSTS AND EXPENSES
Cost of sales (exclusive of depreciation
 shown below)...........................        5,262        7,517        7,532
Operating expenses......................        1,426        1,856        2,268
Selling, general and administrative.....          808        1,104        1,120
Finance charges--Tenneco Finance........           83          155          254
Depreciation, depletion and
 amortization...........................          449          408          471
                                          -----------  -----------  -----------
                                                8,028       11,040       11,645
                                          -----------  -----------  -----------
Income before interest expense, income
 taxes and minority interest............        1,369        1,379        1,097
Interest expense (net of interest
 capitalized)...........................          339          407          427
                                          -----------  -----------  -----------
Income before income taxes and minority
 interest...............................        1,030          972          670
Income tax expense......................          273          301          257
                                          -----------  -----------  -----------
Income before minority interest.........          757          671          413
Minority interest.......................           22           30           --
                                          -----------  -----------  -----------
Income from continuing operations.......          735          641          413
Income (loss) from discontinued
 operations, net of income tax..........           --         (189)          38
                                          -----------  -----------  -----------
Income before extraordinary loss........          735          452          451
Extraordinary loss, net of income tax...           --           (5)         (25)
                                          -----------  -----------  -----------
Income before cumulative effect of
 change in accounting principle.........          735          447          426
Cumulative effect of change in
 accounting principle, net of income
 tax....................................           --          (39)          --
                                          -----------  -----------  -----------
Net income..............................          735          408          426
Preferred stock dividends...............           12           12           14
                                          -----------  -----------  -----------
Net income to common stock..............  $       723  $       396  $       412
                                          ===========  ===========  ===========
PER SHARE
Average number of shares of common stock
 outstanding............................  173,995,941  180,084,909  168,772,852
Earnings (loss) per average share of
 common stock:
  Continuing operations.................  $      4.16  $      3.49  $      2.36
  Discontinued operations...............           --        (1.04)         .23
  Extraordinary loss....................           --         (.03)        (.15)
  Cumulative effect of change in
   accounting principle.................           --         (.22)          --
                                          -----------  -----------  -----------
                                          $      4.16  $      2.20  $      2.44
                                          ===========  ===========  ===========
Cash dividends per share of common
 stock..................................  $      1.60  $      1.60  $      1.60
                                          ===========  ===========  ===========

  The accompanying notes to financial statements are an integral part of these statements of income.
    Reference is made to Note 1 for definitions of "Tenneco Industrial" and
                               "Tenneco Finance."

                                                  TENNECO INDUSTRIAL                                   TENNECO FINANCE
YEARS ENDED DECEMBER 31                   -------------------------------------          ------------------------------------------
(MILLIONS EXCEPT SHARE AMOUNTS)            1995         1994             1993             1995             1994             1993
                                          -------      -------          -------          -------          -------          -------
REVENUES
Net sales and operating revenues--
  Automotive............................  $ 2,479      $ 1,989          $ 1,785          $    --          $    --          $    --
  Energy................................    1,916        2,378            2,862               --               --               --
  Packaging.............................    2,752        2,184            2,042               --               --               --
  Shipbuilding..........................    1,756        1,753            1,861               --               --               --
  Farm and construction equipment.......       --        3,881            3,748               --               --               --
  Other.................................       (4)         (11)             (11)              --               --               --
                                          -------      -------          -------          -------          -------          -------
                                            8,899       12,174           12,287               --               --               --
                                          -------      -------          -------          -------          -------          -------
Other income--
  Interest income.......................       61           61               46              138              313              494
  Equity in net income of affiliated
   companies............................      196          140              158               --               --               --
  Gain (loss) on sale of businesses and
   assets, net..........................      174           27              112              (12)              --               --
  Gain on the sale by a subsidiary of
   its stock............................       --           23               --               --               --               --
  Other income, net.....................       33          (45)              27                6                5                6
                                          -------      -------          -------          -------          -------          -------
                                            9,363       12,380           12,630              132              318              500
                                          -------      -------          -------          -------          -------          -------
COSTS AND EXPENSES
Cost of sales (exclusive of depreciation
 shown below)...........................    5,268        7,523            7,538               --               --               --
Operating expenses......................    1,414        1,882            2,265               12              (23)              10
Selling, general and administrative.....      818        1,209            1,268                2               13               10
Finance charges--Tenneco Finance........       --           --               --               86              159              275
Depreciation, depletion and
 amortization...........................      447          406              469                2                2                2
                                          -------      -------          -------          -------          -------          -------
                                            7,947       11,020           11,540              102              151              297
                                           -------      -------          -------          -------          -------          -------
Income before interest expense, income
 taxes and minority interest............    1,416        1,360            1,090               30              167              203
Interest expense (net of interest
 capitalized)...........................      396          447              493               --               22               24
                                          -------      -------          -------          -------          -------          -------
Income before income taxes and minority
 interest...............................    1,020          913              597               30              145              179
Income tax expense......................      263          247              184               10               54               73
                                          -------      -------          -------          -------          -------          -------
Income before minority interest.........      757          666              413               20               91              106
Minority interest.......................       22           25               --               --                5               --
                                          -------      -------          -------          -------          -------          -------
Income from continuing operations.......      735          641              413               20               86              106
Income (loss) from discontinued
 operations, net of income tax..........       --         (189)              38               --               --               --
                                          -------      -------          -------          -------          -------          -------
Income before extraordinary loss........      735          452              451               20               86              106
Extraordinary loss, net of income tax...       --           (5)             (25)              --               (4)              (1)
                                          -------      -------          -------          -------          -------          -------
Income before cumulative effect of
 change in accounting principle.........      735          447              426               20               82              105
Cumulative effect of change in
 accounting principle, net of income
 tax....................................       --          (39)              --               --               --               --
                                          -------      -------          -------          -------          -------          -------
Net income..............................      735          408              426               20               82              105
Preferred stock dividends...............       12           12               14               --               --               --
                                          -------      -------          -------          -------          -------          -------
Net income to common stock..............  $   723      $   396          $   412          $    20          $    82          $   105
                                          =======      =======          =======          =======          =======          =======

                                 BALANCE SHEETS

                               TENNECO INC. AND
                                 CONSOLIDATED          TENNECO         TENNECO
                                 SUBSIDIARIES        INDUSTRIAL        FINANCE
                               ------------------  ----------------  -----------
DECEMBER 31 (MILLIONS)           1995      1994     1995     1994    1995  1994
----------------------         --------  --------  -------  -------  ---- ------
ASSETS
Current assets:
  Cash and temporary cash
   investments...............  $    354  $    405  $   142  $   172  $212 $  233
  Receivables--
    Customer notes and
     accounts (net)..........       921     1,535      474      650   444    882
    Affiliated companies.....       112        67      106       65    34    186
    Gas transportation and
     exchange................        64       214       64      214    --     --
    Income taxes.............       172       234      172      234    --     --
    Other....................       514       192      514      187    --      5
  Inventories................     1,181       910    1,181      910    --     --
  Deferred income taxes......        --        23       --       23    --     --
  Prepayments and other......       264       315      268      315    --      2
                               --------  --------  -------  -------  ---- ------
                                  3,582     3,895    2,921    2,770   690  1,308
                               --------  --------  -------  -------  ---- ------
Investments and other assets:
  Investment in affiliated
   companies.................       620       997      868    1,762    --     --
  Long-term receivables--
    Notes and other (net)....       435       805      165      214   257    566
    Affiliated companies.....        --       264       --      264    --     --
  Investment in subsidiaries
   in excess of fair value of
   net assets
   at date of acquisition,
   less amortization.........       642       331      642      331    --     --
  Deferred income taxes......        52        49       52       49    --     --
  Other......................     1,801       974    1,813      993     1      8
                               --------  --------  -------  -------  ---- ------
                                  3,550     3,420    3,540    3,613   258    574
                               --------  --------  -------  -------  ---- ------
Plant, property and
 equipment, at cost..........    11,962    11,108   11,892   11,038    70     70
  Less--Reserves for
   depreciation, depletion
   and amortization..........     5,643     5,881    5,623    5,863    20     18
                               --------  --------  -------  -------  ---- ------
                                  6,319     5,227    6,269    5,175    50     52
                               --------  --------  -------  -------  ---- ------
                               $ 13,451  $ 12,542  $12,730  $11,558  $998 $1,934
                               ========  ========  =======  =======  ==== ======
LIABILITIES AND SHAREOWNERS'
 EQUITY
Current liabilities:
  Short-term debt (including
   current maturities on
   long-term debt)...........  $    908  $    545  $   773  $   310  $160 $  410
  Payables--
    Trade....................     1,102     1,053    1,097    1,053     5     --
    Affiliated companies.....         2        35        4       36     1      7
    Gas transportation and
     exchange................        28       159       28      159    --     --
  Taxes accrued..............       572        86      569       86     3     --
  Deferred income taxes......        13        --       13       --    --     --
  Interest accrued...........       103       127       86      102    17     25
  Natural gas pipeline
   revenue reservation.......        27       190       27      190    --     --
  Other......................     1,081       859    1,081      853    --      7
                               --------  --------  -------  -------  ---- ------
                                  3,836     3,054    3,678    2,789   186    449
                               --------  --------  -------  -------  ---- ------
Long-term debt...............     3,751     3,570    3,202    2,865   549    705
                               --------  --------  -------  -------  ---- ------
Deferred income taxes........       962     1,459      948    1,446    14     13
                               --------  --------  -------  -------  ---- ------
Postretirement benefits......       616       603      616      603    --     --
                               --------  --------  -------  -------  ---- ------
Deferred credits and other
 liabilities.................       688       489      688      488     1      2
                               --------  --------  -------  -------  ---- ------
Commitments and contingencies
Minority interest............       320       320      320      320    --     --
                               --------  --------  -------  -------  ---- ------
Preferred stock with
 mandatory redemption
 provisions..................       130       147      130      147    --     --
                               --------  --------  -------  -------  ---- ------
Shareowners' equity:
  Common stock...............       957       957      957      957    --     71
  Stock Employee Compensation
   Trust (common stock held
   in trust).................      (215)     (298)    (215)    (298)   --     --
  Premium on common stock and
   other capital surplus.....     3,602     3,553    3,602    3,553   188    264
  Cumulative translation
   adjustments...............        26      (237)      26     (237)   --      2
  Retained earnings
   (accumulated deficit).....      (469)     (905)    (469)    (905)   60    428
                               --------  --------  -------  -------  ---- ------
                                  3,901     3,070    3,901    3,070   248    765
  Less--Shares held as
   treasury stock, at cost...       753       170      753      170    --     --
                               --------  --------  -------  -------  ---- ------
                                  3,148     2,900    3,148    2,900   248    765
                               --------  --------  -------  -------  ---- ------
                               $ 13,451   $12,542  $12,730  $11,558  $998 $1,934
                               ========  ========  =======  =======  ==== ======

  The accompanying notes to financial statements are an integral part of these balance sheets.
    Reference is made to Note 1 for definitions of "Tenneco Industrial" and
                               "Tenneco Finance."

                            STATEMENTS OF CASH FLOWS

                            TENNECO INC. AND
                              CONSOLIDATED
                              SUBSIDIARIES         TENNECO INDUSTRIAL       TENNECO FINANCE
                          ----------------------  ----------------------  ---------------------
YEARS ENDED DECEMBER 31
(MILLIONS)                 1995    1994    1993    1995    1994    1993   1995    1994    1993
-----------------------   ------  ------  ------  ------  ------  ------  -----  ------  ------
OPERATING ACTIVITIES
Income from continuing
 operations.............  $  735  $  641  $  413  $  735  $  641  $  413  $  20  $   86  $  106
Adjustments to reconcile
 income from continuing
 operations to cash
 provided (used) by con-
 tinuing operations--
 Depreciation, depletion
  and amortization......     449     408     471     447     406     469      2       2       2
 Equity in net (income)
  loss of affiliated
  companies, net of div-
  idends................    (116)     (4)     (7)    164     (67)   (104)    --      --      --
 Deferred income taxes..     161     179     121     161     167     127     --      12      (6)
 (Gain) loss on sale of
  businesses and assets,
  net...................    (162)    (50)   (112)   (174)    (50)   (112)    12      --      --
 Changes in components
  of working capital--
 (Increase) decrease in
  receivables...........     526    (244)    483     169  (1,368)     70    345   1,027     612
 (Increase) decrease in
  inventories...........    (239)   (160)    107    (239)   (160)    107     --      --      --
 (Increase) decrease in
  prepayments and other
  current assets........     (33)     34      23     (35)     37      15     --       4      13
 Increase (decrease) in
  payables..............       3      92    (124)     (5)   (110)   (272)    --      89      (7)
 Increase (decrease) in
  taxes accrued.........      45    (122)    (57)     44    (102)    (46)     1     (20)    (11)
 Increase (decrease) in
  interest accrued......     (49)    (31)    (46)    (35)     (3)    (29)   (14)    (29)    (17)
 Increase (decrease) in
  restructuring liabili-
  ty....................      --     (72)    (78)     --     (72)    (78)    --      --      --
 Increase (decrease) in
  natural gas pipeline
  revenue reservation...    (156)    (91)    136    (156)    (91)    136     --      --      --
 Increase (decrease) in
  other current liabili-
  ties..................     (98)      7      31     (97)     27      37     (1)    (20)     (6)
 (Increase) decrease in
  long-term notes and
  receivables...........     332    (173)    440       8     (46)     (1)   315    (134)    405
 Take-or-pay (refunds to
  customers) recoup-
  ments, net............      36      26     (34)     36      26     (34)    --      --      --
 Other..................      44     (26)   (121)     45      (2)    (52)    (1)      6     (30)
                          ------  ------  ------  ------  ------  ------  -----  ------  ------
 Cash provided (used) by
  continuing operations.   1,478     414   1,646   1,068    (767)    646    679   1,023   1,061
 Cash provided (used) by
  discontinued opera-
  tions.................     (35)     36     (31)    (35)    (32)    (31)    --      --      --
                          ------  ------  ------  ------  ------  ------  -----  ------  ------
Net cash provided (used)
 by operating activi-
 ties...................   1,443     450   1,615   1,033    (799)    615    679   1,023   1,061
                          ------  ------  ------  ------  ------  ------  -----  ------  ------
INVESTING ACTIVITIES
Net proceeds
 (expenditures) related
 to the sale of
 discontinued
 operations.............     682     (17)    (54)    682     (17)    (54)    --      --      --
Net proceeds from sale
 of businesses and as-
 sets...................     615     860     266     615     872     266     --     (12)     --
Expenditures for plant,
 property and equip-
 ment--
 Continuing operations..    (976)   (736)   (525)   (976)   (736)   (525)    --      --      --
 Discontinued opera-
  tions.................      (4)    (68)    (62)     (4)    (68)    (62)    --      --      --
Acquisitions of busi-
 nesses.................  (1,702)    (51)    (14) (1,702)    (51)    (14)    --      --      --
Investments and other...     239    (105)     51     434    (350)     (7)  (186)     78      59
                          ------  ------  ------  ------  ------  ------  -----  ------  ------
Net cash provided (used)
 by investing activi-
 ties...................  (1,146)   (117)   (338)   (951)   (350)   (396)  (186)     66      59
                          ------  ------  ------  ------  ------  ------  -----  ------  ------
FINANCING ACTIVITIES
Issuance of common,
 treasury and SECT
 shares.................     102     188   1,215     102     188   1,215     --     185       9
Purchase of common
 stock..................    (655)    (26)     (7)   (655)    (26)     (7)    --      --      --
Issuance of equity secu-
 rities by a subsidiary.      --     296      --      --     296      --     --      --      --
Redemption of equity se-
 curities by a subsidi-
 ary....................      --    (160)     --      --    (160)     --     --      --      --
Redemption of preferred
 stock..................     (20)    (20)    (30)    (20)    (20)    (30)    --      --      --
Issuance of long-term
 debt...................     595     980       3     595   1,035       9     --      12      11
Retirement of long-term
 debt...................    (513) (1,466) (2,019)   (274)   (302) (1,264)  (239) (1,276)   (785)
Net increase (decrease)
 in short-term debt ex-
 cluding current maturi-
 ties on long-term debt.     421     375     (21)    418     411     277     25     235    (348)
Dividends (common and
 preferred).............    (286)   (318)   (307)   (286)   (318)   (307)  (300)    (18)     (8)
                          ------  ------  ------  ------  ------  ------  -----  ------  ------
Net cash provided (used)
 by financing activi-
 ties...................    (356)   (151) (1,166)   (120)  1,104    (107)  (514)   (862) (1,121)
                          ------  ------  ------  ------  ------  ------  -----  ------  ------
Effect of foreign
 exchange rate changes
 on cash and temporary
 cash investments.......       8       5      (4)      8       4      (1)    --       1      (3)
                          ------  ------  ------  ------  ------  ------  -----  ------  ------
Increase (decrease) in
 cash and temporary cash
 investments............     (51)    187     107     (30)    (41)    111    (21)    228      (4)
Cash and temporary cash
 investments, January 1.     405     218     111     172     213     102    233       5       9
                          ------  ------  ------  ------  ------  ------  -----  ------  ------
Cash and temporary cash
 investments, December
 31 (Note)..............  $  354  $  405  $  218  $  142  $  172  $  213  $ 212  $  233  $    5
                          ======  ======  ======  ======  ======  ======  =====  ======  ======
Cash paid during the
 year for interest......  $  459  $  613  $  759  $  387  $  498  $  596  $  98  $  212  $  316
Cash paid during the
 year for income taxes
 (net of refunds).......  $  168  $  240  $  349  $  160  $  179  $  273  $   8  $   61  $   76

Note: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at date of purchase.

  The accompanying notes to financial statements are an integral part of these statements of cash flows.
    Reference is made to Note 1 for definitions of "Tenneco Industrial" and
                               "Tenneco Finance."

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                  STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

                                          YEARS ENDED DECEMBER 31
                          -------------------------------------------------------------
                                 1995                 1994                 1993
                          -------------------  -------------------  -------------------
                            SHARES     AMOUNT    SHARES     AMOUNT    SHARES     AMOUNT
                          -----------  ------  -----------  ------  -----------  ------
                                      (MILLIONS EXCEPT SHARE AMOUNTS)
SERIES A PREFERRED STOCK
Balance January 1.......           --  $   --    8,935,175  $    9    8,935,175  $    9
 Shares converted.......           --      --   (8,935,175)     (9)          --      --
                          -----------  ------  -----------  ------  -----------  ------
Balance December 31.....           --      --           --      --    8,935,175       9
                          ===========  ------  ===========  ------  ===========  ------
COMMON STOCK
Balance January 1.......  191,335,193     957  173,953,012     870  150,300,224     752
 Issued to convert Se-
  ries A preferred
  stock.................           --      --   17,342,763      87           --      --
 Issued to retire debt..           --      --           --      --   23,500,000     117
 Issued pursuant to
  benefit plans.........        3,761      --       37,996      --      151,678       1
 Other..................       12,661      --        1,422      --        1,110      --
                          -----------  ------  -----------  ------  -----------  ------
Balance December 31.....  191,351,615     957  191,335,193     957  173,953,012     870
                          ===========  ------  ===========  ------  ===========  ------
STOCK EMPLOYEE COMPENSA-
 TION TRUST (SECT)
Balance January 1.......                 (298)                (499)                (488)
 Shares issued..........                  118                  115                  113
 Adjustment to market
  value.................                  (35)                  86                 (124)
                                       ------               ------               ------
Balance December 31.....                 (215)                (298)                (499)
                                       ------               ------               ------
PREMIUM ON COMMON STOCK
 AND OTHER CAPITAL SUR-
 PLUS
Balance January 1.......                3,553                3,714                2,637
 Premium on common
  stock issued to re-
  tire debt.............                   --                   --                  935
 Premium on common
  stock issued pursuant
  to benefit plans......                   --                    2                    6
 Conversion of Series A
  preferred stock.......                   --                  (78)                  --
 Loss on issuance of
  treasury stock........                   (2)                  (9)                  (3)
 Dividends on shares
  held by SECT..........                    9                   13                   17
 Adjustment of SECT to
  market value..........                   35                  (86)                 124
 Other..................                    7                   (3)                  (2)
                                       ------               ------               ------
Balance December 31.....                3,602                3,553                3,714
                                       ------               ------               ------
CUMULATIVE TRANSLATION
 ADJUSTMENTS
Balance January 1.......                 (237)                (303)                (230)
 Translation of foreign
  currency statements...                   25                   68                  (78)
 Sale of investment in
  foreign subsidiaries..                  235                   --                   --
 Hedges of net invest-
  ment in foreign sub-
  sidiaries
  (net of income tax-
  es)...................                    3                   (2)                   5
                                       ------               ------               ------
Balance December 31.....                   26                 (237)                (303)
                                       ------               ------               ------
RETAINED EARNINGS (ACCU-
 MULATED DEFICIT)
Balance January 1.......                 (905)                (980)              (1,082)
 Net income.............                  735                  408                  426
 Dividends--
   Preferred stock......                   (9)                  (8)                 (11)
   Series A preferred
    stock...............                   --                  (48)                 (50)
   Common stock.........                 (287)                (273)                (260)
 Accretion of excess of
  redemption value of
  preferred stock over
  fair value at date of
  issue.................                   (3)                  (4)                  (3)
                                       ------               ------               ------
Balance December 31.....                 (469)                (905)                (980)
                                       ------               ------               ------
LESS--COMMON STOCK HELD
 AS TREASURY STOCK, AT
 COST
Balance January 1.......    3,617,510     170    4,166,835     210    5,323,912     268
 Shares acquired........   14,066,214     641    1,731,263      75      234,434      12
 Shares issued to ac-
  quire businesses......   (1,229,614)    (56)          --      --           --      --
 Shares issued pursuant
  to benefit and divi-
  dend
  reinvestment plans....      (31,491)     (2)  (2,280,588)   (115)  (1,391,511)    (70)
                          -----------  ------  -----------  ------  -----------  ------
Balance December 31.....   16,422,619     753    3,617,510     170    4,166,835     210
                          ===========  ------  ===========  ------  ===========  ------
   Total................               $3,148               $2,900               $2,601
                                       ======               ======               ======

  The accompanying notes to financial statements are an integral part of these statements of changes in shareowners' equity.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF ACCOUNTING POLICIES

 Consolidation and Presentation

  The financial statements of Tenneco Inc. and consolidated subsidiaries ("Tenneco") include all majority-owned subsidiaries including wholly-owned finance subsidiaries. Investments in 20% to 50% owned companies where Tenneco has the ability to exert significant influence over operating and financial policies are carried at cost plus equity in undistributed earnings since date of acquisition (except for Tenneco's farm and construction equipment segment as noted below) and cumulative translation adjustments.

  In June 1994, Tenneco completed an initial public offering ("IPO") of approximately 29% of the common stock of Case Corporation ("Case"), the holder of Tenneco's farm and construction equipment segment. In November 1994, a secondary offering of Case's common stock reduced Tenneco's ownership to approximately 44%. A third offering in August 1995 reduced Tenneco's ownership to approximately 21%. For the periods prior to and through November 1994, Case's financial statements were fully consolidated with Tenneco's. From July through November 1994, the financial statements reflected the 29% minority stockholders' interest in Case. Subsequent to November 1994, Case is reflected in Tenneco's financial statements using the equity method of accounting. For further information on this subject, reference is made to Note 3, "Discontinued Operations, Disposition of Assets and Extraordinary Loss."

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

  Prior to the Case IPO, the wholesale (dealer) credit and retail credit operations of Case were financed by wholly-owned finance subsidiaries. Subsequent to the IPO, the wholesale (dealer) credit operations are being financed by Case industrial subsidiaries. As a result of this change, interest expense related to the wholesale (dealer) credit operations was reported as "Interest expense" rather than "Finance charges--Tenneco Finance" as in prior periods. If prior periods were reclassified to reflect this presentation of interest expense related to wholesale (dealer) credit operations, consolidated "Finance charges--Tenneco Finance" would have been reduced and "Interest expense" would have increased by $22 million and $69 million for 1994 and 1993, respectively, with no effect on consolidated net income.

  Gains or losses on the sale by a subsidiary of its stock are included in the Statements of Income.

  All significant intercompany transactions, including activity within and between "Tenneco Industrial" and "Tenneco Finance" business units, have been eliminated.

 Depreciation, Depletion and Amortization

  Depreciation of Tenneco's properties is provided on a straight-line basis in amounts which, in the opinion of management, are adequate to allocate the cost of properties over their estimated useful lives.

  The excess of investment in subsidiaries over fair value of net assets at date of acquisition is being amortized over periods ranging from 15 years to 40 years. Such amortization relative to continuing operations

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES amounted to $12 million, $21 million and $15 million for 1995, 1994 and 1993, respectively, and is included in the income statement caption, "Other income, net."

  Tenneco has capitalized certain other intangible assets, primarily trademarks and patents, based on their estimated fair value at date of acquisition. Amortization is provided on these intangible assets on a straight-line basis over periods ranging from five to 40 years. The majority of other intangible assets at December 31, 1995, resulted from the acquisition of the plastics division of Mobil Corporation during 1995. See Note 2, "Acquisitions," for further information on the acquisition.

 Revenue Recognition

  Newport News Shipbuilding and Dry Dock Company ("Newport News"), a wholly-owned subsidiary, reports profits on its long-term shipbuilding contracts on the percentage-of-completion method of accounting, determined on the basis of total costs incurred to date to estimated final total costs. Losses on contracts are reported when first estimated. The performance of contracts usually extends over several years, requiring periodic reviews and revisions of estimated final contract prices and costs during the term of the contracts. The effect of these revisions to estimates is included in income in the period the revisions are made.

  Tenneco's other divisions recognize revenue on the accrual method when title passes to the customer or when the service is performed.

 Risk Management Activities

  Tenneco has utilized financial instruments for many years to mitigate its exposure to various risks. Tenneco is currently a party to financial instruments to hedge its exposure to changes in interest rates, foreign currency exchange rates and natural gas prices. These financial instruments are accounted for on the accrual basis with gains and losses being recognized based on the type of contract and exposure being hedged. The amounts paid or received under interest rate swap agreements are recognized as an adjustment to interest expense. After-tax net gains or losses on foreign currency contracts designated as hedges of Tenneco's net investments in foreign subsidiaries are recognized in the balance sheet caption, "Cumulative translation adjustments." Net gains and losses of foreign currency contracts designated as hedges of firm commitments or other specific transactions are deferred and recognized when the offsetting gains or losses are recognized on the hedged items. Net gains and losses on energy commodity contracts are deferred and recognized when the hedged transaction is consummated.

  In the statements of cash flows, cash receipts or payments related to the financial instruments discussed above are classified consistent with the cash flows from the transactions being hedged.

 Income Taxes

  Tenneco utilizes the liability method of accounting for income taxes whereby it recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances.

  Tenneco does not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries as it is the present intention of management to reinvest the unremitted earnings in its foreign operations. Unremitted

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES earnings of foreign subsidiaries is approximately $515 million at December 31, 1995. It is not practicable to determine the amount of U.S. income taxes that would be payable upon remittance of the assets that represent those earnings.

 Changes in Accounting Principles

  Tenneco will adopt Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in the first quarter of 1996. FAS No. 121 establishes new accounting standards for measuring the impairment of long-lived assets. The adoption of this new standard will not have a significant effect on Tenneco's consolidated financial position or results of operations.

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

 Inventories

  At December 31, 1995 and 1994, inventory by major classification was as follows:

                                                                    1995   1994
                                                                   ------ ------
                                                                    (MILLIONS)
      Finished goods.............................................. $  396 $  355
      Work in process.............................................    102     83
      Long-term contracts in progress, less progress billings.....    264    138
      Raw materials...............................................    253    178
      Materials and supplies......................................    166    156
                                                                   ------ ------
                                                                   $1,181 $  910
                                                                   ====== ======

  Inventories are stated at the lower of cost or market. A portion of inventories are valued using the "last-in, first-out" method (38% and 27% at December 31, 1995 and 1994, respectively). All other inventories are valued on the "first-in, first-out" ("FIFO") or "average" methods. If the FIFO or average method of inventory accounting had been used by Tenneco for all inventories, inventories would have been $56 million, $54 million and $47 million higher at December 31, 1995, 1994 and 1993, respectively.

 Plant, Property and Equipment, at Cost

  At December 31, 1995 and 1994, plant, property and equipment, at cost, by major segment was as follows:

                                                                 1995    1994
                                                                ------- -------
                                                                  (MILLIONS)
      Automotive............................................... $ 1,403 $ 1,331
      Energy...................................................   6,262   5,654
      Packaging................................................   2,623   1,661
      Shipbuilding.............................................   1,552   1,494
      Discontinued chemicals operations........................      --     780
      Other....................................................     122     188
                                                                ------- -------
                                                                $11,962 $11,108
                                                                ======= =======

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

 Notes Receivable and Allowance for Doubtful Accounts and Notes

  Short-term notes receivable of $373 million and $337 million were outstanding at December 31, 1995 and 1994, respectively, of which $216 million and $289 million, respectively, related to Tenneco Finance. These notes receivable are presented net of unearned finance charges of $26 million and $43 million at December 31, 1995 and 1994, respectively, which related to Tenneco Finance. At December 31, 1995 and 1994, unearned finance charges related to long-term notes and other receivables were $23 million and $66 million, respectively, which related to Tenneco Finance.

  At December 31, 1995 and 1994, the allowance for doubtful accounts and notes receivable was $73 million and $48 million, respectively, of which $9 million related to Tenneco Finance at December 31, 1995.

 Environmental Liabilities

  Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. All available evidence is considered including prior experience in remediation of contaminated sites, other companies' clean-up experience and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances. These liabilities are included in the balance sheet at their undiscounted amounts. Recoveries are evaluated separately from the liability and, when recovery is assured, are recorded and reported separately from the associated liability in the financial statements.

  For further information on this subject, reference is made to Note 15, "Commitments and Contingencies--Environmental Matters."

 Earnings Per Share

  Earnings per share of common stock are based on the average number of shares of common stock outstanding during each period. For purposes of computing earnings per share, Series A preferred stock was included in average common shares outstanding until its conversion into common stock in December 1994; therefore, the preferred dividends paid were not deducted from net income to determine net income to common stock. The inclusion of Series A preferred stock in the computation of earnings per share was antidilutive for the years and certain quarters in 1994 and 1993. Other convertible securities and common stock equivalents outstanding during each of the three years ended December 31, 1995, 1994 and 1993, were not materially dilutive.

  In 1992, 12,000,000 shares of common stock were issued to the Stock Employee Compensation Trust ("SECT"). Shares of common stock issued to a related trust are not considered to be outstanding in the computation of average shares of common stock outstanding until the shares are utilized to fund the obligations for which the trust was established. During the years ended December 31, 1995, 1994 and 1993, the SECT issued 2,697,770, 2,464,721 and 2,479,425 shares, respectively.

  Under Tenneco's stock repurchase programs, a total of 14.3 million shares of Tenneco Inc. common stock have been acquired since December 1994, and are included in "Shares held as treasury stock, at cost" on the balance sheet. For further information on this subject, reference is made to Note 9, "Common Stock."

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

 Foreign Currency Translation

  Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted average exchange rate for each applicable period for revenues, expenses and gains and losses. Translation adjustments are reflected in the balance sheet caption "Cumulative translation adjustments."

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining the reported amounts of Tenneco's assets, liabilities, revenues and expenses. Reference is made to the "Revenue Recognition" and "Income Taxes" sections of this footnote and Notes 6, 12, 13 and 15 for additional information on significant estimates included in Tenneco's financial statements.

 Reclassifications

  Prior years' financial statements have been reclassified where appropriate to conform to 1995 presentations.

2. ACQUISITIONS

  In November 1995, Tenneco acquired the plastics division of Mobil Corporation for $1.3 billion. The plastics business is the largest North American producer of polyethylene and polystyrene consumer and food service packaging and became part of Tenneco Packaging.

  Tenneco's acquisition of the plastics business was accounted for as a purchase; accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based on preliminary estimates of their fair values. Final purchase price allocations will be based on more complete evaluations and may differ from the original allocation. The excess of the purchase price over the fair value of the net assets acquired is included in the balance sheet caption, "Investment in subsidiaries in excess of fair value of net assets at date of acquisition, less amortization" and is being amortized on a straight-line basis over 40 years. The purchase was initially financed by a combination of short-term debt and cash. In December 1995, Tenneco refinanced a portion of the purchase price through a $600 million long-term debt offering. See Note 4, "Long-Term Debt, Short-Term Debt and Financing Arrangements."

  The following unaudited pro forma information of Tenneco Inc. and consolidated subsidiaries illustrates the effect of the plastics business acquisition as if it had occurred at the beginning of 1994, after giving effect to certain pro forma adjustments including amortization of the excess purchase price, depreciation and other adjustments based on the preliminary purchase price allocation and interest expense related to financing the acquisition, together with estimates of the related income tax effects.

                                                             (UNAUDITED)
                                                       YEARS ENDED DECEMBER 31
                                                       ------------------------
                                                          1995         1994
                                                       ----------- ------------
                                                              (MILLIONS)
      Net sales and operating revenues................      $9,895      $13,211
      Income from continuing operations
       applicable to common stock..................... $       733 $        572
      Earnings per average share of common stock from
       continuing operations.......................... $      4.21 $       3.18

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  The summarized pro forma information has been prepared for comparative purposes only. It is not intended to be indicative of the actual operating results that would have occurred had the acquisition been consummated at the beginning of 1994, or the results which may be attained in the future.

  During 1995, Tenneco made various other acquisitions of assets and investments. Tenneco Energy acquired the natural gas pipeline assets of the Pipeline Authority of South Australia, which includes a 488-mile pipeline, for approximately $225 million. Tenneco Energy also acquired a 50% interest in two gas-fired cogeneration plants from ARK Energy, a privately-owned power generation company, for approximately $65 million in cash and Tenneco Inc. common stock. Tenneco Packaging completed acquisitions of 10 packaging businesses for total consideration of approximately $196 million in cash, notes and Tenneco Inc. common stock. In addition, Tenneco Automotive completed four acquisitions for approximately $54 million.

  Each of the acquisitions was accounted for as a purchase. If these assets and investments had been acquired January 1, 1995, net income would not have been significantly different from the reported amount.

  In 1994, Tenneco Automotive acquired Heinrich Gillet GmbH & Co. KG for $44 million in cash and $69 million in assumed debt.

3. DISCONTINUED OPERATIONS, DISPOSITION OF ASSETS AND EXTRAORDINARY LOSS

 Discontinued Operations

  In March 1995, Tenneco completed an initial public offering of 100% of its Albright & Wilson chemicals segment. The offering was underwritten in the United Kingdom and was offered primarily in the United Kingdom. Also in 1994, Tenneco sold its brakes operation. Net proceeds from the sales of the chemicals and the brakes operations were approximately $700 million and $18 million, respectively.

  Net assets and results from discontinued operations as of and for the years ended December 31, 1994 and 1993, are as follows:

                                              1994             1993
                                        ---------------- ----------------
                                        CHEMICALS BRAKES CHEMICALS BRAKES
                                        --------- ------ --------- ------
                                                       (MILLIONS)
Net assets at December 31.............    $ 639    $ --    $558      $61
                                          =====    ====    ====     ====
Net sales and operating revenues......    $ 986    $ 62    $914      $54
                                          =====    ====    ====     ====
Income (loss) before income taxes and
 interest allocation..................    $  40    $ (8)   $ 69     $ (8)
Income tax (expense) benefit..........       (9)      5      (5)       4
                                          -----    ----    ----     ----
Income (loss) before interest
 allocation...........................       31      (3)     64       (4)
Allocation of interest expense, net of
 income tax (a).......................      (19)     (2)    (19)      (3)
                                          -----    ----    ----     ----
Net income (loss).....................       12      (5)     45       (7)
                                          -----    ----    ----     ----
Loss on disposition...................      (55)    (41)     --       --
Income tax (expense) benefit from loss
 on disposition.......................     (115)     15      --       --
                                          -----    ----    ----     ----
Net loss on disposition...............     (170)    (26)     --       --
                                          -----    ----    ----     ----
  Net income (loss) from discontinued
   operations.........................    $(158)   $(31)   $ 45     $ (7)
                                          =====    ====    ====     ====

--------
(a) The allocation of interest expense to discontinued operations is based on the ratio of net assets of discontinued operations to consolidated net assets plus debt.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

 Disposition of Assets

  Case Common Stock

  In June 1994, Tenneco completed an IPO of approximately 29% of the common stock of Case. In November 1994, a secondary offering of Case common stock reduced Tenneco's ownership interest in Case to approximately 44%. Combined proceeds from the two transactions was $694 million, net of commissions and offering expenses. The combined gain on the transactions was $36 million, including a $7 million tax benefit.

  In August 1995, Tenneco sold an additional 16.1 million shares of Case common stock for net proceeds of approximately $540 million. The sale resulted in a pre-tax gain of $101 million and reduced Tenneco's ownership in Case from 44% to 21%.

  Other

  In December 1995, Tenneco Energy sold its 50% interest in Kern River Gas Transmission Company ("Kern River") for a pre-tax gain of $30 million. Kern River owns a 904-mile pipeline extending from Wyoming to California. Also in 1995, Tenneco sold certain other facilities and assets, principally at its Tenneco Packaging and Tenneco Energy segments, and a subordinated note receivable for a combined pre-tax net gain of $31 million.

  During 1994, Tenneco disposed of several assets and investments including a facility, machinery and equipment at Tenneco Packaging and facilities and equipment at Case. Proceeds from these dispositions were $125 million resulting in a pre-tax loss of $2 million. Also in 1994, Tenneco Energy Resources Corporation, a subsidiary which operates nonregulated gas marketing and intrastate pipeline businesses, issued 50 shares of its common stock, diluting Tenneco's ownership in this subsidiary to 80%. Cash proceeds were $41 million resulting in a gain of $23 million. No taxes were provided on the gain because management expects that the recorded investment will be recovered in a tax-free manner.

  During 1993, Tenneco disposed of a number of assets and investments including its Newport News' Sperry Marine business; several Tenneco Packaging operations; two wholly-owned Tenneco Energy companies, Viking Gas Transmission Company and Dean Pipeline Company; and facilities and land of two foreign Case operations. The proceeds from dispositions were $266 million and the pre-tax gain was $112 million.

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

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

4. LONG-TERM DEBT, SHORT-TERM DEBT AND FINANCING ARRANGEMENTS

 Long-Term Debt

  A summary of long-term debt outstanding at December 31, 1995 and 1994, is set forth in the following table:

                                                                   1995   1994
                                                                  ------ ------
                                                                   (MILLIONS)
TENNECO INDUSTRIAL
Tenneco Inc.--
  Debentures due 1998 through 2025, average effective interest rate 8.7% in 1995 and 9.7% in 1994 (net of $2 million in 1995 and 1994 of unamortized discount)............................. $  698 $  398
  Notes due 1996 through 2005, average effective interest rate
   8.8% in 1995 and 9.2% in 1994 (net of $5 million in 1995 and
   $4 million in 1994 of unamortized discount)...................  1,962  1,681
Tennessee Gas Pipeline Company--
  Debentures due 2011, effective interest rate 15.1% in 1995 and
   1994 (net of $216 million in 1995 and $219 million in 1994 of
   unamortized discount).........................................    184    181
  Notes due 1996 through 1997, average effective interest rate
   9.7% in 1995 and 10.1% in 1994 (net of $5 million in 1995 and
   $8 million in 1994 of unamortized discount)...................    573    808
Other subsidiaries--
  Notes due 1996 through 2014, average effective interest rate
   8.5% in 1995 and 8.6% in 1994 (net of $19 million in 1995 and
   $20 million in 1994 of unamortized discount)..................     47     51
                                                                  ------ ------
                                                                   3,464  3,119
                                                                  ------ ------
Less--Current maturities.........................................    262    254
                                                                  ------ ------
                                                                   3,202  2,865
                                                                  ------ ------
TENNECO FINANCE
Tenneco Credit Corporation--
  Senior notes due 1996 through 2001, average effective interest rate 9.7% in 1995 and 9.6% in 1994 (net of $1 million in 1995
   and $2 million in 1994 of unamortized discount)...............    549    749
  Medium-term notes due 1996 through 2002, average interest rate
   9.0% in 1995 and 9.4% in 1994.................................     38     73
  Subordinated notes due 1998 through 2001, average interest rate
   9.9% in 1995 and 1994.........................................     92     92
Other subsidiaries--
  Notes due 1996 through 2010, average effective interest rate
   12.7% in 1995 and 1994 (net of $27 million in 1995 and $28
   million in 1994 of unamortized discount)......................     28     30
                                                                  ------ ------
                                                                     707    944
Less--Current maturities.........................................    158    239
                                                                  ------ ------
                                                                     549    705
                                                                  ------ ------
                                                                  $3,751 $3,570
                                                                  ====== ======

  At December 31, 1995 and 1994, approximately $72 million and $154 million, respectively, of gross plant, property and equipment was pledged as collateral to secure $30 million and $31 million, respectively, principal amounts of long-term debt.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  The aggregate maturities and sinking fund requirements applicable to the issues outstanding at December 31, 1995, are $420 million, $521 million, $845 million, $255 million and $181 million for 1996, 1997, 1998, 1999 and 2000, respectively.

 Short-Term Debt

  Tenneco uses commercial paper, lines of credit and overnight borrowings to finance its short-term capital requirements. Information regarding short-term debt for the years ended December 31, 1995 and 1994 follows:

                                            1995                   1994
                                   ---------------------- ----------------------
                                   COMMERCIAL   CREDIT    COMMERCIAL   CREDIT
                                     PAPER    AGREEMENTS*   PAPER    AGREEMENTS*
                                   ---------- ----------- ---------- -----------
                                               (DOLLARS IN MILLIONS)
Outstanding borrowings at end of
 year............................     $346       $101        $ --      $   44
Weighted average interest rate on
 outstanding borrowings at end of
 year............................      6.2%       7.2%         --         9.8%
Approximate maximum month-end
 outstanding borrowings during
 year............................     $615       $486        $362      $1,023
Approximate average month-end
 outstanding borrowings during
 year............................     $109       $103        $164      $  375
Weighted average interest rate on
 approximate average month-end
 outstanding borrowings during
 year............................      6.2%       8.6%        4.6%        6.4%

--------
* Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

  Tenneco had other short-term borrowings outstanding of $41 million at December 31, 1995, and $8 million at December 31, 1994.

 Financing Arrangements

  As of December 31, 1995, Tenneco and its subsidiaries had arranged committed credit facilities of $2.5 billion:

                                                 COMMITTED CREDIT FACILITIES(A)
                                                 --------------------------------
                                         TERM    COMMITMENTS  UTILIZED  AVAILABLE
                                       --------- -----------  --------  ---------
                                                           (MILLIONS)
Tenneco Inc. credit agreements........ 1996-1999   $2,400(b)    $346(c)  $2,054
Subsidiaries credit agreements........   Various      122         47         75
                                                   ------       ----     ------
                                                   $2,522       $393     $2,129
                                                   ======       ====     ======

--------
Notes:(a) Tenneco and its subsidiaries generally are required to pay commitment fees on the unused portion of the total commitment and facility fees on the total commitment.
    (b) In 1996, $400 million of these agreements expire; the remainder are committed through 1999. Of the total committed long-term credit facilities, $400 million are available to both Tenneco Inc. and Tenneco Finance.
    (c) Tenneco's committed long-term credit facilities support its commercial paper borrowings; consequently, the amount available under the committed long-term credit facilities is reduced by outstanding commercial paper borrowings.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

 Restrictions on the Payment of Dividends

  Tenneco Inc.'s credit agreements contain provisions that limit the amount of dividends paid on its common stock. At December 31, 1995, under the most restrictive provisions contained in these credit agreements, Tenneco Inc. had in excess of $300 million available for the payment of dividends.

  Tennessee Gas Pipeline Company ("Tennessee"), a wholly-owned consolidated subsidiary, is restricted as to the payment of dividends under certain of its notes and debentures. Under the provisions of such agreements, Tennessee had approximately $3.7 billion of unrestricted retained earnings at December 31, 1995 for payment of dividends. The payment of unrestricted amounts by Tennessee would not affect the amount of retained earnings of Tenneco Inc. available for dividends on common stock.

5. FINANCIAL INSTRUMENTS

  The carrying and estimated fair values of Tenneco's financial instruments by class at December 31, 1995 and 1994, were as follows:

                                                   1995             1994
                                              ---------------  ---------------
                                              CARRYING  FAIR   CARRYING  FAIR
                                               AMOUNT  VALUE    AMOUNT  VALUE
                                              -------- ------  -------- ------
                                                        (MILLIONS)
                                                   ASSETS (LIABILITIES)
Asset and Liability Instruments
  Cash and temporary cash investments........  $  354  $  354   $  405  $  405
  Receivables (customer and long-term).......   1,356   1,356    2,604   2,604
  Accounts payable (trade)...................  (1,102) (1,102)  (1,053) (1,053)
  Short-term debt (excluding current
   maturities)...............................    (488)   (488)     (52)    (52)
  Long-term debt (including current
   maturities)...............................  (4,171) (4,759)  (4,063) (4,286)
Instruments With Off-Balance-Sheet Risk
  Derivative
    Interest rate swaps:
      In a net receivable position...........      --      10       --      --
      In a net payable position..............      --     (22)      --     (30)
    Foreign currency contracts...............       5       4       15      20
    Natural gas swaps, futures and options...      --       3       --      (5)
  Non-derivative
    Financial guarantees.....................      --     (30)      --     (50)

 Asset and Liability Instruments

  The fair value of cash and temporary cash investments, receivables, accounts payable, and short-term debt in the above table was considered to be the same as or was not determined to be materially different from the carrying amount. At December 31, 1995 and 1994, respectively, Tenneco's aggregate customer and long-term receivable balance was concentrated by industry segment as follows:
Tenneco Automotive, 28% and 15%; Tenneco Energy, 14% and 11%; Tenneco Packaging, 9% and 11%; Newport News Shipbuilding, 9% and 8%; United States retail farm and construction equipment receivables held by Tenneco Credit Corporation, 33% and 30%; all other amounts were not significant.

  Long-term debt--The fair value of fixed-rate long-term debt was based on the market value of debt with similar maturities and interest rates; the carrying amount of floating-rate debt was assumed to approximate its fair value.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

 Instruments With Off-Balance-Sheet Risk

 Derivative

  Interest Rate Swaps--The fair value of interest rate swaps was based on the cost that would have been incurred to buy out those swaps in a loss position and the consideration that would have been received to terminate those swaps in a gain position. At December 31, 1995 and 1994, Tenneco was a party to swaps with a notional value of $1.5 billion and $1.6 billion, respectively. At December 31, 1995, $750 million were in a net receivable position and $795 million were in a net payable position. At December 31, 1994, the entire $1.6 billion was in a net payable position. Notional amounts associated with these swaps do not represent future cash payment requirements. These contractual amounts are only used as a base to measure amounts to be exchanged at specified settlement dates.

  Consistent with its overall policy, Tenneco uses these instruments from time to time only to hedge known, quantifiable risks arising from fluctuations in interest rates. The counterparties to these interest rate swaps are major international financial institutions. The risk associated with counterparty default on interest rate swaps is measured as the cost of replacing, at the prevailing market rates, those contracts in a gain position. In the event of non-performance by the counterparties, the cost to replace outstanding interest rate swaps at December 31, 1995 and 1994, would not have been material.

  Foreign Currency Contracts--Tenneco utilizes foreign exchange forward contracts and foreign currency interest rate swaps to hedge certain translation effects of Tenneco's investment in net assets in certain foreign subsidiaries. Pursuant to these arrangements, Tenneco recognized aggregate after-tax translation gains (losses) of $3 million, $(2) million and $5 million for 1995, 1994 and 1993, respectively, which have been included in the balance sheet caption, "Cumulative translation adjustments."

  In the normal course of business, Tenneco and its foreign subsidiaries also routinely enter into various foreign currency forward purchase and sale contracts to hedge the transaction effect of exchange rate movements on receivables and payables denominated in foreign currencies. These foreign currency contracts generally mature in one year or less.

  In managing its foreign currency exposures, Tenneco identifies naturally occurring offsetting positions and then hedges residual exposures. The following table summarizes by major currency the contractual amounts of foreign currency contracts utilized by Tenneco:

                                                     NOTIONAL AMOUNT
                                            -----------------------------------
                                                                 DECEMBER 31,
                                            DECEMBER 31, 1995        1994
                                            ------------------- ---------------
                                             PURCHASE   SELL    PURCHASE  SELL
                                            ---------- -------- -------- ------
                                                       (MILLIONS)
Foreign currency contracts (in US$):
  Australian Dollars.......................   $      1     $202  $   94  $   26
  British Pounds...........................         81      125     277     964
  Canadian Dollars.........................         23       50      81      74
  French Francs............................         44       16      94      15
  U.S. Dollars.............................        240       81     244     377
  Other....................................        127       83     274     123
                                              -------- --------  ------  ------
                                              $    516 $    557  $1,064  $1,579
                                              ======== ========  ======  ======

  Based on exchange rates at December 31, 1995 and 1994, the cost of replacing these contracts in the event of non-performance by the counterparties would not have been material.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Price Risk Management--Tenneco uses exchange-traded futures and option contracts and over-the-counter option and swap contracts to reduce its exposure to fluctuations in the prices of natural gas. The fair value of these contracts is based upon the estimated consideration that would be received to terminate those contracts in a gain position and the estimated cost that would be incurred to terminate those contracts in a loss position. As of December 31, 1995 and 1994, these contracts, maturing through 1997 and 1996, respectively, had an absolute notional contract quantity of 321 Bcf and 187 Bcf, respectively. Since the contracts described above are designated as hedges whose fair values correlate to price movements of natural gas, any gains or losses on the contracts resulting from market changes will be offset by losses or gains on the hedged transactions. Tenneco has off-balance sheet risk of credit loss in the event of non-performance by counterparties to all over-the-counter contracts. However, Tenneco does not anticipate non-performance by the counterparties.

 Non-derivative

  Guarantees--At December 31, 1995 and 1994, Tenneco had guaranteed payment and performance of approximately $30 million and $50 million, respectively, primarily with respect to letters of credit and other guarantees supporting various financing and operating activities.

6. FEDERAL ENERGY REGULATORY COMMISSION ("FERC") REGULATORY MATTERS

 Restructuring Proceedings

  Pursuant to Order 636 issued by the FERC on April 8, 1992, Tennessee implemented revisions to its tariff, effective on September 1, 1993, which restructured its transportation, storage and sales services to convert Tennessee from primarily a merchant to primarily a transporter of gas. As a result of this restructuring, Tennessee's gas sales declined while certain obligations to producers under long-term gas supply contracts continued, causing Tennessee to incur significant restructuring transition costs. Pursuant to the provisions of Order 636 allowing for the recovery of transition costs related to the restructuring, Tennessee has made filings to recover gas supply realignment ("GSR") costs resulting from remaining gas purchase obligations, costs related to its Bastian Bay facilities, the remaining unrecovered balance of purchased gas ("PGA") costs and the "stranded" cost of Tennessee's continuing contractual obligation to pay for capacity on other pipeline systems ("TBO costs").

  Tennessee's filings to recover costs related to its Bastian Bay facilities have been rejected by the FERC based on the continued use of the gas production from the field; however, the FERC recognized the ability of Tennessee to file for the recovery of losses upon disposition of these assets. Tennessee has filed for appellate review of the FERC actions and is confident that the Bastian Bay costs will ultimately be recovered as transition costs under Order 636; the FERC has not contested the ultimate recoverability of these costs.

  The filings implementing Tennessee's recovery mechanisms for the following transition costs were accepted by the FERC effective September 1, 1993; recovery is subject to refund pending FERC review and approval for eligibility:
1) direct-billing of unrecovered PGA costs to its former sales customers over a twelve-month period; 2) recovery of TBO costs, which Tennessee is obligated to pay under existing contracts, through a surcharge from firm transportation customers, adjusted annually; and 3) GSR cost recovery of 90% of such costs over a period of up to 36 months from firm transportation customers and recovery of 10% of such costs from interruptible transportation customers over a period of up to 60 months.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Following negotiations with its customers, Tennessee filed in July 1994 with the FERC a Stipulation and Agreement (the "PGA Stipulation"), which provides for the recovery of PGA costs of approximately $100 million and the recovery of costs associated with the transfer of storage gas inventory to new storage customers in Tennessee's restructuring proceeding. The PGA Stipulation eliminates all challenges to the PGA costs, but establishes a cap on the charges that may be imposed upon former sales customers. On November 15, 1994, the FERC issued an order approving the PGA Stipulation and resolving all outstanding issues. On April 5, 1995, the FERC issued its order on rehearing affirming its initial approval of the PGA Stipulation. Tennessee implemented the terms of the PGA Stipulation and made refunds in May 1995. The refunds had no material effect on Tenneco's reported net income. The orders approving the PGA Stipulation have been appealed to the D.C. Circuit Court of Appeals by certain customers. Tennessee believes the FERC orders approving the PGA Stipulation will be upheld on appeal.

  Tennessee is recovering through a surcharge, subject to refund, TBO costs formerly incurred to perform its sales function, pending FERC review of data submitted by Tennessee. The FERC subsequently issued an order requiring Tennessee to refund certain costs from this surcharge. Tennessee is appealing this decision and believes such appeal will likely be successful.

  With regard to Tennessee's GSR costs, Tennessee, along with three other pipelines, executed four separate settlement agreements with Dakota Gasification Company and the U.S. Department of Energy and initiated four separate proceedings at the FERC seeking approval to implement the settlement agreements. The settlement resolved litigation concerning purchases made by Tennessee of synthetic gas produced from the Great Plains Coal Gasification plant ("Great Plains"). The FERC previously ruled that the costs related to the Great Plains project are eligible for recovery through GSR and other special recovery mechanisms and that the costs are eligible for recovery for the duration of the term of the original gas purchase agreements. On October 18, 1994, the FERC consolidated the four proceedings and set them for hearing before an administrative law judge ("ALJ"). The hearing, which concluded in July 1995, was limited to the issue of whether the settlement agreements are prudent. The ALJ concluded, in his initial decision issued in December 1995, that the settlement was imprudent. Tennessee has filed exceptions to this initial decision and believes that this decision will not impair Tennessee's recovery of the costs resulting from this contract. The FERC has committed to issuing a final order by December 31, 1996.

  Also related to Tennessee's GSR costs, on October 14, 1993, Tennessee was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that Tennessee had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. An amendment to the pleading seeks $1.5 billion from Tennessee for alleged damages caused by Tennessee's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. Tennessee filed a motion for summary judgment, asserting that the Texas statutes of frauds precluded the plaintiffs from adding new production or acreage to the contract. On May 4, 1995, the trial court granted Tennessee's motion for summary judgment; the plaintiffs have filed a notice of appeal. Thereafter, ICA and TransTexas filed a motion for summary judgment on a separate issue involving the term "committed reserves" and whether Tennessee has a contractual obligation to purchase gas produced from a lease not described in the gas contract. On November 8, 1995, the trial court granted ICA's and TransTexas' motion in part. That order, which would be finalized upon conclusion of the trial, also held that ICA's and TransTexas' rights are subject to certain limitations of the Texas Business and Commerce Code. In addition to these defenses, which are to be resolved at trial, Tennessee has other defenses which it has asserted and intends to pursue. Tennessee has

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES filed a Motion to Clarify the November 8, 1995 order together with a new motion for partial summary judgment concerning the committed reserve issue. The November 8, 1995 ruling does not affect the trial court's previous May 4, 1995 order granting summary judgment to Tennessee.

  Tennessee has been engaged in separate settlement and contract reformation discussions with holders of certain gas purchase contracts who have sued Tennessee. Although Tennessee believes that its defenses in the underlying gas purchase contract actions are meritorious, Tennessee accrued amounts in the first quarter of 1995 which it believes are adequate to cover the resolution of these matters. On August 1, 1995, the Texas Supreme Court affirmed a ruling of the Court of Appeals favorable to Tennessee in one of these matters and indicated that it would remand the case to the trial court. Motions for rehearing have been filed by the producers. As of the date hereof, the court had not ruled on those motions and mandate had not been issued.

  As of December 31, 1995, Tennessee has deferred GSR costs yet to be recovered from its customers of approximately $462 million, net of $316 million previously recovered from its customers, subject to refund. A proceeding before a FERC ALJ is scheduled to commence in early 1996 to determine whether Tennessee's GSR costs are eligible for cost recovery. The FERC has generally encouraged pipelines to settle such issues through negotiations with customers. Although Order 636 provides for complete recovery by pipelines of eligible and prudently incurred transition costs, certain customers have challenged the prudence and eligibility of Tennessee's GSR costs and Tennessee has engaged in settlement discussions with its customers concerning the amount of such costs in response to the FERC and customer statements acknowledging the desirability of such settlements.

  Given the uncertainty over the results of ongoing discussions between Tennessee and its customers related to the recovery of GSR costs and the uncertainty related to predicting the outcome of its gas purchase contract reformation efforts and the associated litigation, Tenneco is unable to predict the timing or the ultimate impact that the resolution of these issues will have on its consolidated financial position or results of operations.

 Rate Proceedings

  On December 30, 1994, Tennessee filed for a general rate increase (the "1995 Rate Case"). On January 25, 1995, the FERC accepted the filing, suspended its effectiveness for the maximum period of five months pursuant to normal regulatory process, and set the matter for hearing. On July 1, 1995, Tennessee began collecting rates, subject to refund, reflecting an $87 million increase in Tennessee's annual revenue requirement. Settlement discussions with the FERC staff and customers regarding 1995 Rate Case issues, including structural rate design and increased revenue requirements, are ongoing and Tennessee is reserving revenues it believes adequate to cover any refunds that may be required upon final settlement of this proceeding. A hearing is scheduled to commence in March 1996.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

7. INCOME TAXES

  The domestic and foreign components of income from continuing operations before income taxes are as follows:

                                                                 YEARS ENDED
                                                                 DECEMBER 31
                                                               ----------------
                                                                1995  1994 1993
                                                               ------ ---- ----
                                                                  (MILLIONS)
      U.S. income before income taxes......................... $  907 $766 $530
      Foreign income before income taxes......................    123  206  140
                                                               ------ ---- ----
      Income before income taxes.............................. $1,030 $972 $670
                                                               ====== ==== ====

  Following is a comparative analysis of the components of consolidated income tax expense applicable to continuing operations:

                                                                 YEARS ENDED
                                                                 DECEMBER 31
                                                                ---------------
                                                                1995 1994  1993
                                                                ---- ----  ----
                                                                  (MILLIONS)
      Current--
        U.S.................................................... $  1 $(18) $ 50
        State and local........................................   45   42    56
        Foreign................................................   66   98    30
                                                                ---- ----  ----
                                                                 112  122   136
                                                                ---- ----  ----
      Deferred--
        U.S....................................................  150  211   121
        State and local........................................   10   14    11
        Foreign................................................    1  (46)  (11)
                                                                ---- ----  ----
                                                                 161  179   121
                                                                ---- ----  ----
      Income tax expense....................................... $273 $301  $257
                                                                ==== ====  ====

  Following is a reconciliation of income taxes computed at the U.S. federal income tax rate (35% for all years presented) to the income tax expense from continuing operations reflected in the Statements of Income:

                                                               YEARS ENDED
                                                               DECEMBER 31
                                                              ----------------
                                                              1995  1994  1993
                                                              ----  ----  ----
                                                                (MILLIONS)
Tax expense computed at the U.S. federal income tax rate..... $360  $340  $235
Increases (reductions) in income tax expense resulting from:
  Foreign income taxed at different rates and foreign losses
   with no tax benefit.......................................   14    30    26
  Permanent differences on sale of businesses................   18   (48)   (6)
  State and local taxes on income, net of U.S. federal income
   tax benefit...............................................   36    36    43
  U.S. federal income tax rate change........................   --    --     8
  Realization of unrecognized deferred tax assets............ (174)  (42)  (37)
  Other......................................................   19   (15)  (12)
                                                              ----  ----  ----
Income tax expense........................................... $273  $301  $257
                                                              ====  ====  ====

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  The components of Tenneco's net deferred tax liability at December 31, 1995 and 1994, were as follows:

                                                                 1995    1994
                                                                ------  ------
                                                                 (MILLIONS)
Deferred tax assets--
  Tax loss carryforwards....................................... $  246  $  356
  Postretirement benefits other than pensions..................    181     181
  GSR reserve..................................................    141      --
  Environmental reserve........................................     76      83
  Other........................................................    135     183
  Valuation allowance..........................................   (200)   (374)
                                                                ------  ------
    Net deferred tax asset.....................................    579     429
                                                                ------  ------
Deferred tax liabilities--
  Tax over book depreciation...................................    801     798
  Pension......................................................    175     163
  Asset related to GSR costs of operations regulated by the
   FERC........................................................    141      --
  Long-term shipbuilding contracts.............................     62      54
  Debt related items...........................................     43      44
  Book versus tax gains and losses on asset disposals..........     86     475
  Other........................................................    194     282
                                                                ------  ------
    Total deferred tax liability...............................  1,502   1,816
                                                                ------  ------
Net deferred tax liability..................................... $  923  $1,387
                                                                ======  ======

  As reflected by the valuation allowance in the table above, Tenneco had potential tax benefits of $200 million and $374 million at December 31, 1995 and 1994, respectively, which were not recognized in the Statements of Income when generated. These benefits resulted primarily from tax loss carryforwards which are available to reduce future tax liabilities. During 1995, Tenneco reduced its deferred tax asset valuation allowance due to the recognition of tax loss carryforwards utilized to offset income taxes payable on asset and investment dispositions.

  At December 31, 1995, Tenneco had tax benefits of $163 million related to U.S. capital loss carryforwards which expire in 1999 and $83 million from foreign net operating loss carryforwards which will carry forward indefinitely.

8. INVESTMENT IN AFFILIATED COMPANIES

  Tenneco holds investments in various affiliates which are accounted for on the equity method of accounting. The principal equity method investments during 1995 and 1994 were Tenneco's investment in Case common stock and its 50% investment in Kern River. As previously discussed, during 1995, Tenneco reduced its total ownership in Case from 44% to 21% and sold its investment in Kern River. Additionally, Case was not accounted for by the equity method of accounting until December 1994, when Tenneco's total ownership in Case was reduced below 50%. At December 31, 1995, the quoted market value of Tenneco's 21% investment in Case was approximately $694 million.

  At December 31, 1995, Tenneco's retained earnings included equity in undistributed earnings and cumulative translation adjustments from equity method investments of $113 million and $(4) million, respectively; at December 31, 1994, the corresponding amounts were $154 million and $(29) million, respectively. Dividends and distributions received from affiliates accounted for on the equity method were $60 million, $50 million and $45 million during 1995, 1994 and 1993, respectively.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Summarized financial information of Tenneco's proportionate share of 50% or less owned companies accounted for by the equity method of accounting as of December 31, 1995, 1994 and 1993, and for the years then ended is as follows:

                                                              1995   1994  1993
                                                             ------ ------ ----
                                                                 (MILLIONS)
Current assets.............................................. $  683 $1,249 $161
Non-current assets..........................................  1,103  2,133  970
Short-term debt.............................................    336    278   36
Other current liabilities...................................    338    676  100
Long-term debt..............................................    341  1,147  510
Other non-current liabilities...............................    151    284   15
Equity in net assets........................................    620    997  470
Revenues and other income...................................  1,975    738  581
Costs and expenses..........................................  1,799    684  529
Net income..................................................    176     54   52

--------
Note: The above table reflects Tenneco's 44% ownership in Case from December
      1994 through July 1995, and the remaining 21% ownership in Case for August 1995 and subsequent periods. In addition, balance sheet amounts related to Kern River are not included in the table above as of December 31, 1995 due to the sale discussed above.

9. COMMON STOCK

  Tenneco Inc. has authorized 350 million shares ($5.00 par value) of common stock, and 191,351,615 and 191,335,193 shares were issued at December 31, 1995 and 1994, respectively. At December 31, 1995, the SECT held 4,358,084 shares which are included in the issued shares quoted above. Treasury stock held by Tenneco was 16,422,619 and 3,617,510 shares at the respective dates.

 Stock Repurchase Plans

  Tenneco completed the $500 million common stock repurchase program initiated in December 1994. In 1995, Tenneco announced two additional repurchase programs, one for up to 3 million shares and another for 2.5 million shares. Purchases executed through the programs were made in the open market or in negotiated purchases. Under these programs, approximately 14.3 million shares have been acquired at a total cost of $646 million and are included in "Shares held as treasury stock, at cost" on the balance sheet at December 31, 1995.

 Reserved

  At December 31, 1995, the shares of Tenneco Inc. common stock reserved for issuance were as follows:

      ORIGINAL ISSUE SHARES
      Restricted Stock Plan...........................................   323,706
      Stock Option Plan............................................... 3,241,573
      Performance Unit Plan........................................... 1,654,494
      Other...........................................................    35,820
                                                                       ---------
                                                                       5,255,593
                                                                       =========
      TREASURY STOCK
      Dividend Reinvestment Plan......................................   640,456
                                                                       =========

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

 Stock Plans

  1994 Tenneco Inc. Stock Ownership Plan--In May 1994, Tenneco adopted the Stock Ownership Plan effective as of December 8, 1993. This plan provides Tenneco the latitude to grant a variety of awards, such as common stock, stock equivalent units, dividend equivalents, performance units, stock appreciation rights ("SARs") and stock options, to officers and key employees of the Tenneco companies. The plan requires that options and SARs be granted at not less than the fair market value of a share of common stock on the grant date. The plan also requires that no award granted shall vest in less than six months after the grant date. The Company can issue 8,400,000 shares of common stock under this plan, which will terminate December 31, 1998. At December 31, 1995, 620,030 restricted shares and 19,705 restricted units at an average price of $48.18 per share and 110,500 stock equivalent units were outstanding under this plan at an average price of $49.63 per share.

  1988 Key Employee Restricted Stock Plan--At December 31, 1995, 524,688 restricted shares and 11,895 restricted units were outstanding under this plan at an average price of $43.82 per share. These awards generally require, among other things, that the employee remain an employee of Tenneco during the restriction period. This plan was superseded by the 1994 Tenneco Inc. Stock Ownership Plan.

  Under another arrangement, 300 shares (250 shares for years prior to 1995) of restricted stock or restricted units are issued annually to each member of the Board of Directors who is not also an officer of Tenneco. At December 31, 1995, 13,000 restricted shares and no restricted units were outstanding under this program at an average price of $45.51 per share.

  Options and Stock Appreciation Rights--Tenneco Inc. has granted stock options and stock appreciation rights to key employees under a prior plan. The options and SARs became exercisable over four years and lapse after ten years from the date of grant. The prior plan was superseded by the 1994 Tenneco Inc. Stock Ownership Plan.

  The following table reflects the status and activity for all stock options issued by Tenneco Inc., including those outside the option plans discussed above, for the periods indicated:

                                   1995                    1994                   1993
                          ----------------------- ----------------------- ---------------------
                           SHARES                  SHARES                 SHARES
                            UNDER                   UNDER                  UNDER
      STOCK OPTIONS        OPTION   OPTION PRICES  OPTION   OPTION PRICES OPTION  OPTION PRICES
      -------------       --------- ------------- --------- ------------- ------- -------------
Outstanding, beginning
 of year................  2,084,942 $36.44-$57.50   434,114 $36.44-$53.13 434,379 $34.94-$53.13
Granted--Options........  1,493,505 $42.88-$49.13 1,718,320 $45.75-$57.50  75,000        $48.69
Exercised--Options......      2,700 $39.06-$42.88     2,250 $39.06-$41.13   3,942 $34.94-$41.13
   --SARs...............     45,215 $39.06-$42.13    28,832 $39.06-$48.38  68,347 $34.94-$48.38
Cancelled...............    511,416            --    36,410            --   2,976            --
                          --------- ------------- --------- ------------- ------- -------------
Outstanding, end of
 year...................  3,019,116 $36.44-$53.94 2,084,942 $36.44-$57.50 434,114 $36.44-$53.13
                          ========= ============= ========= ============= ======= =============
Exercisable at end of
 year...................    846,889 $36.44-$53.94   471,732 $36.44-$53.13 275,780 $36.44-$53.13
                          ========= ============= ========= ============= ======= =============

  For the years ended December 31, 1995, 1994 and 1993, compensation expense for these stock plans was not material.

  Employee Stock Purchase Plan--In June 1992, Tenneco initiated an Employee Stock Purchase Plan. The Plan allows U.S. and Canadian Tenneco employees to purchase Tenneco Inc. common stock at a 15% discount. Each year employees in the plan may purchase shares with a discounted value not to exceed $21,250. Tenneco reserved 5,000,000 shares of treasury stock to be issued through this plan. At December 31, 1995, 1,844,461 shares had been issued to participants and the remaining shares are held by the SECT for issuance to employees in this plan.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

 Stock Employee Compensation Trust

  In November 1992, Tenneco established the SECT to fund a portion of its obligations arising from its various employee compensation and benefit plans. Tenneco issued 12,000,000 shares of treasury stock to the SECT in exchange for a promissory note of $432 million that bears interest at the rate of 7.8% per annum. The SECT has a five-year life during which it will utilize the common stock to satisfy those obligations. At December 31, 1995, 7,641,916 shares had been utilized.

 Shareholder Rights Plan

  In 1988, Tenneco Inc. adopted a Shareholder Rights Plan ("the Plan") to deter coercive takeover tactics and to prevent a potential acquiror from gaining control of Tenneco without offering a fair price to all Tenneco Inc. shareholders. Under the Plan, each outstanding share of Tenneco Inc. common stock received one Purchase Right, exercisable at $130, subject to adjustment. In the event a person or group acquires 20% or more of the outstanding Tenneco Inc. common stock other than pursuant to an offer for all shares of such common stock which is fair and in the best interests of Tenneco Inc. and its shareholders, or has in the judgment of the Tenneco Inc. Board of Directors acquired a substantial amount of common stock under certain motives deemed adverse to Tenneco's best interests, each Purchase Right entitles the holder to purchase shares of common stock or other securities of Tenneco Inc. or, under certain circumstances, of the acquiring person, having a value of twice the exercise price. The Purchase Rights, under certain circumstances, are redeemable by Tenneco Inc. at a price of $.02 per Purchase Right. The Plan is scheduled to terminate in 1998.

 Dividend Reinvestment and Stock Purchase Plan

  Under the Tenneco Inc. Dividend Reinvestment and Stock Purchase Plan, holders of Tenneco Inc. common stock and $7.40 preferred stock may apply their cash dividends and optional cash investments to the purchase of shares of common stock.

10. PREFERRED STOCK

  At December 31, 1995, Tenneco Inc. had authorized 15,000,000 shares of preferred stock. In addition, Tenneco Inc. has an authorized class of stock consisting of 50,000,000 shares of junior preferred stock, without par value, none of which has been issued. Tenneco has reserved 3,500,000 shares of junior preferred stock for the Shareholder Rights Plan.

  The preferred stock issues outstanding at December 31, 1995, are as follows:

                                        SHARES    REDEMPTION PERIODS   OPTIONAL
                                      ISSUED AND  ------------------- REDEMPTION
                ISSUE                 OUTSTANDING OPTIONAL  MANDATORY   PRICE
                -----                 ----------- --------  --------- ----------
$7.40 preferred (no par value).......    587,270  1996-1998 1996-1998    $100
$4.50 preferred (no par value).......    803,723  1996-1999   1999       $100
                                       ---------
                                       1,390,993
                                       =========

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  The $7.40 and $4.50 preferred stock issues have a mandatory redemption value of $100 per share (an aggregate of $139 million and $159 million at December 31, 1995 and 1994, respectively). Tenneco recorded these preferred stocks at their fair value at the date of original issue (an aggregate of $250 million) and is making periodic accretions of the excess of the redemption value over the fair value at the date of issue. Such accretions are included in the income statement caption "Preferred stock dividends" as a reduction of net income to arrive at net income to common stock.

  During 1993, Tenneco retired the remainder of a variable rate preferred stock issue at the redemption price of $100 per share, or $17 million.

  The aggregate maturities applicable to preferred stock issues outstanding at December 31, 1995, are $20 million for each of the years 1996 and 1997, $19 million for 1998 and $80 million for 1999.

 Changes in Preferred Stock with Mandatory Redemption Provisions*

                                1995              1994              1993
                          ----------------- ----------------- -----------------
                           SHARES    AMOUNT  SHARES    AMOUNT  SHARES    AMOUNT
                          ---------  ------ ---------  ------ ---------  ------
                                   (MILLIONS EXCEPT SHARE AMOUNTS)
Balance January 1........ 1,586,764   $147  1,782,508   $163  2,084,796   $191
  Shares redeemed........  (195,771)   (20)  (195,744)   (20)  (302,288)   (31)
  Accretion of excess of
   redemption value over
   fair value at date of
   issue.................        --      3         --      4         --      3
                          ---------   ----  ---------   ----  ---------   ----
Balance December 31...... 1,390,993   $130  1,586,764   $147  1,782,508   $163
                          =========   ====  =========   ====  =========   ====

--------
* For additional information on Series A preferred stock see Statements of Changes in Shareowners' Equity.

11. MINORITY INTEREST

  At both December 31, 1995 and 1994, Tenneco reported minority interest in the balance sheet of $320 million. At December 31, 1995, $293 million of minority interest resulted from the December 1994 sale by Tenneco of a 25% preferred stock interest in Tenneco International Holding Corp. ("TIHC") to a financial investor. TIHC is a separate legal entity from Tenneco Inc. and holds certain assets including the capital stock of Tenneco Canada Inc., Monroe Europe N.V., Monroe Australia Proprietary Limited, Walker France S.A. and other subsidiaries included in the Tenneco Automotive segment. TIHC also holds financial obligations of Tenneco or guaranteed by Tenneco. For financial reporting purposes, the assets, liabilities and earnings of TIHC and its subsidiaries have continued to be consolidated in Tenneco's financial statements, and the investor's preferred stock interest has been recorded as "Minority interest" in the balance sheet.

  Dividends on the TIHC preferred stock are based on the issue price ($300 million) times a rate per annum equal to 1.12% over LIBOR and are payable quarterly in arrears on the last business day of each quarter commencing on March 31, 1995. For 1995, the weighted average rate paid on TIHC preferred stock was 7.30%. Additionally, beginning in 1996, the holder of the 12,000,000 shares of preferred stock will be entitled to receive, when and if declared by the Board of Directors of TIHC, participating dividends based on the operating income growth rate of TIHC. For financial reporting purposes, dividends paid by TIHC to its financial investors have been recorded in Tenneco's income statement as "Minority interest."

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

12. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

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

  The majority of Tenneco's postretirement benefit plans are not funded. In June 1994, two trusts were established to fund postretirement benefits for certain plan participants of the Tenneco Energy segment. The contributions are collected from customers in FERC approved rates. As of December 31, 1995, cumulative contributions were $10 million. Plan assets consist principally of fixed income securities.

  The funded status of the postretirement benefit plans reconciles with amounts recognized on the balance sheet at December 31, 1995 and 1994, as follows
(Note):

                                                                  1995   1994
                                                                  -----  -----
                                                                  (MILLIONS)
Actuarial present value of accumulated postretirement benefit obligation at September 30:
  Retirees....................................................... $ 512  $ 510
  Fully eligible active plan participants........................    48     46
  Other active plan participants.................................    64     61
                                                                  -----  -----
Total accumulated postretirement benefit obligation..............   624    617
Plan assets at fair value at September 30........................     3      2
                                                                  -----  -----
Accumulated postretirement benefit obligation in excess of plan assets at September 30..........................................  (621)  (615)
Claims paid during the fourth quarter............................    20     16
Unrecognized reduction of prior service obligations resulting from plan amendments............................................  (100)  (107)
Unrecognized net loss resulting from plan experience and changes
 in actuarial assumptions........................................   164    142
                                                                  -----  -----
Accrued postretirement benefit cost at December 31............... $(537) $(564)
                                                                  =====  =====

--------
Note: The accrued postretirement benefit cost has been recorded based upon certain actuarial estimates as described below. Those estimates are subject to revision in future periods given new facts or circumstances.

  In conjunction with the Case IPO in June 1994, active Case salaried employees were transferred from the Tenneco Inc. plans to new Case salaried plans, and Case hourly retirees were transferred from the Case hourly plans to the Tenneco Inc. plans. Amendments to reduce the cost of providing future benefits for Case hourly retirees were reflected at that time.

  In November 1994, through a secondary offering of Case stock, Tenneco's ownership in Case dropped below 50%. Therefore, all Case liabilities for the new Case plans are excluded from the Tenneco disclosure information beginning in 1994. Benefit costs for these plans have been included up to the date of the secondary offering (for all of 1993 and 11 months of 1994).

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  The net periodic postretirement benefit cost from continuing operations for the years 1995, 1994 and 1993 consist of the following components:

                                                                 1995  1994  1993
                                                                 ----  ----  ----
                                                                   (MILLIONS)
      Service cost for benefits earned during the year.......... $ 6   $11   $12
      Interest cost on accumulated postretirement benefit
       obligation...............................................  49    53    56
      Net amortization of unrecognized amounts.................. (13)  (12)   (4)
                                                                 ---   ---   ---
      Net periodic postretirement benefit cost.................. $42   $52   $64
                                                                 ===   ===   ===

  Tenneco recorded a pre-tax loss resulting from curtailments, settlements and special termination benefits under these plans of $3 million in 1994 related primarily to restructuring at Case.

  The initial weighted average assumed health care cost trend rate used in determining the 1995, 1994 and 1993 accumulated postretirement benefit obligation was 7%, 8% and 9%, respectively, declining to 5% in 1997 and remaining at that level thereafter.

  Increasing the assumed health care cost trend rate by one percentage-point in each year would increase the 1995, 1994 and 1993 accumulated postretirement benefit obligations by approximately $36 million, $34 million and $47 million, respectively, and would increase the aggregate of the service cost and interest cost components of the net postretirement benefit cost for 1995, 1994 and 1993 by approximately $4 million, $5 million and $10 million, respectively.

  The discount rates (which are based on long-term market rates) used in determining the 1995, 1994 and 1993 accumulated postretirement benefit obligations were 7.75%, 8.25% and 7.50%, respectively.

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

13. PENSION PLANS

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

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  The funded status of the plans reconciles with amounts recognized on the balance sheet at December 31, 1995 and 1994, as follows:

                                                    PLANS IN
                                     PLANS IN         WHICH
                                   WHICH ASSETS    ACCUMULATED
                                      EXCEED        BENEFITS
                                    ACCUMULATED      EXCEED        ALL PLANS
                                     BENEFITS        ASSETS         (NOTE)
                                   --------------  ------------  --------------
                                    1995    1994   1995   1994    1995    1994
                                   ------  ------  -----  -----  ------  ------
                                                 (MILLIONS)
Actuarial present value of bene-
 fits based on service to date
 and present pay levels at Sep-
 tember 30:
 Vested benefit obligation.......  $2,550  $2,733  $  35  $  27  $2,585  $2,760
 Non-vested benefit obligation...      93      88      4      2      97      90
                                   ------  ------  -----  -----  ------  ------
 Accumulated benefit obligation..   2,643   2,821     39     29   2,682   2,850
Additional amounts related to
 projected salary increases......     217     231      3      4     220     235
                                   ------  ------  -----  -----  ------  ------
Total projected benefit obliga-
 tion at September 30............   2,860   3,052     42     33   2,902   3,085
Plan assets at fair value at Sep-
 tember 30.......................   3,259   3,314      8     10   3,267   3,324
                                   ------  ------  -----  -----  ------  ------
Plan assets in excess of (less
 than) total projected benefit
 obligation at
 September 30....................     399     262    (34)   (23)    365     239
Contributions during the fourth
 quarter.........................       4      16     --     --       4      16
Unrecognized net (gain) loss
 resulting from plan experience
 and changes in actuarial
 assumptions.....................     160     255      2      3     162     258
Unrecognized prior service obli-
 gations resulting from plan
 amendments......................      84     155      1      1      85     156
Remaining unrecognized net obli-
 gation (asset) at initial appli-
 cation..........................    (143)   (203)     1      2    (142)   (201)
Adjustment recorded to recognize
 minimum liability...............      --      --     (2)    (3)     (2)     (3)
                                   ------  ------  -----  -----  ------  ------
Prepaid (accrued) pension cost at
 December 31.....................  $  504  $  485  $ (32) $ (20) $  472  $  465
                                   ======  ======  =====  =====  ======  ======

--------
Note: Assets of one plan may not be utilized to pay benefits of other plans.
   Additionally, the prepaid (accrued) pension cost has been recorded based upon certain actuarial estimates as described below. Those estimates are subject to revision in future periods given new facts or circumstances.

  In December 1993, all liabilities and assets were transferred from the Case Corporation Pension Plan for Hourly-Paid Employees ("Case Plan") to the Tenneco Inc. Retirement Plan. In June 1994, all future accruals for the salaried and hourly active Case employees were transferred from the Tenneco Inc. Retirement Plan to new Case plans. In November 1994, through a secondary offering of Case stock, Tenneco's ownership in Case dropped below 50%. Therefore, all domestic and foreign Case liabilities and assets in the new Case plans are excluded from the Tenneco disclosure information beginning in 1994. Pension cost (income) for these plans has been included up to the date of the secondary offering (for all of 1993 and 11 months of 1994).

  Net periodic pension costs (income) from continuing operations for the years 1995, 1994 and 1993 consist of the following components:

                                       1995         1994          1993
                                    -----------  ------------  -----------
                                                 (MILLIONS)
Service cost--benefits earned
 during the year...................       $  52         $  75        $  76
Interest accrued on prior year's
 projected benefit obligation......         214           225          216
Expected return on plan assets--
  Actual (return) loss............. (565)           35         (442)
  Unrecognized excess (deficiency)
   of actual return over expected
   return..........................  275          (335)         165
                                    ----         -----         ----
                                           (290)         (300)        (277)
Net amortization of unrecognized
 amounts...........................         (11)            3           (5)
                                          -----         -----        -----
Net periodic pension costs
 (income)..........................       $ (35)        $   3        $  10
                                          =====         =====        =====

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Pre-tax gains (losses) resulting from curtailments, settlements and special termination benefits under these plans were $(19) million and $(37) million for 1994 and 1993, respectively, all of which related primarily to restructuring at Case.

  The weighted average discount rates (which are based on long-term market rates) used in determining the 1995, 1994 and 1993 actuarial present value of the benefit obligations were 7.8%, 8.4% and 7.6%, respectively. The rate of increase in future compensation was 5.0%, in 1995 and 1994, and 5.1% in 1993. The weighted average expected long-term rate of return on plan assets was 10.0% in 1995 and 1994 and 9.9% in 1993.

14. SEGMENT AND GEOGRAPHIC AREA INFORMATION

  Tenneco is a diversified industrial conglomerate with multinational operations. Tenneco's principal business segments are as follows:


  Tenneco Automotive--       International manufacturer of exhaust system
                             parts and ride control products for automobiles, which are sold in both the original equipment and replacement markets.

  Tenneco Energy--           Transporter and marketer of natural gas,
                             operating in both the regulated and nonregulated environments. Additionally, holds interests in international natural gas pipelines and domestic power generation projects.

  Tenneco Packaging--        Manufacturer of packaging materials, cartons,
                             containers and specialty packaging products for consumer and commercial markets.

  Newport News               Primary business includes the design,
  Shipbuilding--             construction and repair of U.S. Naval ships and
                             submarines, and commercial vessels.

  In addition to the principal business segments above, Tenneco also holds a 21% ownership interest in Case, a leading manufacturer of farm and construction equipment with primary operations in the U.S. and European Union. During 1995, Tenneco sold its Albright & Wilson chemicals segment, which was involved in the production of phosphorous chemicals and surfactants, as well as a range of specialty chemicals. For more discussion of Tenneco's farm and construction equipment and chemicals segments, see Notes 1 and 3.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  The following tables summarize certain segment and geographic information of Tenneco's businesses:

                                                     SEGMENT
                          ---------------------------------------------------------------
                                                               FARM AND                     RECLASS.
                          AUTO-                      SHIP-   CONSTRUCTION                      AND     CONSOL-
       (MILLIONS)         MOTIVE  ENERGY  PACKAGING BUILDING EQUIPMENT(C) CHEMICALS OTHER  ELIMINATION IDATED
       ----------         ------  ------  --------- -------- ------------ --------- -----  ----------- -------
AT DECEMBER 31, 1995, AND FOR THE YEAR THEN ENDED
Net sales and operating
 revenues(a)............  $2,479  $1,916   $2,752    $1,756     $   --       $--    $   5     $ (9)    $ 8,899
                          ======  ======   ======    ======     ======       ===    =====     ====     =======
Operating profit........     248     286      440       172         --        --      136       --       1,282
Equity in net income of
 affiliated companies...       1      63       --        --        110        --        2       --         176
General corporate
 expenses...............      (9)    (16)     (10)      (12)        --        --      (42)      --         (89)
                          ------  ------   ------    ------     ------       ---    -----     ----     -------
Income before interest
 expense, income taxes
 and minority interest..     240     333      430       160        110        --       96       --       1,369
                          ======  ======   ======    ======     ======       ===    =====     ====     =======
Identifiable assets.....   1,890   4,122    3,359     1,439         --        --    2,322     (301)     12,831
Investment in affiliated
 companies..............       3     280        4         9        323        --        1       --         620
                          ------  ------   ------    ------     ------       ---    -----     ----     -------
   Total assets.........   1,893   4,402    3,363     1,448        323        --    2,323     (301)     13,451
                          ======  ======   ======    ======     ======       ===    =====     ====     =======
Depreciation, depletion
 and amortization.......      80     195      104        67         --        --        3       --         449
                          ======  ======   ======    ======     ======       ===    =====     ====     =======
Capital expenditures
 for continuing
 operations.............     208     334      316        77         --        --       41       --         976
                          ======  ======   ======    ======     ======       ===    =====     ====     =======
AT DECEMBER 31, 1994, AND FOR THE YEAR THEN ENDED
Net sales and operating
 revenues(a)............  $1,989  $2,378   $2,184    $1,753     $3,881       $--    $   3     $(14)    $12,174
                          ======  ======   ======    ======     ======       ===    =====     ====     =======
Operating profit........     231     379      217       213        339        --       14       --       1,393
Equity in net income
 (loss) of affiliated
 companies..............      --      52       --        --          3        --       (1)      --          54
General corporate
 expenses...............      (8)    (16)      (8)      (13)       (16)       --       (7)      --         (68)
                          ------  ------   ------    ------     ------       ---    -----     ----     -------
Income before interest
 expense, income taxes
 and minority interest..     223     415      209       200        326        --        6       --       1,379
                          ======  ======   ======    ======     ======       ===    =====     ====     =======
Identifiable assets.....   1,505   3,241    1,574     1,353         --        --    3,383     (353)     10,703
Investment in affiliated
 companies..............       2     359        3        --        530        --       --       --         894
Identifiable assets
 related to discontinued
 operations.............      --      --       --        --         --       849       --       (7)        842
Investment in affiliated
 companies related
 to discontinued
 operations.............      --      --       --        --         --       103       --       --         103
                          ------  ------   ------    ------     ------       ---    -----     ----     -------
   Total assets.........   1,507   3,600    1,577     1,353        530       952    3,383     (360)     12,542
                          ======  ======   ======    ======     ======       ===    =====     ====     =======
Depreciation, depletion
 and amortization.......      49     100       82        70        102        --        5       --         408
                          ======  ======   ======    ======     ======       ===    =====     ====     =======
Capital expenditures
 for continuing
 operations.............     113     331      166        29         83        --       14       --         736
                          ======  ======   ======    ======     ======       ===    =====     ====     =======

See notes on page 69

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                                     SEGMENT
                          ---------------------------------------------------------------
                                                               FARM AND                     RECLASS.
                          AUTO-                      SHIP-   CONSTRUCTION                      AND     CONSOL-
       (MILLIONS)         MOTIVE  ENERGY  PACKAGING BUILDING EQUIPMENT(C) CHEMICALS OTHER  ELIMINATION IDATED
       ----------         ------  ------  --------- -------- ------------ --------- -----  ----------- -------
AT DECEMBER 31, 1993, AND FOR THE YEAR THEN ENDED
Net sales and operating
 revenues(a)............  $1,785  $2,862   $2,042    $1,861     $3,748       $--    $   6     $(17)    $12,287
                          ======  ======   ======    ======     ======       ===    =====     ====     =======
Operating profit .......     230     376      146       238         98        --       26       --       1,114
Equity in net income
 (loss) of affiliated
 companies..............      --      49        2        --          2        --       (1)      --          52
General corporate
 expenses...............      (8)    (14)      (9)      (13)       (18)       --       (7)      --         (69)
                          ------  ------   ------    ------     ------       ---    -----     ----     -------
Income before interest
 expense, income taxes
 and minority interest..     222     411      139       225         82        --       18       --       1,097
                          ======  ======   ======    ======     ======       ===    =====     ====     =======
Identifiable assets.....   1,016   2,953    1,468     1,277      6,122        --    1,673     (392)     14,117
Investment in affiliated
 companies..............       4     307        6        --         90        --        1       --         408
Identifiable assets
 related to discontinued
 operations.............      70      --       --        --         --       721       --       (5)        786
Investment in affiliated
 companies related
 to discontinued
 operations.............      --      --       --        --         --        62       --       --          62
                          ------  ------   ------    ------     ------       ---    -----     ----     -------
   Total assets.........   1,090   3,260    1,474     1,277      6,212       783    1,674     (397)     15,373
                          ======  ======   ======    ======     ======       ===    =====     ====     =======
Depreciation, depletion
 and amortization.......      50     166       77        72        101        --        5       --         471
                          ======  ======   ======    ======     ======       ===    =====     ====     =======
Capital expenditures for
 continuing operations..      93     170      124        36        101        --        1       --         525
                          ======  ======   ======    ======     ======       ===    =====     ====     =======

                                GEOGRAPHIC AREA(C)(D)
                           --------------------------------
                                                             RECLASS.
                           UNITED          EUROPEAN  OTHER      AND     CONSOL-
       (MILLIONS)          STATES   CANADA  UNION   FOREIGN ELIMINATION IDATED
       ----------          -------  ------ -------- ------- ----------- -------
AT DECEMBER 31, 1995, AND
 FOR THE YEAR THEN ENDED
Net sales and operating
 revenues:
 Sales to unaffiliated
  customers(a)...........  $ 7,343  $ 149  $ 1,140   $ 267     $ --     $ 8,899
 Transfers among geo-
  graphic areas(b).......       74     43       27      34     (178)         --
                           -------  -----  -------   -----     ----     -------
   Total.................    7,417    192    1,167     301     (178)      8,899
                           =======  =====  =======   =====     ====     =======
Operating profit.........    1,166     20       77      19       --       1,282
Equity in net income of
 affiliated companies....      175     --        1      --       --         176
General corporate ex-
 penses..................      (89)    --       --      --       --         (89)
                           -------  -----  -------   -----     ----     -------
Income before interest
 expense, income taxes
 and
 minority interest.......    1,252     20       78      19       --       1,369
                           =======  =====  =======   =====     ====     =======
Identifiable assets......   11,083    207    1,079     769     (307)     12,831
Investment in affiliated
 companies...............      578      2        2      38       --         620
                           -------  -----  -------   -----     ----     -------
   Total assets..........   11,661    209    1,081     807     (307)     13,451
                           =======  =====  =======   =====     ====     =======

See notes on following page.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                GEOGRAPHIC AREA(C)(D)
                            -------------------------------
                                                             RECLASS.
                            UNITED         EUROPEAN  OTHER      AND     CONSOL-
        (MILLIONS)          STATES  CANADA  UNION   FOREIGN ELIMINATION IDATED
        ----------          ------  ------ -------- ------- ----------- -------
AT DECEMBER 31, 1994, AND
 FOR THE YEAR THEN ENDED
Net sales and operating
 revenues:
 Sales to unaffiliated
  customers(a)............  $9,492   $532   $1,656   $494      $ --     $12,174
 Transfers among geo-
  graphic areas(b)........     454     61      303     39      (857)         --
                            ------   ----   ------   ----      ----     -------
   Total..................   9,946    593    1,959    533      (857)     12,174
                            ======   ====   ======   ====      ====     =======
Operating profit..........   1,165     82       74     72        --       1,393
Equity in net income
 (loss) of affiliated com-
 panies...................      55     --       --     (1)       --          54
General corporate ex-
 penses...................     (68)    --       --     --        --         (68)
                            ------   ----   ------   ----      ----     -------
Income before interest ex-
 pense, income taxes and
 minority interest........   1,152     82       74     71        --       1,379
                            ======   ====   ======   ====      ====     =======
Identifiable assets.......   9,361    154    1,135    256      (203)     10,703
Investment in affiliated
 companies................     891     --       --      3        --         894
Identifiable assets re-
 lated to discontinued op-
 erations.................     176     43      602     42       (21)        842
Investment in affiliated
 companies related to
 discontinued operations..      26     --        3     74        --         103
                            ------   ----   ------   ----      ----     -------
   Total assets...........  10,454    197    1,740    375      (224)     12,542
                            ======   ====   ======   ====      ====     =======
AT DECEMBER 31, 1993, AND
 FOR THE YEAR THEN ENDED
Net sales and operating
 revenues:
 Sales to unaffiliated
  customers(a)............  $9,684   $598   $1,582   $423      $ --     $12,287
 Transfers among geo-
  graphic areas(b)........     484     36      293     28      (841)         --
                            ------   ----   ------   ----      ----     -------
   Total..................  10,168    634    1,875    451      (841)     12,287
                            ======   ====   ======   ====      ====     =======
Operating profit .........     949     87       13     65        --       1,114
Equity in net income
 (loss) of affiliated com-
 panies...................      51     --        4     (3)       --          52
General corporate ex-
 penses...................     (69)    --       --     --        --         (69)
                            ------   ----   ------   ----      ----     -------
Income before interest ex-
 pense, income taxes and
 minority interest........     931     87       17     62        --       1,097
                            ======   ====   ======   ====      ====     =======
Identifiable assets.......  11,622    726    1,703    439      (373)     14,117
Investment in affiliated
 companies................     403     --        2      3        --         408
Identifiable assets re-
 lated to discontinued op-
 erations.................     217     66      471     43       (11)        786
Investment in affiliated
 companies related to
 discontinued operations..      26     --        5     31        --          62
                            ------   ----   ------   ----      ----     -------
   Total assets...........  12,268    792    2,181    516      (384)     15,373
                            ======   ====   ======   ====      ====     =======

--------
Notes: (a) Contracts with U.S. government agencies (primarily shipbuilding contracts with the U.S. Navy) accounted for $1.7 billion, $1.8 billion and $1.9 billion for 1995, 1994 and 1993, respectively.
(b) Products are transferred between geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products.
(c) Case was reflected in Tenneco's financial statements using the equity method of accounting subsequent to November 1994. Reference is made to
      Note 1, "Summary of Accounting Policies--Consolidation and
      Presentation."
(d) As reflected above, Tenneco's segments principally market their products and services in the United States, with significant sales in the European Union and other foreign countries.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Tenneco is engaged in the sale of products for export from the United States. Such sales are reflected in the table below:

                                                                (MILLIONS)
                                                              --------------
    GEOGRAPHIC AREA               PRINCIPAL PRODUCTS          1995 1994 1993
    ---------------               ------------------          ---- ---- ----
Canada.................. Paperboard products, molded and
                          pressed pulp goods, corrugated
                          boxes, aluminum and plastics,
                          natural gas, farm and construction
                          equipment
                          (1994 and prior year).............. $ 87 $318 $380
European Union.......... Molded and pressed pulp goods,
                          paperboard products, corrugated
                          boxes, aluminum and plastics,
                          navigation aids (1993 only), farm
                          and construction equipment (1994
                          and prior year), tanker
                          construction and repair work (1995
                          only)..............................  164   98  127
Other Foreign........... Ride control systems, molded and
                          pressed pulp goods, paperboard
                          products, corrugated boxes,
                          aluminum and plastics, farm and
                          construction equipment (1994 and
                          prior year) .......................  113  204  208
                                                              ---- ---- ----
Total Export Sales........................................... $364 $620 $715
                                                              ==== ==== ====

15. COMMITMENTS AND CONTINGENCIES

 Capital Commitments

  Tenneco estimates that expenditures aggregating approximately $1.3 billion will be required after December 31, 1995, to complete facilities and projects authorized at such date, and substantial commitments have been made in connection therewith.

 Purchase Obligations

  In connection with the financing commitments of certain joint ventures, Tenneco has entered into unconditional purchase obligations for products and services of $145 million ($106 million on a present value basis) at December 31, 1995. Tenneco's annual obligations under these agreements are $22 million for the years 1996 through 2000. Payments under such obligations, including additional purchases in excess of contractual obligations, were $26 million, $34 million and $31 million for the years 1995, 1994 and 1993, respectively. In addition, in connection with the Great Plains coal gasification project (Dakota Gasification Company), Tennessee has contracted to purchase 30% of the output of the plant's original design capacity for a remaining period of 14 years. Tennessee has executed a settlement of this contract as a part of its gas supply realignment negotiations discussed in Note 6.

 Lease Commitments

  Tenneco holds certain of its facilities and equipment under long-term leases. The minimum rental commitments under non-cancelable operating leases with lease terms in excess of one year are $139 million, $128 million, $126 million, $113 million and $117 million for the years 1996, 1997, 1998, 1999 and 2000, respectively, and $868 million for subsequent years. Of these amounts, $81 million for 1996, $84 million for 1997, $93 million for 1998, $86 million for 1999, $92 million for 2000 and $689 million for subsequent years are lease payment commitments to GECC, John Hancock and Metropolitan Life for assets purchased from

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

Georgia-Pacific in January 1991 and leased to Tenneco Packaging. Commitments under capital leases were not significant to the accompanying financial statements. Total rental expense for continuing operations for the years 1995, 1994 and 1993, was $176 million, $197 million and $200 million, respectively, including minimum rentals under non-cancelable operating leases of $166 million, $189 million and $196 million for the corresponding periods.

 Litigation

  Reference is made to Note 6, "Federal Energy Regulatory Commission ("FERC") Regulatory Matters," for information concerning gas supply litigation. Tenneco Inc. and its subsidiaries are parties to numerous other legal proceedings arising from their operations. Tenneco believes that the outcome of these proceedings, individually and in the aggregate, will have no material effect on the financial position or results of operations of Tenneco Inc. and its consolidated subsidiaries.

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

  Tenneco has established a reserve for Tennessee's environmental expenses, which includes: 1) expected remediation expense and associated onsite, offsite and groundwater technical studies, 2) legal fees and 3) settlement of third party and governmental litigation, including civil penalties. Through December 31, 1995, Tenneco has charged approximately $147 million against the environmental reserve, excluding recoveries related to Tennessee's environmental settlement as discussed below. Of the remaining reserve, $38 million has been recorded on the balance sheet under "Payables-trade" and $126 million under "Deferred credits and other liabilities."

  Due to the current uncertainty regarding the further activity necessary for Tennessee to address the presence of the PCBs, the substances on the HS List and other substances of concern on its sites, including the requirements for additional site characterization, the actual amount of such substances at the sites, and the final, site-specific cleanup decisions to be made with respect to cleanup levels and remediation technologies, Tennessee cannot at this time accurately project what additional costs, if any, may arise from future characterization and remediation activities. While there are still many uncertainties relating to the ultimate costs which may be incurred, based upon Tennessee's evaluation and experience to date, Tenneco continues to believe that the recorded estimate for the reserve is adequate.

  Following negotiations with its customers, Tennessee in May 1995 filed with the FERC a separate Stipulation and Agreement (the "Environmental Stipulation") that addresses the recovery of environmental costs currently being recovered in its rates and also establishes a mechanism for recovering a substantial portion of the environmental costs that will be expended in the future. In November 1995, the FERC issued an order approving the Environmental Stipulation. Although one shipper on its system has filed for rehearing, Tennessee believes the Environmental Stipulation will be upheld. The effects of the Environmental Stipulation, which is effective as of July 1, 1995, have been recorded with no material effect on Tenneco's financial position or results of operations. As of December 31, 1995, the balance of the regulatory asset is $74 million.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Tenneco has completed settlements with and has received payments from the majority of its liability insurance policy carriers for remediation costs and related claims. Tenneco believes that the likelihood of recovery of a portion of its remediation costs and claims against the remaining carriers in its pending litigation is reasonably possible. In addition, Tennessee has settled its pending litigation against and received payment from the manufacturer of the PCB-containing lubricant. These recoveries have been considered in Tennessee's recording of its environmental settlement with its customers.

  Tenneco has identified other sites in its various operating divisions where environmental remediation expense may be required should there be a change in ownership, operations or applicable regulations. These possibilities cannot be predicted or quantified at this time and accordingly, no provision has been recorded. However, provisions have been made for all instances where it has been determined that the incurrence of any material remedial expense is reasonably possible. Tenneco believes that the provisions recorded for environmental exposures are adequate based on current estimates.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           INCOME                     INCOME
                                       BEFORE INTEREST             (LOSS) FROM                   CUMULATIVE
                             NET SALES    EXPENSE,                 DISCONTINUED               EFFECT OF CHANGE
                                AND     INCOME TAXES   INCOME FROM OPERATIONS,  EXTRAORDINARY  IN ACCOUNTING
        QUARTER              OPERATING  AND MINORITY   CONTINUING     NET OF    LOSS, NET OF   PRINCIPLE, NET   NET
       (MILLIONS)            REVENUES     INTEREST     OPERATIONS   INCOME TAX   INCOME TAX    OF INCOME TAX   INCOME
       ----------            --------- --------------- ----------- ------------ ------------- ---------------- ------
1995.................... 1st  $ 2,163      $  324         $ 153       $  --         $  --           $ --        $153
                         2nd    2,198         369           185          --            --             --         185
                         3rd    2,136         377           214          --            --             --         214
                         4th    2,402         299           183          --            --             --         183
                              -------      ------         -----       -----         -----           ----        ----
                              $ 8,899      $1,369         $ 735       $  --         $  --           $ --        $735
                              =======      ======         =====       =====         =====           ====        ====
1994.................... 1st  $ 3,049      $  294          $121       $   1         $  --           $(39)       $ 83
                         2nd    3,258         375           161         (14)           (5)            --         142
                         3rd    3,049         347           150           1            --             --         151
                         4th    2,818         363           209        (177)           --             --          32
                              -------      ------         -----       -----         -----           ----        ----
                              $12,174      $1,379         $ 641       $(189)        $  (5)          $(39)       $408
                              =======      ======         =====       =====         =====           ====        ====

                      EARNINGS (LOSS) PER AVERAGE SHARE OF COMMON STOCK
              -----------------------------------------------------------------
                                                    CUMULATIVE EFFECT OF
              CONTINUING DISCONTINUED EXTRAORDINARY CHANGE IN ACCOUNTING  NET
 QUARTER      OPERATIONS  OPERATIONS      LOSS           PRINCIPLE       INCOME
 -------      ---------- ------------ ------------- -------------------- ------
1995..... 1st  $   .84     $    --       $   --            $  --         $ .84
          2nd     1.05          --           --               --          1.05
          3rd     1.23          --           --               --          1.23
          4th     1.05          --           --               --          1.05
               -------     -------       ------            -----         -----
               $  4.16     $    --       $   --            $  --         $4.16
               =======     =======       ======            =====         =====
1994..... 1st  $   .66     $   .01       $   --            $(.22)        $ .45
          2nd      .88        (.08)        (.03)              --           .77
          3rd      .81         .01           --               --           .82
          4th     1.14        (.98)          --               --           .16
               -------     -------       ------            -----         -----
               $  3.49     $ (1.04)      $ (.03)           $(.22)        $2.20
               =======     =======       ======            =====         =====

-------
Notes: Reference is made to Notes 2, 3 and 9 for discussion of items affecting quarterly results.
    The sum of the quarters may not equal the total of the respective year's earnings per share due to the issuance or repurchase of shares throughout the year.

      (The preceding notes are an integral part of the foregoing financial statements.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There has been no change in accountants during 1995 or 1994, nor has there been any disagreement on any matter of accounting principles or practices or financial disclosure which in either case is required to be reported pursuant to this Item 9.

                                    PART III

  Item 10, "Directors and Executive Officers of the Registrant," Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," have been omitted from this report inasmuch as Tenneco Inc. will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the Annual Meeting of Stockholders of Tenneco Inc. to be held on May 14, 1996, at which meeting the stockholders will vote upon the election of directors. The information under the caption "Election of Directors" in such Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                    FINANCIAL STATEMENTS INCLUDED IN ITEM 8

  See "Index to Financial Statements of Tenneco Inc. and Consolidated Subsidiaries" set forth in Item 8, "Financial Statements and Supplementary Data."

        INDEX TO FINANCIAL STATEMENTS AND SCHEDULES INCLUDED IN ITEM 14

                                                                           PAGE
                                                                           ----
Schedules of Tenneco Inc. and Consolidated Subsidiaries--
  Schedule I--Condensed financial information of registrant...............  74
  Schedule II--Valuation and qualifying accounts--three years ended
   December 31, 1995......................................................  79

               SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE

                  Schedule III--Real estate and accumulated depreciation

                  Schedule IV--Mortgage loans on real estate

                  Schedule V--Supplemental Information Concerning Property-- Casualty Insurance Operations

                                                                      SCHEDULE I

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  TENNECO INC.

                              STATEMENTS OF INCOME

                                                          (MILLIONS)
                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1995      1994      1993
                                                  --------  --------  --------
Interest Income from Affiliated Companies........ $    101  $     79  $     41
Gain on Sale of Investment.......................      268        --        --
Other Income, Net................................       --        --        39
                                                  --------  --------  --------
                                                       369        79        80
                                                  --------  --------  --------
Interest Expense and Other:
  Affiliated companies...........................      421       229        83
  Other..........................................      199       206       211
                                                  --------  --------  --------
                                                       620       435       294
                                                  --------  --------  --------
Loss from Continuing Operations Before Income
 Taxes and Equity in Net Income from Continuing
 Operations of Affiliated Companies..............     (251)     (356)     (214)
                                                  --------  --------  --------
Income Tax Expense (Benefit):
  Current........................................     (233)     (171)     (100)
  Deferred.......................................       41       (16)       20
                                                  --------  --------  --------
                                                      (192)     (187)      (80)
                                                  --------  --------  --------
Equity in Net Income from Continuing Operations
 of Affiliated Companies.........................      794       810       547
                                                  --------  --------  --------
Income from Continuing Operations................      735       641       413
Income (Loss) from Discontinued Operations, Net
 of Income Tax...................................       --      (189)       38
                                                  --------  --------  --------
Income Before Extraordinary Loss.................      735       452       451
Extraordinary Loss, Net of Income Tax............       --        (5)      (25)
                                                  --------  --------  --------
Income before Cumulative Effect of Change in
 Accounting Principle............................      735       447       426
Cumulative Effect of Change in Accounting
 Principle, Net of Income Tax....................       --       (39)       --
                                                  --------  --------  --------
Net Income.......................................      735       408       426
Preferred Stock Dividends........................       12        12        14
                                                  --------  --------  --------
Net Income to Common Stock....................... $    723    $  396  $    412
                                                  ========  ========  ========

 (The accompanying notes to financial statements are an integral part of these statements of income.)

                                                                      SCHEDULE I
                                                                     (CONTINUED)

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  TENNECO INC.

                            STATEMENTS OF CASH FLOWS

                                                           (MILLIONS)
                                                    YEARS ENDED DECEMBER 31,
                                                   -----------------------------
                                                     1995      1994      1993
                                                   --------  ---------  --------
Operating Activities:
 Income from continuing operations...............  $    735  $     641  $   413
 Adjustments to reconcile income from continuing
  operations to
  net cash provided (used) by operating
  activities--
   Deferred income taxes.........................        41        (16)      20
   Gain on sale of investment....................      (268)        --       --
   Equity in net income of affiliates, net of
    cash dividends...............................      (489)      (809)    (547)
   Changes in components of working capital--
    (Increase) decrease in receivables...........       100         57      200
    Increase (decrease) in payables..............       536         50      (27)
    Increase (decrease) in taxes accrued.........        --         --      (19)
    Increase (decrease) in interest accrued......        --         --       (7)
   Other.........................................         5         19      (18)
                                                   --------  ---------  -------
Net cash provided (used) by operating activities.       660        (58)      15
                                                   --------  ---------  -------
Investing Activities:
 Net proceeds from sale of investment............       392         --       --
 Investment in affiliated companies and other....    (1,572)    (2,603)    (224)
                                                   --------  ---------  -------
Net cash used by investing activities............    (1,180)    (2,603)    (224)
                                                   --------  ---------  -------
Financing Activities:
 Issuance of common, treasury and SECT shares....       102        188    1,234
 Purchase of common stock........................      (655)       (26)      (7)
 Redemption of preferred stock...................       (20)       (20)     (30)
 Issuance of long-term debt......................       594         --       --
 Retirement of long-term debt--
   Note payable to Tenneco France Finance S.A. ..        --       (160)      --
   Other.........................................       (19)      (150)    (256)
 Net increase in advances from affiliated
  companies......................................       170        195       --
 Net increase (decrease) in short-term debt
  excluding current
  maturities on long-term debt--
   Notes payable to affiliated companies.........      (384)       (64)    (615)
   Demand notes payable to affiliated companies..       626      3,009      243
   Commercial paper..............................       341         10       (1)
   Other.........................................        51         (3)     (52)
 Dividends (common and preferred)................      (286)      (318)    (307)
                                                   --------  ---------  -------
Net cash provided by financing activities........       520      2,661      209
                                                   --------  ---------  -------
Increase (Decrease) in Cash and Temporary Cash
 Investments.....................................        --         --       --
Cash and Temporary Cash Investments, January 1...        --         --       --
                                                   --------  ---------  -------
Cash and Temporary Cash Investments, December 31
 (Note)..........................................  $     --  $      --  $    --
                                                   ========  =========  =======
Cash paid during the year for interest...........  $    622  $     433  $   304
Cash paid during the year for income taxes (net
of refunds)......................................  $   (244) $    (123) $    99

--------
Note: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at date of purchase.

 (The accompanying notes to financial statements are an integral part of these statements of cash flows.)

                                                                      SCHEDULE I
                                                                     (CONTINUED)

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  TENNECO INC.

                                 BALANCE SHEETS

                                                                (MILLIONS)
                                                               DECEMBER 31,
                                                              ----------------
                                                               1995     1994
                                                              -------  -------
ASSETS
Current Assets:
 Receivables--
  Affiliated companies....................................... $   149  $   241
  Income taxes...............................................     133      234
  Interest-bearing notes receivable from affiliated
   companies.................................................     361       --
  Other......................................................      17       16
 Deferred income taxes.......................................      --        2
                                                              -------  -------
                                                                  660      493
                                                              -------  -------
Investments and Other Assets:
 Investment in affiliated companies..........................  11,791    9,514
 Deferred income taxes.......................................      24       --
 Other.......................................................      48       25
                                                              -------  -------
                                                               11,863    9,539
                                                              -------  -------
                                                              $12,523  $10,032
                                                              =======  =======
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
 Current maturities on long-term debt........................ $     8  $     8
 Commercial paper--
  Affiliated companies.......................................      56       62
  Other......................................................     346       --
 Payables--
  Affiliated companies.......................................     885      463
  Other......................................................      86       31
 Interest-bearing notes payable to affiliated companies......     240      240
 Demand notes payable to affiliated companies................   4,436    3,810
 Interest accrued............................................      60       60
 Taxes accrued...............................................      70       --
 Other.......................................................       7        5
                                                              -------  -------
                                                                6,194    4,679
                                                              -------  -------
Long-term Debt...............................................   2,652    2,072
                                                              -------  -------
Advances from Affiliated Companies...........................     365      195
                                                              -------  -------
Deferred Income Taxes........................................      --        5
                                                              -------  -------
Deferred Credits and Other Liabilities.......................      34       34
                                                              -------  -------
Preferred Stock..............................................     130      147
                                                              -------  -------
Shareowners' Equity:
 Common stock................................................     957      957
 Stock Employee Compensation Trust (common stock held in
  trust).....................................................    (215)    (298)
 Premium on common stock and other capital surplus...........   3,602    3,553
 Cumulative translation adjustments..........................      26     (237)
 Retained earnings (accumulated deficit).....................    (469)    (905)
                                                              -------  -------
                                                                3,901    3,070
 Less--Shares held as treasury stock, at cost................     753      170
                                                              -------  -------
                                                                3,148    2,900
                                                              -------  -------
                                                              $12,523  $10,032
                                                              =======  =======

 (The accompanying notes to financial statements are an integral part of these balance sheets.)

                                                                      SCHEDULE I
                                                                     (CONTINUED)

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  TENNECO INC.

                         NOTES TO FINANCIAL STATEMENTS

  The financial statements of Tenneco Inc. should be read in conjunction with the financial statements of Tenneco Inc. and Consolidated Subsidiaries presented in this document.

Accounting Policies

  Majority-owned subsidiaries and companies in which at least a 20% voting interest is owned are carried at cost plus equity in undistributed earnings since date of acquisition and cumulative translation adjustments. At December 31, 1995, equity in undistributed earnings and cumulative translation adjustments amounted to $3,890 million and $18 million, respectively; at December 31, 1994, the corresponding amounts were $3,241 million and $(199) million, respectively.

  Cash dividends received from companies accounted for on an equity basis amounted to $305 million, $1 million and none for 1995, 1994 and 1993, respectively. In addition, $250 million in non-cash dividends were received in 1995.

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

  Tenneco Inc.'s pre-tax earnings (loss) from continuing operations (excluding equity in net income from continuing operations of affiliated companies) for the years 1995, 1994 and 1993 are principally domestic. The differences between the U.S. income tax benefit, reflected in the Statements of Income, of $192 million, $187 million and $80 million for the years 1995, 1994 and 1993 and the income tax expense (benefit), computed based on pre-tax income from continuing operations at the U.S. federal income tax rates, of $190 million, $159 million and $117 million, respectively, consisted principally of the tax effect of equity in net income from continuing operations of affiliated companies in each of the three years, realization of previously unrecognized deferred tax assets to offset taxes payable on the sale of an investment in 1995 and permanent differences on the sale of businesses in 1994.

Long-Term Debt and Current Maturities

  The aggregate maturities and sinking fund requirements applicable to the long-term debt issues outstanding at December 31, 1995, are $8 million, $15 million, $769 million, $250 million and $175 million for 1996, 1997, 1998, 1999 and 2000, respectively.

Financial Instruments

  Tenneco Inc. has guaranteed the performance of certain subsidiaries pursuant to arrangements under which receivables are factored on a nonrecourse basis with Tenneco Credit Corporation. Also, Tenneco Inc. has agreed to pay to Tenneco Credit Corporation a service charge to the extent necessary so that the earnings

                                                                      SCHEDULE I
                                                                     (CONTINUED)

of Tenneco Credit Corporation and its consolidated subsidiaries (before fixed charges and income taxes) are not less than 125% of the fixed charges.

 (The above notes are an integral part of the foregoing financial statements.)

                                                                     SCHEDULE II

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                   (MILLIONS)

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
 Assets to Which it
  Applies:
  Year Ended December 31,
   1995..................    $ 48       $46        $ 9        $ 30      $ 73
                             ====       ===        ===        ====      ====
  Year Ended December 31,
   1994..................    $129       $66        $ 2        $149      $ 48
                             ====       ===        ===        ====      ====
  Year Ended December 31,
   1993..................    $119       $48        $ 3        $ 41      $129
                             ====       ===        ===        ====      ====

--------
Note: For 1994, primarily the result of the change to the equity method of accounting for Case. For 1995, 1994 and 1993, includes uncollectible accounts written off, net of recoveries on accounts previously written off.

                              REPORTS ON FORM 8-K

  Tenneco Inc. filed three Current Reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1995: on October 2, 1995 regarding the issuance of a press release announcing that it had signed a definitive agreement to acquire the plastics division of Mobil Corporation for $1.27 billion; on November 17, 1995 regarding the issuance of a press release announcing that it had completed the acquisition of the plastics division of Mobil Corporation for $1.27 billion and filing financial statements of businesses acquired and pro forma financial information of Tenneco Inc.; and on December 13, 1995 regarding the issuance of $300,000,000 aggregate principal amount of 6 1/2% Notes due 2005 of Tenneco Inc. and $300,000,000 aggregate principal amount of 7 1/4% Debentures due 2025 of Tenneco Inc.

                                    EXHIBITS

  The following exhibits are filed with Tenneco Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, or incorporated therein by reference (exhibits designated by an asterisk were filed with the Report; all other exhibits were incorporated by reference):

    *3(b)     --Copy of By-Laws of Tenneco Inc. as amended on December 6, 1995.
    *4(a)(1)  --Indenture dated as of March 15, 1988 between Tenneco Inc. and
               The Chase Manhattan Bank (National Association), as Trustee
    *4(a)(2)  --Second Supplemental Indenture dated as of March 30, 1988 to
               Indenture dated as of
               March 15, 1988 between Tenneco Inc. and The Chase Manhattan Bank
               (National Association), as Trustee
    *4(a)(3)  --Fifth Supplemental Indenture dated as of November 15, 1990 to
               Indenture dated as of March 15, 1988 between Tenneco Inc. and The
               Chase Manhattan Bank (National Association), as Trustee
    *4(a)(4)  --Sixth Supplemental Indenture dated as of February 1, 1991 to
               Indenture dated as of
               March 15, 1988 between Tenneco Inc. and The Chase Manhattan Bank
               (National Association), as Trustee
    *4(a)(5)  --Seventh Supplemental Indenture dated as of August 1, 1991 to
               Indenture dated as of
               March 15, 1988 between Tenneco Inc. and The Chase Manhattan Bank
               (National Association), as Trustee
    *4(a)(6)  --Eighth Supplemental Indenture dated as of October 1, 1992 to
               Indenture dated as of
               March 15, 1988 between Tenneco Inc. and The Chase Manhattan Bank
               (National Association), as Trustee
    *4(a)(7)  --Ninth Supplemental Indenture dated as of November 15, 1992 to
               Indenture dated as of March 15, 1988 between Tenneco Inc. and The
               Chase Manhattan Bank (National Association), as Trustee
    *4(a)(8)  --Tenth Supplemental Indenture dated as of November 15, 1992 to
               Indenture dated as of March 15, 1988 between Tenneco Inc. and The
               Chase Manhattan Bank (National Association), as Trustee
    *4(a)(9)  --Eleventh Supplemental Indenture dated as of December 15, 1995 to
               Indenture dated as of March 15, 1988 between Tenneco Inc. and The
               Chase Manhattan Bank (National Association), as Trustee
    *4(a)(10) --Twelfth Supplemental Indenture dated as of December 15, 1995 to
               Indenture dated as of March 15, 1988 between Tenneco Inc. and The
               Chase Manhattan Bank (National Association), as Trustee
     9        --None.

    10(a)(1)  --Copy of Tenneco Inc. Board of Directors Deferred Compensation
               Plan, amended and restated January 1, 1988 (Exhibit 10(a)(1) to
               Form 10-K for the fiscal year ended December 31, 1988, File No.
               1-9864).
    10(a)(2)  --Copy of Tenneco Inc. Executive Incentive Compensation Plan,
               amended and restated
               July 31, 1986 (Exhibit 10(a)(2) to Registration No. 33-17815).
   *10(a)(3)  --Copy of Tenneco Inc. Deferred Compensation Plan, amended and restated September 12, 1995, together with form of Deferred
               Compensation Agreement.
   *10(a)(4)  --Copy of Tenneco Inc. 1993 Deferred Compensation Plan, amended
               September, 1995.
    10(a)(5)  --Copy of 1981 Tenneco Inc. Key Employee Stock Option Plan,
               amended and restated January 13, 1987 (Exhibit 10(a)(4) to
               Registration No. 33-17815).
    10(a)(6)  --Copy of Tenneco Inc. Key Employee Restricted Stock and
               Restricted Unit Plan effective May 10, 1988 (Exhibit 10(a)(8) to
               Form 10-K for the fiscal year ended December 31, 1988, File No.
               1-9864).
    10(a)(7)  --Copy of Tenneco Inc. Supplemental Executive Retirement Plan
               effective January 1, 1989 (Exhibit 10(a)(9) to Form 10-K for the fiscal year ended December 31, 1988, File No.
               1-9864).
    10(a)(8)  --Copy of Amendment No. 1 to Tenneco Inc. Supplemental Executive
               Retirement Plan (Exhibit 10(a)(9) to Form 10-K for the fiscal year ended December 31, 1992, File No.
               1-9864).
    10(a)(9)  --Copy of Tenneco Inc. Benefit Equalization Plan (Exhibit
               10(a)(10) to Form 10-K for the fiscal year ended December 31, 1988, File No. 1-9864).
    10(a)(10) --Copy of Amendment No. 1 to Tenneco Inc. Benefit Equalization
               Plan (Exhibit 10(a)(11) to Form 10-K for the fiscal year ended
               December 31, 1988, File No. 1-9864).
    10(a)(11) --Copy of Tenneco Inc. Board of Directors Restricted Stock and
               Restricted Unit Program (Exhibit 10(a)(12) to Form 10-K for the fiscal year ended December 31, 1990, File No.
               1-9864).
    10(a)(12) --Copy of 1994 Tenneco Inc. Stock Ownership Plan (Exhibit
               10(a)(13) to Form 10-K for the fiscal year ended December 31, 1993, File No. 1-9864).
    10(a)(13) --Copy of Tenneco Inc. Outside Directors Retirement Plan (Exhibit
               10(a)(12) to Form 10-K for the fiscal year ended December 31, 1994, File No. 1-9864).
    10(a)(14) --Supplemental Pension Agreement, dated September 12, 1995, between Dana G. Mead and Tenneco Inc. (Exhibit 10 to Form 10-Q for the quarter ended September 30, 1995, File No. 1-9864).
    10(b)(1)  --Lease Agreement, Tomahawk, dated as of January 30, 1991, between The Connecticut National Bank, as Owner Trustee, and
               Packaging Corporation of America (Exhibit 10(b)(1) to Form 10-K for the fiscal year ended December 31, 1990, File No. 1-9864).
    10(b)(2)  --Lease Agreement, Valdosta, dated as of January 30, 1991, between The Connecticut National Bank, Philip G. Kane, Jr.,
               Frank McDonald, Jr., and William R. Monroe, as Owner Trustee, and Packaging Corporation of America (Exhibit 10(b)(2) to Form
               10-K for the fiscal year ended December 31, 1990, File No. 1-
               9864).
    10(b)(3)  --Timberland Lease dated January 31, 1991, by and between Four
               States Timber Venture and Packaging Corporation of America
               (Exhibit 10(b)(3) to Form 10-K for the fiscal year ended
               December 31, 1990, File No. 1-9864).

    10(b)(4) --Asset Purchase Agreement, dated as of October 1, 1995, among
              Mobil Oil Corporation, Mobil Chemical Canada Limited and Tenneco
              Inc. (Exhibit 2 to Current Report on Form 8-K, dated November
              17, 1995, of Tenneco Inc., File No. 1-9864).
    10(c)(1) --Employment Agreement dated June 29, 1992, between Stacy S. Dick and Tenneco Inc. (Exhibit 10(c)(3) to Form 10-K for the fiscal year ended December 31, 1993, File No.
              1-9864).
    10(c)(2) --Employment Agreement dated March 12, 1992, between Dana G. Mead and Tenneco Inc. (Exhibit 10(c)(2) to Form 10-K for the fiscal year ended December 31, 1993, File
              No. 1-9864).
    10(c)(3) --Employment Agreement dated December 3, 1993, between Paul T.
              Stecko and Tenneco Inc. (Exhibit 10(c)(5) to Form 10-K for the
              year ended December 31, 1993, File
              No. 1-9864).
    10(c)(4) --Employment Agreement dated September 9, 1992, between Theodore
              R. Tetzlaff and Tenneco Inc. (Exhibit 10(c)(6) to Form 10-K for
              the fiscal year ended December 31, 1993, File No. 1-9864).
   *11       --Computation of Earnings (Loss) Per Share of Common Stock.
   *12       --Computation of Ratio of Earnings to Fixed Charges.
    13       --None.
    16       --None.
    18       --None.
   *21       --List of Subsidiaries and Affiliates of Tenneco Inc.
    22       --None.
   *23       --Consent of Arthur Andersen LLP, Independent Public Accountants
              for Tenneco Inc.
   *24       --Powers of Attorney of the following directors of Tenneco Inc.:
             Mark Andrews
             W. Michael Blumenthal
             M. Kathryn Eickhoff
             Peter T. Flawn
             Henry U. Harris, Jr.
             Belton K. Johnson
             John B. McCoy
             Joseph J. Sisco
             William L. Weiss
             Clifton R. Wharton, Jr.
   *27       --Financial Data Schedule.
    28       --None.
    99       --None.

UNDERTAKING.

  The undersigned, Tenneco Inc., hereby undertakes, pursuant to Regulation S-K,
Item 601(b), paragraph (4)(iii), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of long-term debt of Tenneco Inc. and its consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10% of the total consolidated assets of Tenneco Inc. and its consolidated subsidiaries.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Tenneco Inc.



                                                      Dana G. Mead
                                          By __________________________________
                                          Chairman and Chief Executive Officer

Date: February 14, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

            Dana G. Mead             Principal Executive Officer   February 14, 1996
____________________________________  and Director
            Dana G. Mead

         Robert T. Blakely           Principal Financial and       February 14, 1996
____________________________________  Accounting Officer
         Robert T. Blakely
Mark Andrews, W. Michael Blumenthal, Directors
 M. Kathryn Eickhoff, Peter T.
 Flawn, Henry U. Harris, Jr., Belton
 K. Johnson, John B. McCoy, Joseph
 J. Sisco, William L. Weiss, Clifton
 R. Wharton, Jr.

        T. R. Tetzlaff                                          February 14,
By ____________________________                                 1996
       Attorney-in-fact

                                                                     EXHIBIT 11

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

           COMPUTATION OF EARNINGS (LOSS) PER SHARE OF COMMON STOCK

                                            (MILLIONS EXCEPT SHARE AMOUNTS)
                                               YEARS ENDED DECEMBER 31,
                                          ------------------------------------
                                             1995        1994         1993
                                          ----------- -----------  -----------
COMPUTATION FOR STATEMENTS OF INCOME
 Primary Earnings Per Share (average
  shares outstanding):
  Income from continuing operations...... $       735 $       641  $       413
  Income (loss) from discontinued opera-
   tions, net of income tax..............          --        (189)          38
                                          ----------- -----------  -----------
  Income before extraordinary loss.......         735         452          451
  Extraordinary loss, net of income tax..          --          (5)         (25)
                                          ----------- -----------  -----------
  Income before cumulative effect of
   change in accounting principle........         735         447          426
  Cumulative effect of change in ac-
   counting principle, net of income
   tax...................................          --         (39)          --
                                          ----------- -----------  -----------
  Net income ............................         735         408          426
  Preferred stock dividends..............          12          12           14
                                          ----------- -----------  -----------
  Net income to common stock............. $       723 $       396  $       412
                                          =========== ===========  ===========
  Average shares of common stock out-
   standing (a)(b)....................... 173,995,941 180,084,909  168,772,852
                                          =========== ===========  ===========
  Earnings (loss) per average share of
   common stock:
    Continuing operations................ $      4.16 $      3.49  $      2.36
    Discontinued operations..............          --       (1.04)         .23
    Extraordinary loss...................          --        (.03)        (.15)
    Cumulative effect of change in ac-
     counting principle..................          --        (.22)          --
                                          ----------- -----------  -----------
                                          $      4.16 $      2.20  $      2.44
                                          =========== ===========  ===========
ADDITIONAL COMPUTATIONS(C)
 Net income to common stock, per above... $       723 $       396  $       412
                                          =========== ===========  ===========
 Primary Earnings Per Share (including
  common stock equivalents):
  Average shares of common stock out-
   standing (a)(b)....................... 173,995,941 180,084,909  168,772,852
  Incremental common shares applicable
   to common stock options based on the
   common stock daily average market
   price during the year.................      64,329      74,087       38,171
  Incremental common shares applicable
   to performance units based upon the
   attainment of specified goals.........      27,625          --           --
                                          ----------- -----------  -----------
  Average common shares, as adjusted..... 174,087,895 180,158,996  168,811,023
                                          =========== ===========  ===========
  Earnings (loss) per average share of
   common stock (including common
   stock equivalents):
    Continuing operations................ $      4.16 $      3.49  $      2.36
    Discontinued operations..............          --       (1.04)         .23
    Extraordinary loss...................          --        (.03)        (.15)
    Cumulative effect of change in ac-
     counting principle..................          --        (.22)          --
                                          ----------- -----------  -----------
                                          $      4.16 $      2.20  $      2.44
                                          =========== ===========  ===========
Fully Diluted Earnings Per Share:
  Average shares of common stock out-
   standing (a)(b)....................... 173,995,941 180,084,909  168,772,852
  Incremental common shares applicable
   to common stock options based on the
   more dilutive of the common stock
   ending or average market price during
   the year..............................      94,418      75,223      106,901
  Average common shares issuable assum-
   ing conversion of Tenneco Inc. 10%
   loan stock............................          --      41,356       42,663
  Incremental common shares applicable
   to performance units based upon the
   attainment of specified goals.........      27,625          --           --
                                          ----------- -----------  -----------
  Average common shares assuming full
   dilution.............................. 174,117,984 180,201,488  168,922,416
                                          =========== ===========  ===========
  Fully diluted earnings (loss) per av-
   erage share, assuming conversion of
   all applicable securities:
    Continuing operations................ $      4.16 $      3.49  $      2.36
    Discontinued operations..............          --       (1.04)         .23
    Extraordinary loss...................          --        (.03)        (.15)
    Cumulative effect of change in ac-
     counting principle..................          --        (.22)          --
                                          ----------- -----------  -----------
                                          $      4.16 $      2.20  $      2.44
                                          =========== ===========  ===========

--------
Notes:  (a) In 1992, 12,000,000 shares of common stock were issued to the
            Tenneco Inc. Stock Employee Compensation Trust ("SECT"). Shares of common stock issued to a related trust are not considered to be outstanding in the computation of average shares of common stock until the shares are utilized to fund the obligations for which the trust was established. During each of the years ended December 31, 1995, 1994 and 1993, the SECT utilized 2,697,770, 2,464,721 and
            2,479,425 shares, respectively.
        (b) For purposes of computing earnings per share, Series A preferred stock was converted into common stock under the Contingent Share method. The above computation includes 8,935,175 shares of Series A preferred stock which were converted into 17,342,763 shares of common stock. In December 1994, all of the outstanding shares of Series A preferred stock were converted into Tenneco Inc. common stock. The inclusion of Series A preferred stock in the computation of earnings per share was antidilutive for the years and certain quarters in 1994 and 1993.
        (c) These calculations are submitted in accordance with Securities and Exchange Commission requirements although not required by Accounting Principles Board Opinion No. 15 because they result in dilution of less than 3%.

                                                                      EXHIBIT 12

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

              COMBINED WITH 50% OWNED UNCONSOLIDATED SUBSIDIARIES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                             (DOLLARS IN MILLIONS)

                                              YEARS ENDED DECEMBER 31,
                                          ------------------------------------
                                           1995    1994    1993  1992    1991
                                          ------  ------  ------ -----  ------
Income (loss) from continuing
 operations.............................  $  735  $  641  $  413 $(714) $ (617)
Add:
 Interest...............................     458     597     717   898     977
 Portion of rentals representative of
  interest factor.......................      59      67      67    70      69
 Preferred stock dividend requirements
  of majority-owned subsidiaries........      22      --      --    --      --
 Income tax expense and other taxes on
  income................................     273     302     258   167      63
 Amortization of interest capitalized
  applicable to nonutility companies....       5       6       6     5       5
 Interest capitalized applicable to
  utility companies.....................       2       1       1     2       4
 Undistributed (earnings) losses of
  affiliated companies in which less
  than a 50% voting interest is owned...    (112)     (4)      4    (2)     (4)
                                          ------  ------  ------ -----  ------
    Earnings as defined.................  $1,442  $1,610  $1,466 $ 426  $  497
                                          ======  ======  ====== =====  ======
Interest................................  $  458  $  597  $  717 $ 898  $  977
Interest capitalized....................       9       6       4     8      23
Portion of rentals representative of
 interest factor........................      59      67      67    70      69
Preferred stock dividend requirements of
 majority-owned subsidiaries on a pretax
 basis..................................      30      --      --    --      --
                                          ------  ------  ------ -----  ------
    Fixed charges as defined............  $  556  $  670  $  788 $ 976  $1,069
                                          ======  ======  ====== =====  ======
Ratio of earnings to fixed charges......    2.59    2.40    1.86  (a)     (a)
                                          ======  ======  ======

--------
Note:  (a) For the years ended December 31, 1992 and 1991, earnings were inadequate to cover fixed charges by $550 million and $572 million, respectively.

                               INDEX TO EXHIBITS

  The following exhibits are filed with Tenneco Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, or incorporated therein by reference (exhibits designated by an asterisk were filed with the Report; all other exhibits were incorporated by reference):

  EXHIBIT
   NUMBER                         DESCRIPTION OF EXHIBITS
  -------                         -----------------------
  *3(b)     --Copy of By-Laws of Tenneco Inc. as amended on December 6, 1995.
  *4(a)(1)  --Indenture dated as of March 15, 1988 between Tenneco Inc. and The
             Chase Manhattan Bank (National Association), as Trustee.
  *4(a)(2)  --Second Supplemental Indenture dated as of March 30, 1988 to
             Indenture dated as of March 15, 1988 between Tenneco Inc. and The
             Chase Manhattan Bank (National Association), as Trustee.
  *4(a)(3)  --Fifth Supplemental Indenture dated as of November 15, 1990 to
             Indenture dated as of March 15, 1988 between Tenneco Inc. and The
             Chase Manhattan Bank (National Association), as Trustee.
  *4(a)(4)  --Sixth Supplemental Indenture dated as of February 1, 1991 to
             Indenture dated as of March 15, 1988 between Tenneco Inc. and The
             Chase Manhattan Bank (National Association), as Trustee.
  *4(a)(5)  --Seventh Supplemental Indenture dated as of August 1, 1991 to
             Indenture dated as of March 15, 1988 between Tenneco Inc. and The
             Chase Manhattan Bank (National Association), as Trustee.
  *4(a)(6)  --Eighth Supplemental Indenture dated as of October 1, 1992 to
             Indenture dated as of March 15, 1988 between Tenneco Inc. and The
             Chase Manhattan Bank (National Association), as Trustee.
  *4(a)(7)  --Ninth Supplemental Indenture dated as of November 15, 1992 to
             Indenture dated as of March 15, 1988 between Tenneco Inc. and The
             Chase Manhattan Bank (National Association), as Trustee.
  *4(a)(8)  --Tenth Supplemental Indenture dated as of November 15, 1992 to
             Indenture dated as of March 15, 1988 between Tenneco Inc. and The
             Chase Manhattan Bank (National Association), as Trustee.
  *4(a)(9)  --Eleventh Supplemental Indenture dated as of December 15, 1995 to
             Indenture dated as of March 15, 1988 between Tenneco Inc. and The
             Chase Manhattan Bank (National Association), as Trustee.
  *4(a)(10) --Twelfth Supplemental Indenture dated as of December 15, 1995 to
             Indenture dated as of March 15, 1988 between Tenneco Inc. and The
             Chase Manhattan Bank (National Association), as Trustee.
  10(a)(1)  --Copy of Tenneco Inc. Board of Directors Deferred Compensation
             Plan, amended and restated January 1, 1988 (Exhibit 10(a)(1) to
             Form 10-K for the fiscal year ended December 31, 1988, File No. 1-
             9864).
  10(a)(2)  --Copy of Tenneco Inc. Executive Incentive Compensation Plan,
             amended and restated July 31, 1986 (Exhibit 10(a)(2) to
             Registration No. 33-17815).
 *10(a)(3)  --Copy of Tenneco Inc. Deferred Compensation Plan, amended and restated September 12, 1995, together with form of Deferred
             Compensation Agreement.
 *10(a)(4)  --Copy of Tenneco Inc. 1993 Deferred Compensation Plan, amended
             September, 1995.
  10(a)(5)  --Copy of 1981 Tenneco Inc. Key Employee Stock Option Plan, amended and restated January 13, 1987 (Exhibit 10(a)(4) to Registration
             No. 33-17815).

  EXHIBIT
   NUMBER                         DESCRIPTION OF EXHIBITS
  -------                         -----------------------
  10(a)(6)  --Copy of Tenneco Inc. Key Employee Restricted Stock and Restricted
             Unit Plan effective May 10, 1988 (Exhibit 10(a)(8) to Form 10-K for the fiscal year ended December 31, 1988, File No. 1-9864).
  10(a)(7)  --Copy of Tenneco Inc. Supplemental Executive Retirement Plan
             effective January 1, 1989 (Exhibit 10(a)(9) to Form 10-K for the
             fiscal year ended December 31, 1988, File No. 1-9864).
  10(a)(8)  --Copy of Amendment No. 1 to Tenneco Inc. Supplemental Executive
             Retirement Plan (Exhibit 10(a)(9) to Form 10-K for the fiscal year ended December 31, 1992, File No. 1-9864).
  10(a)(9)  --Copy of Tenneco Inc. Benefit Equalization Plan (Exhibit 10(a)(10)
             to Form 10-K for the fiscal year ended December 31, 1988, File No.
             1-9864).
  10(a)(10) --Copy of Amendment No. 1 to Tenneco Inc. Benefit Equalization Plan
             (Exhibit 10(a)(11) to Form 10-K for the fiscal year ended December
             31, 1988, File No. 1-9864).
  10(a)(11) --Copy of Tenneco Inc. Board of Directors Restricted Stock and
             Restricted Unit Program (Exhibit 10(a)(12) to Form 10-K for the
             fiscal year ended December 31, 1990, File No. 1-9864).
  10(a)(12) --Copy of 1994 Tenneco Inc. Stock Ownership Plan (Exhibit 10(a)(13)
             to Form 10-K for the fiscal year ended December 31, 1993, File No.
             1-9864).
  10(a)(13) --Copy of Tenneco Inc. Outside Directors Retirement Plan (Exhibit
             10(a)(12) to Form 10-K for the fiscal year ended December 31,
             1994, File No. 1-9864).
  10(a)(14) --Supplemental Pension Agreement dated September 12, 1995, between
             Dana G. Mead and Tenneco Inc. (Exhibit 10 to Form 10-Q for the
             quarter ended September 30, 1995, File No. 1-9864).
  10(b)(1)  --Lease Agreement, Tomahawk, dated as of January 30, 1991, between
             The Connecticut National Bank, as Owner Trustee, and Packaging
             Corporation of America (Exhibit 10(b)(1) to Form 10-K for the
             fiscal year ended December 31, 1990, File No. 1-9864).
  10(b)(2)  --Lease Agreement, Valdosta, dated as of January 30, 1991, between
             The Connecticut National Bank, Philip G. Kane, Jr., Frank
             McDonald, Jr., and William R. Monroe, as Owner Trustee, and
             Packaging Corporation of America (Exhibit 10(b)(2) to Form 10-K
             for the fiscal year ended December 31, 1990, File No. 1-9864).
  10(b)(3)  --Timberland Lease dated January 31, 1991, by and between Four
             States Timber Venture and Packaging Corporation of America
             (Exhibit 10(b)(3) to Form 10-K for the fiscal year ended December
             31, 1990, File No. 1-9864).
  10(b)(4)  --Asset Purchase Agreement dated as of October 1, 1995, among Mobil
             Oil Corporation, Mobil Chemical Canada Limited and Tenneco Inc.
             (Exhibit 2 to Current Report on Form 8-K, dated November 17, 1995, of Tenneco Inc., File No. 1-9864).
  10(c)(1)  --Employment Agreement dated June 29, 1992, between Stacy S. Dick and Tenneco Inc. (Exhibit 10(c)(3) to Form 10-K for the fiscal year ended December 31, 1993, File No. 1-9864).
  10(c)(2)  --Employment Agreement dated March 12, 1992, between Dana G. Mead and Tenneco Inc. (Exhibit 10(c)(2) to Form 10-K for the fiscal year ended December  31, 1993, File No. 1-9864).
  10(c)(3)  --Employment Agreement dated December 3, 1993, between Paul T.
             Stecko and Tenneco Inc. (Exhibit 10(c)(5) to Form 10-K for the
             fiscal year ended December  31, 1993, File No. 1-9864).
  10(c)(4)  --Employment Agreement dated September 9, 1992, between Theodore R.
             Tetzlaff and Tenneco Inc. (Exhibit 10(c)(6) to Form 10-K for the
             fiscal year ended December 31, 1993, File No. 1-9864).
 *11        --Computation of Earnings (Loss) Per Share of Common Stock.

 EXHIBIT
 NUMBER                         DESCRIPTION OF EXHIBITS
 -------                        -----------------------
 *12     --Computation of Ratio of Earnings to Fixed Charges.
 *21     --List of Subsidiaries and Affiliates of Tenneco Inc.
 *23     --Consent of Arthur Andersen LLP, Independent Public Accountants for
          Tenneco Inc.
 *24     --Powers of Attorney of the following directors of Tenneco Inc.:
           Mark Andrews
           W. Michael Blumenthal
           M. Kathryn Eickhoff
           Peter T. Flawn
           Henry U. Harris, Jr.
           Belton K. Johnson
           John B. McCoy
           Joseph J. Sisco
           William L. Weiss
           Clifton R. Wharton, Jr.
 *27     --Financial Data Schedule.