Form 10-Q
period 1996-03-31
TENNECO INC /DE/
filed 1996-05-15
CIK 823549

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

                1275 KING STREET, GREENWICH, CONNECTICUT 06831
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 863-1000

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

  Common Stock, par value $5 per share: 173,964,703 shares as of April 30, 1996.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I--Financial Information
  Tenneco Inc. and Consolidated Subsidiaries--
    Statements of Income..................................................   2
    Statements of Cash Flows..............................................   3
    Balance Sheets........................................................   4
    Statements of Changes in Shareowners' Equity..........................   5
    Statements of Changes in Preferred Stock With Mandatory Redemption
     Provisions...........................................................   6
    Notes to Financial Statements.........................................   7
    Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................  11
Part II--Other Information
  Item 1. Legal Proceedings...............................................  17
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   *
  Item 5. Other Information...............................................  19
  Item 6. Exhibits and Reports on Form 8-K................................  19

- --------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                     PART I

                             FINANCIAL INFORMATION

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
- -------------------------------------------------------------------------------
(MILLIONS EXCEPT SHARE AMOUNTS)                           1996        1995
- -------------------------------------------------------------------------------
Revenues:
  Net sales and operating revenues--
    Automotive........................................ $       683 $       602
    Energy............................................         744         505
    Packaging.........................................         859         636
    Shipbuilding......................................         438         421
    Other.............................................           1          (1)
                                                       ----------- -----------
                                                             2,725       2,163
  Other income--
    Interest income...................................          20          27
    Equity in net income of affiliated companies......          10          17
    Gain on sale of businesses and assets, net........          40          14
    Other income, net.................................           6           7
                                                       ----------- -----------
                                                             2,801       2,228
                                                       ----------- -----------
Costs and Expenses:
  Cost of sales (exclusive of depreciation shown
   below).............................................       1,485       1,249
  Cost of gas sold....................................         434         272
  Operating expenses..................................         143         103
  Selling, general and administrative.................         262         187
  Finance charges--Tenneco Finance....................          18          23
  Depreciation, depletion and amortization............         140         103
                                                       ----------- -----------
                                                             2,482       1,937
                                                       ----------- -----------
Income Before Interest Expense, Income Taxes and
 Minority Interest....................................         319         291
Interest Expense (net of interest capitalized)........          89          75
                                                       ----------- -----------
Income Before Income Taxes and Minority Interest......         230         216
Income Tax Expense....................................          69          83
                                                       ----------- -----------
Income Before Minority Interest.......................         161         133
Minority Interest.....................................           5           5
                                                       ----------- -----------
Income From Continuing Operations.....................         156         128
Income From Discontinued Operations, Net of Income
 Tax..................................................         339          25
                                                       ----------- -----------
Net Income............................................         495         153
Preferred Stock Dividends.............................           3           3
                                                       ----------- -----------
Net Income to Common Stock............................ $       492 $       150
                                                       =========== ===========
Average Number of Shares of Common Stock Outstanding.. 170,440,074 177,792,872
                                                       =========== ===========
Earnings Per Average Share of Common Stock:
  Continuing operations .............................. $       .90 $       .71
  Discontinued operations.............................        1.99         .13
                                                       ----------- -----------
                                                       $      2.89 $       .84
                                                       =========== ===========
Cash Dividends Per Share of Common Stock.............. $       .45 $       .40
                                                       =========== ===========

 (The accompanying notes to financial statements are an integral part of these statements of income.)

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                THREE MONTHS
                                                                    ENDED
                                                                  MARCH 31,
- -------------------------------------------------------------------------------
(MILLIONS)                                                       1996    1995
- -------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Income from continuing operations............................. $  156  $  128
 Adjustments to reconcile income from continuing operations to cash provided (used) by continuing operations--
  Depreciation, depletion and amortization.....................    140     103
  Equity in net (income) loss of affiliated companies, net of
   dividends...................................................     (6)    (16)
  Deferred income taxes........................................    (34)      7
  Gain on sale of businesses and assets, net...................    (40)    (14)
  Changes in components of working capital--
   (Increase) decrease in receivables..........................   (557)      5
   (Increase) decrease in inventories..........................    (68)   (156)
   (Increase) decrease in prepayments and other current
    assets.....................................................     (6)      4
   Increase (decrease) in payables.............................    (61)    (75)
   Increase (decrease) in taxes accrued........................   (325)     16
   Increase (decrease) in interest accrued.....................     10     (14)
   Increase (decrease) in natural gas pipeline revenue
    reservation................................................     17    (177)
   Increase (decrease) in other current liabilities............    (78)    (29)
  (Increase) decrease in long-term notes and receivables.......     70     114
  Take-or-pay (refunds to customers) recoupments, net..........      1      14
  Other........................................................     (8)     15
                                                                ------  ------
   Cash provided (used) by continuing operations...............   (789)    (75)
   Cash provided (used) by discontinued operations.............      1      62
                                                                ------  ------
Net Cash Provided (Used) by Operating Activities...............   (788)    (13)
                                                                ------  ------
Cash Flows from Investing Activities:
 Net proceeds (expenditures) related to the sale of
 discontinued operations.......................................    780     701
 Net proceeds from sale of businesses and assets...............    246      33
 Expenditures for plant, property and equipment--
  Continuing operations........................................   (193)   (118)
  Discontinued operations......................................     --      (4)
 Acquisitions of businesses....................................    (14)     (3)
 Investments and other.........................................    (14)      7
                                                                ------  ------
Net Cash Provided (Used) by Investing Activities...............    805     616
                                                                ------  ------
Cash Flows from Financing Activities:
 Issuance of common, treasury and SECT shares..................     18      20
 Purchase of common stock......................................    (61)   (300)
 Redemption of preferred stock.................................    (20)    (20)
 Retirement of long-term debt..................................     (2)    (49)
 Net increase (decrease) in short-term debt excluding current
 maturities on long-term debt..................................     13     (19)
 Dividends (common and preferred)..............................    (81)    (76)
                                                                ------  ------
Net Cash Provided (Used) by Financing Activities...............   (133)   (444)
                                                                ------  ------
Effect of Foreign Exchange Rate Changes on Cash and Temporary
Cash Investments...............................................     (1)      5
                                                                ------  ------
Increase (Decrease) in Cash and Temporary Cash Investments.....   (117)    164
Cash and Temporary Cash Investments, January 1.................    354     405
                                                                ------  ------
Cash and Temporary Cash Investments, March 31 (Note)........... $  237  $  569
                                                                ======  ======
Cash Paid During the Period for:
 Interest...................................................... $   96  $  119
 Income taxes (net of refunds)................................. $  425  $   56

- --------
NOTE: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at date of purchase.

 (The accompanying notes to financial statements are an integral part of these statements of cash flows.)

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                               MARCH 31, DECEMBER 31, MARCH 31,
(MILLIONS)                                       1996        1995       1995
- -------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash and temporary cash investments..........  $   237    $   354     $   569
 Receivables--
   Customer notes and accounts (net)..........    1,509        921       1,293
   Affiliated companies.......................       54        112          62
   Gas transportation and exchange............      115         64         221
   Income taxes...............................       17        172          93
   Other......................................      326        514         252
 Inventories--
   Finished goods.............................      435        396         268
   Work in process............................      101        102          90
   Long-term contracts in progress, less pro-
    gress billings............................      299        264         207
   Raw materials..............................      256        253         226
   Materials and supplies.....................      161        166         142
 Deferred income taxes........................        5         --          39
 Prepayments and other........................      296        264         269
                                                -------    -------     -------
                                                  3,811      3,582       3,731
                                                -------    -------     -------
Investments and Other Assets:
 Investment in affiliated companies...........      282        620         937
 Long-term receivables--
   Notes and other (net)......................      337        435         702
   Affiliated companies.......................       --         --         271
 Investment in subsidiaries in excess of fair
  value of net assets at date of acquisition,
  less amortization...........................      600        642         311
 Deferred income taxes........................       61         52          55
 Other........................................    1,825      1,801       1,362
                                                -------    -------     -------
                                                  3,105      3,550       3,638
                                                -------    -------     -------
Plant, Property and Equipment, at cost........   12,144     11,962      10,309
 Less--Reserves for depreciation, depletion
  and amortization............................    5,748      5,643       5,458
                                                -------    -------     -------
                                                  6,396      6,319       4,851
                                                -------    -------     -------
                                                $13,312    $13,451     $12,220
                                                =======    =======     =======
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
 Short-term debt (including current
  maturities on long-term debt)...............  $ 1,195    $   908     $   484
 Payables--
   Trade......................................    1,010      1,102         782
   Affiliated companies.......................        2          2          39
   Gas transportation and exchange............       77         28         160
 Taxes accrued................................      158        572         102
 Deferred income taxes........................       --         13          --
 Interest accrued.............................      135        103         146
 Natural gas pipeline revenue reservation.....       45         27           5
 Other........................................      851      1,081       1,050
                                                -------    -------     -------
                                                  3,473      3,836       2,768
                                                -------    -------     -------
Long-term Debt................................    3,482      3,751       3,559
                                                -------    -------     -------
Deferred Income Taxes.........................      897        962       1,309
                                                -------    -------     -------
Postretirement Benefits.......................      623        616         608
                                                -------    -------     -------
Deferred Credits and Other Liabilities........      874        688         602
                                                -------    -------     -------
Commitments and Contingencies
Minority Interest.............................      320        320         314
                                                -------    -------     -------
Preferred Stock with Mandatory Redemption
 Provisions...................................      111        130         128
                                                -------    -------     -------
Shareowners' Equity:
 Common stock.................................      957        957         957
 Stock Employee Compensation Trust (common
  stock held in trust)........................     (205)      (215)       (295)
 Premium on common stock and other capital
  surplus.....................................    3,618      3,602       3,584
 Cumulative translation adjustments...........       18         26         (39)
 Retained earnings (accumulated deficit)......      (55)      (469)       (829)
                                                -------    -------     -------
                                                  4,333      3,901       3,378
 Less--Shares held as treasury stock, at
  cost........................................      801        753         446
                                                -------    -------     -------
                                                  3,532      3,148       2,932
                                                -------    -------     -------
                                                $13,312    $13,451     $12,220
                                                =======    =======     =======

 (The accompanying notes to financial statements are an integral part of these balance sheets.)

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                  STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

                                  (UNAUDITED)

                                                 THREE MONTHS ENDED MARCH 31,
- --------------------------------------------------------------------------------------
(MILLIONS EXCEPT SHARE AMOUNTS)                     1996                 1995
- --------------------------------------------------------------------------------------
                                               SHARES     AMOUNT    SHARES     AMOUNT
                                             -----------  ------  -----------  ------
Common Stock:
  Balance January 1......................... 191,351,615   $ 957  191,335,193  $  957
    Issued pursuant to benefit plans........       3,317      --        1,476      --
    Other...................................          --      --        1,536      --
                                             -----------  ------  -----------  ------
  Balance March 31.......................... 191,354,932     957  191,338,205     957
                                             ===========  ------  ===========  ------
Stock Employee Compensation Trust (SECT):
  Balance January 1.........................                (215)                (298)
    Shares issued...........................                  34                   31
    Adjustment to market value..............                 (24)                 (28)
                                                          ------               ------
  Balance March 31..........................                (205)                (295)
                                                          ------               ------
Premium on Common Stock and Other Capital
 Surplus:
  Balance January 1.........................               3,602                3,553
    Dividends on shares held by SECT........                   2                    3
    Adjustment of SECT to market value......                  24                   28
    Other...................................                 (10)                  --
                                                          ------               ------
  Balance March 31..........................               3,618                3,584
                                                          ------               ------
Cumulative Translation Adjustments:
  Balance January 1.........................                  26                 (237)
    Translation of foreign currency
     statements.............................                 (12)                  68
    Sale of investment in foreign
     subsidiaries...........................                  --                  139
    Hedges of net investment in foreign
     subsidiaries (net of income taxes).....                   4                   (9)
                                                          ------               ------
  Balance March 31..........................                  18                  (39)
                                                          ------               ------
Retained Earnings (Accumulated Deficit):
  Balance January 1.........................                (469)                (905)
    Net income..............................                 495                  153
    Dividends--
      Preferred stock.......................                  (2)                  (2)
      Common stock..........................                 (78)                 (74)
    Accretion of excess of redemption value
     of preferred stock over fair value at
     date of issue..........................                  (1)                  (1)
                                                          ------               ------
  Balance March 31..........................                 (55)                (829)
                                                          ------               ------
Less--Common Stock Held as Treasury Stock,
 at Cost:
  Balance January 1.........................  16,422,619     753    3,617,510     170
    Shares acquired.........................     996,500      51    6,252,519     276
    Shares issued pursuant to benefit and
     dividend reinvestment plans............     (60,674)     (3)     (11,686)     --
                                             -----------  ------  -----------  ------
  Balance March 31..........................  17,358,445     801    9,858,343     446
                                             ===========  ------  ===========  ------
        Total...............................              $3,532               $2,932
                                                          ======               ======

 (The accompanying notes to financial statements are an integral part of these statements of changes in shareowners' equity.)

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                    STATEMENTS OF CHANGES IN PREFERRED STOCK
                      WITH MANDATORY REDEMPTION PROVISIONS

                                  (UNAUDITED)

                                              THREE MONTHS ENDED MARCH 31,
- -------------------------------------------------------------------------------
(MILLIONS EXCEPT SHARE AMOUNTS)                   1996              1995
- -------------------------------------------------------------------------------
                                             SHARES    AMOUNT  SHARES    AMOUNT
                                            ---------  ------ ---------  ------
Preferred Stock:
  Balance January 1........................ 1,390,993   $130  1,586,764   $147
    Shares redeemed........................  (195,751)   (20)  (195,761)   (20)
    Accretion of excess of redemption value
     over fair value at date of issue......        --      1         --      1
                                            ---------   ----  ---------   ----
  Balance March 31......................... 1,195,242   $111  1,391,003   $128
                                            =========   ====  =========   ====



 (The accompanying notes to financial statements are an integral part of these statements of changes in preferred stock with mandatory redemption provisions.)

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

  (1) In the opinion of Tenneco Inc. (hereinafter referred to as the "Company"), the accompanying unaudited financial statements of Tenneco Inc. and consolidated subsidiaries (hereinafter referred to as "Tenneco") contain all adjustments necessary to present fairly the financial position as of March 31, 1996, and the results of operations; changes in shareowners' equity; changes in preferred stock with mandatory redemption provisions; and cash flows for the periods indicated. The financial statements of Tenneco include all majority-owned subsidiaries including wholly-owned finance subsidiaries. Investments in 20% to 50% owned companies where Tenneco has the ability to exert significant influence over operating and financial policies are carried at cost plus equity in undistributed earnings since date of acquisition and cumulative translation adjustments.

  Prior year's financial statements have been reclassified where appropriate to conform to 1996 presentations. Also, prior year's financial statements have been restated where appropriate to reflect the farm and construction equipment segment as discontinued operations. See note 5 for additional information.

  (2) Pursuant to Order 636 issued by the Federal Energy Regulatory Commission ("FERC") on April 8, 1992, Tennessee Gas Pipeline Company ("Tennessee") implemented revisions to its tariff, effective on September 1, 1993, which restructured its transportation, storage and sales services to convert Tennessee from primarily a merchant to primarily a transporter of gas. As a result of this restructuring, Tennessee's gas sales declined while certain obligations to producers under long-term gas supply contracts continued, causing Tennessee to incur significant restructuring transition costs. Pursuant to the provisions of Order 636 allowing for the recovery of transition costs related to the restructuring, Tennessee has made filings to recover gas supply realignment ("GSR") costs resulting from remaining gas purchase obligations, costs related to its Bastian Bay facilities, the remaining unrecovered balance of purchased gas ("PGA") costs and the "stranded" cost of Tennessee's continuing contractual obligation to pay for capacity on other pipeline systems ("TBO costs").

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

  The filings implementing Tennessee's recovery mechanisms for the following transition costs were accepted by the FERC effective September 1, 1993; recovery was made subject to refund pending FERC review and approval for eligibility and prudence: 1) direct-billing of unrecovered PGA costs to its former sales customers over a twelve-month period; 2) recovery of TBO costs, which Tennessee is obligated to pay under existing contracts, through a surcharge from firm transportation customers, adjusted annually; and 3) GSR cost recovery of 90% of such costs over a period of up to 36 months from firm transportation customers and recovery of 10% of such costs from interruptible transportation customers over a period of up to 60 months.

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

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Tennessee is recovering through a surcharge, subject to refund, TBO costs formerly incurred to perform its sales function. The FERC subsequently issued an order requiring Tennessee to refund certain costs from this surcharge and refunds were made in May 1996. The refunds had no material effect on Tenneco's reported net income. Tennessee is appealing this decision and believes such appeal will likely be successful.

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

  Also related to Tennessee's GSR costs, on October 14, 1993, Tennessee was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that Tennessee had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. An amendment to the pleading seeks $1.5 billion from Tennessee for alleged damages caused by Tennessee's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. Tennessee filed a motion for partial summary judgment, asserting that the Texas statutes of frauds precluded the plaintiffs from adding new production or acreage to the contract. On May 4, 1995, the trial court granted Tennessee's motion for partial summary judgment; the plaintiffs have filed a notice of appeal and oral arguments were conducted on March 28, 1996. ICA and TransTexas filed a motion for partial summary judgment on a separate issue involving the term "committed reserves" and whether Tennessee has a contractual obligation to purchase gas produced from a lease not described in the gas contract. On November 8, 1995, the trial court granted ICA's and TransTexas' motion in part. That order, which would be finalized upon conclusion of the trial, also held that ICA's and TransTexas' rights are subject to certain limitations of the Texas Business and Commerce Code. In addition to these defenses, which are to be resolved at trial, Tennessee has other defenses which it has asserted and intends to pursue. Tennessee filed a Motion to Clarify the November 8, 1995 order together with a new motion for partial summary judgment concerning the committed reserve issue. On February 22, 1996, the trial court clarified its November 8, 1995 order, but denied Tennessee's new motion for partial summary judgment. The November 8, 1995 and February 22, 1996 rulings do not affect the trial court's previous May 4, 1995 order granting summary judgment to Tennessee.

  Tennessee has been engaged in other settlement and contract reformation discussions with other holders of certain gas purchase contracts who have sued Tennessee. On August 1, 1995, the Texas Supreme Court affirmed a ruling of the Court of Appeals favorable to Tennessee in one of these matters and indicated that it would remand the case to the trial court. On April 18, 1996, however, the Texas Supreme Court withdrew its initial opinion and issued an opinion reversing the Court of Appeals opinion on the matter which was favorable to Tennessee. Tennessee will file a motion for rehearing with the Texas Supreme Court in June 1996. The Supreme Court's ruling explicitly preserves Tennessee's defenses based on bad faith conduct of the producers. In addition, nothing in the Supreme Court's decision affects Tennessee's ability to seek recovery of its above-market costs of

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES purchasing gas under the contract from its customers as gas supply restructuring costs in proceedings currently pending before the Federal Energy Regulatory Commission. In addition, Tennessee has initiated two lawsuits against the holders of this gas purchase contract, seeking damages related to their conduct in connection with that contract. Tennessee has accrued amounts which it believes are appropriate to cover the resolution of the litigation associated with its contract reformation efforts.

  As of March 31, 1996, Tennessee has deferred GSR costs yet to be recovered from its customers of approximately $455 million, net of $342 million previously recovered from its customers, subject to refund. Phase I of the proceeding before a FERC ALJ on the eligibility of the costs to be recovered has been completed. The ALJ's decision of this Phase is expected in October 1996. Phase II of the proceeding on the prudency of the costs to be recovered has not yet been scheduled, but will likely occur sometime after the ALJ's decision in Phase I is issued. The FERC has generally encouraged pipelines to settle such issues through negotiations with customers. Although Order 636 provides for complete recovery by pipelines of eligible and prudently incurred transition costs, certain customers have challenged the prudence and eligibility of Tennessee's GSR costs and Tennessee has engaged in settlement discussions with its customers concerning the amount of such costs in response to the FERC and customer statements acknowledging the desirability of such settlements.

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

  On December 30, 1994, Tennessee filed for a general rate increase (the "1995 Rate Case"). On January 25, 1995, the FERC accepted the filing, suspended its effectiveness for the maximum period of five months pursuant to normal regulatory process, and set the matter for hearing. On July 1, 1995, Tennessee began collecting rates, subject to refund, reflecting an $87 million increase in Tennessee's annual revenue requirement. A Stipulation and Agreement was filed with an ALJ in this proceeding on April 5, 1996. This Stipulation proposed to resolve the rates subject to the 1995 Rate Case, including structural rate design and increased revenue requirements, and Tennessee is reserving revenues it believes adequate to cover any refunds that may be required upon final settlement of this proceeding.

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

  Tenneco has established a reserve for Tennessee's environmental expenses, which includes: 1) expected remediation expense and associated onsite, offsite and groundwater technical studies, 2) legal fees and 3) settlement of third party and governmental litigation, including civil penalties. Through March 31, 1996, Tenneco has charged approximately $152 million against the environmental reserve, excluding recoveries related to Tennessee's environmental settlement as discussed below. Of the remaining reserve, $46 million has been recorded on the balance sheet under "Payables-trade" and $114 million under "Deferred credits and other liabilities."

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

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

  Following negotiations with its customers, Tennessee in May 1995 filed with the FERC a separate Stipulation and Agreement (the "Environmental Stipulation") that addresses the recovery of environmental costs currently being recovered in its rates and also establishes a mechanism for recovering a substantial portion of the environmental costs that will be expended in the future. In November 1995, the FERC issued an order approving the Environmental Stipulation. Although one shipper filed for rehearing, the FERC denied rehearing of its order on February 20, 1996. This shipper filed a Petition for Review on April 22, 1996 in the D.C. Circuit Court of Appeals; Tennessee believes the FERC Order approving the Environmental Stipulation will be upheld on appeal. The effects of the Environmental Stipulation, which was effective as of July 1, 1995, have been recorded with no material effect on Tenneco's financial position or results of operations. As of March 31, 1996, the balance of the regulatory asset is $68 million.

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

  (5) In March 1996, Tenneco sold its remaining ownership of 15.2 million shares of common stock of Case Corporation in a public offering at $53.75 per share. Net proceeds of approximately $788 million were received, resulting in a gain of $340 million, net of $83 million in income tax expense. As a result of this sale, the financial statements have been restated to reflect the operating results and the gains on the sale of the farm and construction equipment segment as "discontinued operations" for all periods presented.

  (6) In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 which establishes new accounting standards for the impairment of long-lived assets and for long-lived assets to be disposed of. Tenneco adopted the new standard in the first quarter of 1996 with no material effect on Tenneco's consolidated financial position or results of operations.

  (7) On March 21, 1996, the Company announced that it intends to spin off Newport News Shipbuilding and Dry Dock Company to its shareholders in a tax-free transaction, and is developing strategic options to separate Tenneco Energy from its packaging and automotive parts divisions and to maximize shareowner value through a tax-free spinoff, a sale, strategic alliance or other action. The development of these options related to Tenneco Energy is expected to be completed during the second quarter of 1996. The spinoff of Newport News Shipbuilding and Dry Dock Company is targeted to be completed late in 1996, but remains subject to a number of conditions including the receipt of a favorable ruling from the Internal Revenue Service on the tax-free nature of the proposed transaction and authorization by Tenneco's board of directors.

 (The above notes are an integral part of the foregoing financial statements.)

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1996 STRATEGIC ACTIONS

  On March 21, 1996, Tenneco announced that the board of directors approved steps to focus Tenneco on its packaging and automotive parts businesses including:

  .A tax-free spinoff of Newport News Shipbuilding to Tenneco's shareowners, and

  .The development of strategic options to separate Tenneco Energy from the packaging and automotive parts divisions through a tax-free spinoff, a sale, strategic alliance or other action. The development of these options is expected to be completed during the second quarter of 1996.

  Following a spinoff of Newport News Shipbuilding and should a separation of Tenneco Energy be effected, Tenneco would then consist of two industrial manufacturing businesses, Tenneco Packaging and Tenneco Automotive, both of which reported record earnings and revenues in 1995, and Tenneco Business Services, the company's administrative services unit.

  The spinoff of Newport News Shipbuilding from Tenneco is targeted to be completed late in 1996, but remains subject to a number of conditions including the receipt of a favorable ruling from the Internal Revenue Service on the tax-free nature of the proposed transaction and authorization by Tenneco's board of directors.

  In the first quarter of 1996, Tenneco continued its strategy to redeploy capital to faster-growing, more profitable and less cyclical business opportunities. One of the largest sales in this asset redeployment program was completed in March with the sale of Tenneco's remaining 21 percent ownership of Case Corporation. The sale resulted in an after-tax gain of $340 million and generated net proceeds of approximately $788 million.

  Also during the first quarter of 1996, Tenneco repurchased $42 million of common stock under its repurchase program. This program is designed to offset the growth in common shares resulting from shares issued pursuant to employee benefit plans. Since December 1994, Tenneco repurchased a total of 15.1 million common shares at a cost of $688 million.

THREE MONTHS RESULTS

  Tenneco's income from continuing operations for the first quarter of 1996 of $156 million improved by 22 percent compared with $128 million in the first quarter of 1995. Tenneco Energy and Tenneco Automotive, in addition to the deferred gain on the sale of an investment, contributed to this improvement in income. Partially offsetting these improvements was lower operating income at Tenneco Packaging and Newport News Shipbuilding, all of which are discussed below.

  Earnings per share from continuing operations improved by 27 percent to $.90 per average common share in the 1996 first quarter from $.71 in the prior year first quarter. Net income to common stock in the first quarter of 1996 was $492 million or $2.89 per share compared with net income to common stock of $150 million or $.84 per share in the 1995 first quarter. The first quarter 1996 net income to common stock included income from discontinued operations of $339 million, or $1.99 per average common share. The 1995 first quarter net income to common stock included income from discontinued operations of $25 million, or 13 cents per average common share. Average common shares outstanding during the 1996 first quarter were 170 million, a four percent decrease from the 1995 first quarter primarily resulting from Tenneco's share repurchase programs.

NET SALES AND OPERATING REVENUES

                                                                  FIRST QUARTER
                                                                  -------------
                                                                   1996   1995
                                                                  ------ ------
                                                                   (MILLIONS)
      Automotive................................................. $  683 $  602
      Energy.....................................................    744    505
      Packaging..................................................    859    636
      Shipbuilding...............................................    438    421
      Other......................................................      1     (1)
                                                                  ------ ------
                                                                  $2,725 $2,163
                                                                  ====== ======

  Tenneco's first quarter 1996 revenues increased $562 million or 26 percent, and have benefited from strong market conditions in the gas industry along with revenues from acquisitions made in late 1994 and 1995. The results of each business are discussed in detail below.

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST (OPERATING INCOME)

                                                                  FIRST QUARTER
                                                                  -------------
                                                                   1996   1995
                                                                  ------ ------
                                                                   (MILLIONS)
      Automotive................................................. $   59 $   56
      Energy.....................................................     98     80
      Packaging..................................................    106    116
      Shipbuilding...............................................     41     44
      Other......................................................     15     (5)
                                                                  ------ ------
                                                                  $  319 $  291
                                                                  ====== ======

  Tenneco's operating income for the first quarter of 1996 increased by $28 million compared with the 1995 period. Tenneco Energy benefited from favorable market conditions in the gas industry and Tenneco Automotive benefited from improved market conditions in the exhaust aftermarket. Also, Tenneco recognized a deferred gain on the sale of an investment in the 1996 first quarter that was in excess of amounts recorded in the 1995 period. These increases were offset by lower operating income at Tenneco Packaging due to lower paperboard prices and at Newport News Shipbuilding due in part to the settlement of a dispute on a cruise ship repair contract and higher material costs related to commercial product tankers. The results of each business are discussed in detail below.

TENNECO AUTOMOTIVE

                                                                   FIRST QUARTER
                                                                   -------------
                                                                    1996   1995
                                                                   ------ ------
                                                                    (MILLIONS)
      Revenues.................................................... $  683 $  602
      Operating income............................................     59     56

  Revenues from Tenneco Automotive's original equipment business increased during the first quarter of 1996 by $55 million to $345 million. North American and European original equipment volumes were up significantly in the first quarter of 1996 driven by a record number of new product launches and an excellent market mix. Over 60 percent of Tenneco Automotive's original equipment sales are for use on light trucks, minivans and sport utility vehicles.

  Operating income in the original equipment business for the first quarter of 1996 decreased $3 million to $13 million compared with last year's first quarter. The operating income change in 1996 is due primarily to a high level of costs related to a new process, hydroforming. Hydroforming is a liquid, high-pressure process for bending and shaping metal parts not available with traditional manufacturing technology. Reductions in shipments related to the labor strike at General Motors also reduced operating income.

  Revenues from aftermarket sales increased $26 million to $338 million compared with the 1995 first quarter. North American aftermarket revenues rose 9 percent over last year, driven by a significant number of major new customers and strong marketing programs.

  Operating income in the aftermarket business was $46 million for the 1996 first quarter compared with $40 million for the prior year quarter. The positive impact of higher sales volumes in North America and Europe, and continued strong marketing programs contributed to the increase in operating income.

TENNECO ENERGY

                                                                        FIRST
                                                                       QUARTER
                                                                     -----------
                                                                     1996  1995
                                                                     ----- -----
                                                                     (MILLIONS)
      Revenues...................................................... $ 744 $ 505
      Operating income..............................................    98    80

  Tenneco Energy achieved first quarter 1996 operating income of $98 million, a 23 percent increase from the $80 million posted in the 1995 first quarter. In addition, revenues rose 47 percent, to $744 million from $505 million.

  Revenues from the non-regulated business increased 75 percent to $518 million, the result of higher gas prices and a 17 percent increase in gas volumes. Regulated revenues increased to $226 million, or eight percent, due to a new pipeline rate structure and a 12 percent increase in volumes.

  Operating income from the non-regulated business increased to $18 million in the 1996 first quarter from $6 million which included Venture's natural gas producing properties, the South Australia pipeline, and marketing and intrastate activities. The Ventures group increased production 70 percent from the year-ago level and contributed $5 million in operating income.

  Operating income from regulated pipelines in the U.S. rose $6 million to $80 million. The increase was achieved despite the sale last December of Energy's 50 percent interest in the Kern River pipeline, which contributed $8 million to operating income in the year-ago quarter. The benefits derived from the Tennessee Gas Pipeline Company ("Tennessee") rate case implementation contributed to the improvement.

  On April 18, 1996, the Texas Supreme Court issued a decision adverse to Tennessee in a proceeding involving a gas supply contract containing a "take-or-pay" provision and above-market pricing terms. The decision reversed an earlier opinion of the Texas Supreme Court which held that the contract in question was an "output" contract under the Texas Business and Commerce Code and therefore subject to the requirement that any increase in production under the contract must be made in good faith and in reasonable proportion to historical levels. Tennessee intends to ask the court to again rehear the issue. The Supreme Court's ruling explicitly preserves Tennessee's defenses based on bad faith conduct of the producers. In addition, nothing in the Supreme Court's decision affects Tennessee's ability to seek recovery of its above-market costs of purchasing gas under the contract from its customers as gas supply restructuring costs in proceedings currently pending before the Federal Energy Regulatory Commission. Reference is made to Note 2 in the "Notes to Financial Statements" for additional information concerning these gas purchase agreements.

TENNECO PACKAGING

                                                                        FIRST
                                                                       QUARTER
                                                                     -----------
                                                                     1996  1995
                                                                     ----- -----
                                                                     (MILLIONS)
      Revenues...................................................... $ 859 $ 636
      Operating income..............................................   106   116

  Tenneco Packaging had a strong quarter despite an average decline of 10 percent in linerboard prices from the year-ago quarter. The results were driven by strong performance from its plastics business. The recently acquired plastics business contributed $31 million in operating income on revenues of $230 million in the 1996 first quarter. In the first quarter of 1995, when not part of Tenneco, this recently acquired plastics business earned $15 million from operations.

  In Tenneco Packaging's paperboard business, revenues were down $14 million to $461 million compared with the 1995 first quarter. Operating income in the paperboard business declined $30 million to $63 million compared with the 1995 first quarter, excluding the 1995 first quarter $14 million pre-tax gain on the sale of a North Carolina mill. Earnings and sales were reduced by lower volumes and price realizations in both linerboard and corrugated medium.

  Revenues in Tenneco Packaging's specialty packaging business increased $237 million to $398 million compared with the 1995 first quarter, primarily as a result of the recently acquired plastics business.

  The specialty packaging business earned $43 million in operating income for the 1996 first quarter, a $34 million increase compared with the 1995 first quarter results. The strong results of the recently acquired plastics business generated $31 million of this improvement. The plastics and molded fiber businesses continued to improve but these results were partially offset by weaker aluminum operations.

  A $30 million restructuring program to reduce costs in aluminum and molded fiber operations was announced and accounted for in the fourth quarter of 1995. These actions should result in improved performance in the second half of this year.

NEWPORT NEWS SHIPBUILDING

                                                                        FIRST
                                                                       QUARTER
                                                                     -----------
                                                                     1996  1995
                                                                     ----- -----
                                                                     (MILLIONS)
      Revenues...................................................... $ 438 $ 421
      Operating income..............................................    41    44

  Shipbuilding revenues for the 1996 first quarter increased slightly compared with the 1995 period due to greater levels of activity on the surface ship overhaul program, partially offset by lower submarine program revenues. Construction activity on the Los Angeles-class submarines declined in the 1996 first quarter as this program nears completion.

  Operating income for Shipbuilding decreased for the 1996 first quarter due in part to the settlement of a dispute on a cruise ship repair contract and higher material costs related to commercial product tankers.

  The shipyard's backlog was $4.4 billion at March 31, 1996 substantially all of which is U.S. Navy-related. This compared with $5.3 billion at March 31, 1995.

  The backlog at the end of the 1996 first quarter included one Los Angeles-class submarine, two Nimitz-class aircraft carriers (Harry S. Truman and Ronald Reagan), the two-ship Sealift conversion contract, surface ship overhaul contracts and contracts to construct nine "Double Eagle" product tankers. In addition, Newport News has ongoing engineering contracts as the lead design yard for the Los Angeles-class and Seawolf-class submarines. Subject to new orders, this backlog will decline as the remaining submarine is delivered in 1996 and the aircraft carriers are delivered in 1998 and 2002.

OTHER

  Tenneco's other operations reported operating income of $15 million during the first quarter of 1996 compared with an operating loss of $5 million in the 1995 first quarter. This increase in operating income was due to the recognition of a $32 million deferred gain on the sale of Tenneco's investment in Cummins Engine Company stock partially offset by lower interest income along with higher corporate administrative and general expenses.

INTEREST EXPENSE (NET OF INTEREST CAPITALIZED)

  Interest expense increased from $75 million in the 1995 first quarter to $89 million in the 1996 first quarter. The increase was primarily attributable to higher debt levels that resulted from the Tenneco Plastics acquisition in November 1995. Interest capitalized increased from $1 million in the 1995 first quarter to $6 million in the 1996 first quarter due to an increase of major projects under construction.

INCOME TAXES

  Income tax expense for the first quarter of 1996 was $69 million compared with $83 million for the 1995 first quarter.

DISCONTINUED OPERATIONS

  Income from discontinued operations in the first quarter of 1996 of $339 million (net of income tax expense of $83 million) was attributable to the farm and construction equipment segment.

  In March 1996, Tenneco sold its remaining investment in the common stock of Case Corporation, resulting in net proceeds of approximately $788 million. The gain on the sale, which was recorded in the 1996 first quarter as "discontinued operations", was $340 million, net of income tax expense of $83 million.

  Loss from the farm and construction equipment operations in the 1996 first quarter was $1 million. Income from discontinued operations in the 1995 first quarter of $25 million was also attributable to the farm and construction equipment operations.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

                                                                    FIRST
                                                                   QUARTER
                                                                  -----------
      CASH PROVIDED (USED) BY:                                    1996   1995
      ------------------------                                    -----  ----
                                                                  (MILLIONS)
      Operating activities....................................... $(788) $(13)
      Investing activities.......................................   805   616
      Financing activities.......................................  (133) (444)

  Tenneco's operating results, combined with proceeds from sales of assets and businesses, including discontinued operations, and short-term borrowings, have provided funds for acquisitions and capital investments in existing businesses and to repurchase its common stock. Operating cash flow for the first quarter of 1996 declined as customer receivables increased $557 million primarily due to lower sales of customer receivables compared with cash generated in the 1995 first quarter of $5 million. This decrease was due primarily to trade receivables sold to Asset Securitization Cooperative Corporation, which were $470 million lower in the first quarter of 1996 compared with the 1995 first quarter. Operating cash flow in the first quarter of 1996 also declined as a result of higher tax payments compared with the 1995 first quarter due to the final settlement of years 1987 through 1989 federal tax liabilities. The sale of discontinued operations and sales of businesses and assets, primarily the 15.2 million shares of Case common stock and Tenneco's 50 percent interest in Kern River Gas Transmission Company, generated an additional $1,026 million of cash during the 1996 first quarter.

  Tenneco invested $193 million in capital expenditures in its existing businesses during the 1996 first quarter. Capital expenditures during the 1996 first quarter included $42 million for Automotive, $44 million for Energy, $64 million for Packaging, $13 million for Shipbuilding and $30 million related to Tenneco's other operations. Capital expenditures were higher at Automotive, Packaging and Energy during the 1996 first quarter while Shipbuilding capital expenditures were approximately the same as the prior year quarter.

  During the 1995 first quarter, Tenneco's cash sources included $734 million in proceeds from the sale of discontinued operations and sales of businesses and assets (primarily the Albright & Wilson chemicals operations for $700 million). Capital expenditures were $118 million for continuing operations.

CAPITALIZATION

                               MARCH 31, DECEMBER 31, MARCH 31,
                                 1996        1995       1995
                               --------- ------------ ---------
                                          (MILLIONS)
      Short-term debt and
       current maturities.....  $1,195      $  908     $  484
      Long-term debt..........    3,482      3,751      3,559
      Minority interest.......      320        320        314
      Preferred stock.........      111        130        128
      Common shareowners'
       equity.................    3,532      3,148      2,932
                                -------     ------     ------
      Total capitalization....   $8,640     $8,257     $7,417
                                =======     ======     ======

  The primary reason for the net increase in debt outstanding at March 31, 1996 compared with March 31, 1995 is the debt issued for the acquisition of the plastics business from Mobil. Tenneco initially funded this acquisition primarily with short-term debt. In December 1995, Tenneco issued $600 million of long-term debt to refinance part of the purchase price.

  Tenneco's ratio of debt to total capitalization at March 31, 1996 was 54.1 percent compared with 56.4 percent at December 31, 1995. Including the market value of the SECT shares, the ratio of total debt to total capitalization at March 31, 1996 was 52.9 percent compared with 55.0 percent at December 31, 1995.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

 (1) Environmental Proceedings.

  Tennessee is a party in proceedings involving federal and state authorities regarding the past use by Tennessee of a lubricant containing polychlorinated biphenyls ("PCBs") in its starting air systems. Tennessee has executed a consent order with the EPA governing the remediation of certain of its compressor stations and is working with the Pennsylvania and New York environmental agencies to specify the remediation requirements at the Pennsylvania and New York stations. Remediation activities in Pennsylvania are essentially complete; in addition, pursuant to the Consent Order dated August 1, 1995, between the Company and the Pennsylvania Department of Environmental Protection, the Company funded an environmentally beneficial project for $450,000 in April 1996. Tenneco believes that the ultimate resolution of this matter will not have a material adverse effect on the financial position or results of operations of Tenneco Inc. and its consolidated subsidiaries.

  In Commonwealth of Kentucky, Natural Resources and Environmental Protection Cabinet v. Tennessee Gas Pipeline Company (Franklin County Circuit Court, Docket No. 88-C1-1531, November 16, 1988), the Kentucky environmental agency alleged that Tennessee discharged pollutants into the waters of the state without a permit, and disposed of PCBs without a permit. The agency sought an injunction against future discharges, sought an order to remediate or remove PCBs and sought a civil penalty. Tennessee has entered into agreed orders with the agency to resolve many of the issues raised in the original allegations, has received water discharge permits for its Kentucky stations from the agency and continues to work to resolve the remaining issues. Counsel for Tenneco are unable to express an opinion as to its ultimate outcome. Tenneco believes that the resolution of this issue will not have a material adverse effect on its consolidated financial position or results of operations.

  A subsidiary of Tennessee owns a 13.2% general partnership interest in Iroquois Gas Transmission System, L.P. ("Iroquois"), which owns an interstate natural gas pipeline from the Canadian border through the states of New York and Connecticut to Long Island. The operator of the pipeline is Iroquois Pipeline Operating Company (the "Operator"), which, as of May 1996, is a subsidiary of TransCanada Pipelines, Ltd., an affiliate of TransCanada Iroquois, Ltd., which is also a partner in Iroquois. Tennessee has a contract to provide gas dispatching as well as post-construction field operation and maintenance services for the Operator of Iroquois, but Tennessee is not the Operator and is not an affiliate of the Operator.

  Iroquois has been informed of investigations and allegations regarding alleged environmental violations which occurred during the construction of the pipeline. Communications have been received from U.S. Attorneys' Offices, the Enforcement Staff of the FERC's Office of the General Counsel, the Army Corps of Engineers, the Public Service Commission of the State of New York, the EPA and the Federal Bureau of Investigation. Iroquois is in the process of negotiating a settlement with the Government regarding certain environmental and safety allegations asserted by the Government. Tenneco anticipates that a global settlement will be reached in the second quarter of 1996 that will resolve all criminal, civil and administrative enforcement actions contemplated by federal and state authorities respecting the pending investigations.

  As a general partner, Tennessee's subsidiary may be jointly and severally liable with the other partners for the liabilities of Iroquois. The foregoing proceedings and investigations have not affected pipeline operations. Based upon information available to Tennessee, Tennessee believes that neither it nor any of its subsidiaries is a target of the criminal investigation described above. Further, while a global resolution of these inquiries could have a material adverse effect on the financial condition of Iroquois, Tenneco believes that the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of Tenneco Inc. and its consolidated subsidiaries.

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

 (2) Potential Superfund Liability.

  At March 31, 1996, Tenneco has been designated as a potentially responsible party in 57 "Superfund" sites. With respect to its pro rata share of the remediation costs of certain sites, Tenneco is fully indemnified by third parties. With respect to certain other sites, Tenneco has sought to resolve its liability through payments to the other potentially responsible parties. For the remaining sites, Tenneco has estimated its share of the remediation costs to be between $10 million and $65 million or 0.4% to 2.4% of the total remediation costs for those sites and has provided reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, Tenneco's estimate of its share of remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that Tenneco could be required to pay in excess of its pro rata share of remediation costs. Tenneco's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in Tenneco's determination of its estimated liability. Tenneco believes that the costs associated with its current status as a potentially responsible party in the Superfund sites described above will not be material to its consolidated financial position or results of operations.

 (3) Other Proceedings.

  On October 14, 1993, Tennessee was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that Tennessee had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. An amendment to the pleading seeks $1.5 billion from Tennessee for alleged damages caused by Tennessee's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. Tennessee filed a motion for partial summary judgment, asserting that the Texas statutes of frauds precluded the plaintiffs from adding new production or acreage to the contract. On May 4, 1995, the trial court granted Tennessee's motion for partial summary judgment; the plaintiffs have filed a notice of appeal and oral arguments were conducted on March 28, 1996. ICA and TransTexas filed a motion for partial summary judgment on a separate issue involving the term "committed reserves" and whether Tennessee has a contractual obligation to purchase gas produced from a lease not described in the gas contract. On November 8, 1995, the trial court granted ICA's and TransTexas' motion in part. That order, which would be finalized upon conclusion of the trial, also held that ICA's and TransTexas' rights are subject to certain limitations of the Texas Business and Commerce Code. In addition to these defenses, which are to be resolved at trial, Tennessee has other defenses which it has asserted and intends to pursue. Tennessee filed a Motion to Clarify the November 8, 1995 order together with a new motion for partial summary judgment concerning the committed reserve issue. On February 22, 1996, the trial court clarified its November 8, 1995 order, but denied Tennessee's new motion for partial summary judgment. The November 8, 1995 and February 22, 1996 rulings do not affect the trial court's previous May 4, 1995 order granting partial summary judgment to Tennessee.

  Tennessee has been engaged in other settlement and contract reformation discussions with other holders of certain gas purchase contracts who have sued Tennessee. On August 1, 1995, the Texas Supreme Court affirmed a ruling of the Court of Appeals favorable to Tennessee in one of these matters and indicated that it would remand the case to the trial court. On April 18, 1996, however, the Texas Supreme Court withdrew its initial opinion and issued an opinion reversing the Court of Appeals opinion on the matter which was favorable to

Tennessee. Tennessee will file a motion for rehearing with the Texas Supreme Court in June 1996. In addition, Tennessee has initiated two lawsuits against the holders of this gas purchase contract, seeking damages related to their conduct in connection with that contract. Tenneco is unable to predict the ultimate outcome of the litigation associated with its contract reformation efforts or the impact which it may have upon its consolidated financial position or results of operations, however, Tennessee has accrued amounts which it believes are appropriate to cover the resolution of these matters.

  Tenneco Inc. and its subsidiaries are parties to numerous other legal proceedings arising from their operations. Tenneco Inc. believes that the outcome of these other proceedings, individually and in the aggregate, will have no material effect on Tenneco's consolidated financial position or results of operations.

ITEM 5. OTHER INFORMATION.

  Recent Developments.

  On March 21, 1996, the Company announced that it intends to spin off Newport News Shipbuilding and Dry Dock Company to its shareholders in a tax-free transaction, and is developing strategic options to separate Tenneco Energy from its packaging and automotive parts divisions and to maximize shareowner value through a tax-free spinoff, a sale, strategic alliance or other action. The development of these options related to Tenneco Energy is expected to be completed during the second quarter of 1996. The spinoff of Newport News Shipbuilding and Dry Dock Company is expected to be completed late in 1996, subject to receipt of a favorable ruling from the Internal Revenue Service on the tax-free nature of the proposed transaction.

  On April 18, 1996, the Texas Supreme Court issued a decision adverse to Tennessee in a proceeding involving a gas supply contract containing a "take-or-pay" provision and above-market pricing terms. The decision reversed an earlier opinion of the Texas Supreme Court which held that the contract in question was an "output" contract under the Texas Business and Commerce Code and therefore subject to the requirement that any increase in production under the contract must be made in good faith and in reasonable proportion to historical levels. Tennessee intends to ask the court to again rehear the issue. The Supreme Court's ruling explicitly preserves Tennessee's defenses based on bad faith conduct of the producers. In addition, nothing in the Supreme Court's decision affects Tennessee's ability to seek recovery of its above-market costs of purchasing gas under the contract from its customers as gas supply restructuring costs in proceedings currently pending before the Federal Energy Regulatory Commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (1) Exhibits.

     3--Certificate of Incorporation as amended and supplemented as of February 27, 1996.
    11--Computation of Earnings Per Share of Common Stock. 12--Computation of Ratio of Earnings to Fixed Charges. 27.1--Financial Data Schedule.
    27.2--Financial Data Schedule for December 31, 1995 (Restated). 27.3--Financial Data Schedule for September 30, 1995 (Restated). 27.4--Financial Data Schedule for June 30, 1995 (Restated). 27.5--Financial Data Schedule for March 31, 1995 (Restated). 27.6--Financial Data Schedule for December 31, 1994 (Restated). 27.7--Financial Data Schedule for September 30, 1994 (Restated).

  (2) Reports on Form 8-K. Tenneco Inc. filed two Current Reports on Form 8-K during the quarter ended March 31, 1996: on February 2, 1996 with respect to a
(i) letter to shareowners dated February 2, 1996 from Dana G. Mead, Chairman and Chief Executive Officer, regarding Tenneco's businesses, and (ii) press release issued January 30, 1996 regarding, among other things, earnings of Tenneco Inc. for the year ended December 31, 1995; and on March 21, 1996 with respect to a (i) letter to shareowners dated March 21, 1996 from Dana G. Mead, Chairman and Chief Executive Officer, regarding Tenneco's businesses, and (ii) press release issued March 21, 1996 regarding, among other things, a spinoff of Newport News Shipbuilding and Dry Dock Company and other strategic options.

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

                                          TENNECO INC.

                                                    Robert T. Blakely
                                          By __________________________________
                                                    Robert T. Blakely
                                                Senior Vice President and
                                                 Chief Financial Officer

Date: May 15, 1996

                                                                     EXHIBIT 11
                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

               COMPUTATION OF EARNINGS PER SHARE OF COMMON STOCK
                                  (UNAUDITED)

                                                 (MILLIONS EXCEPT SHARE
                                                        AMOUNTS)
                                                 THREE MONTHS ENDED MARCH 31,
                                                -----------------------------
                                                    1996         1995
                                                ------------ ------------
COMPUTATION FOR STATEMENTS OF INCOME
  Primary Earnings Per Share (average shares
   outstanding):
   Income from continuing operations..........  $        156 $        128
   Income from discontinued operations, net of
    income tax................................           339           25
                                                ------------ ------------
   Net income.................................           495          153
   Preferred stock dividends..................             3            3
                                                ------------ ------------
   Net income to common stock.................  $        492 $        150
                                                ============ ============
   Average shares of common stock
    outstanding(a)............................   170,440,074  177,792,872
                                                ============ ============
   Earnings per average share of common stock:
     Continuing operations....................  $        .90 $        .71
     Discontinued operations..................          1.99          .13
                                                ------------ ------------
                                                $       2.89 $        .84
                                                ============ ============
ADDITIONAL COMPUTATIONS(B)
  Net income to common stock, per above.......  $        492 $        150
                                                ============ ============
  Primary Earnings Per Share (including common
   stock equivalents):
   Average shares of common stock
    outstanding(a)............................   170,440,074  177,792,872
   Incremental common shares applicable to
    common stock options based on the common
    stock daily average market price during
    the period................................       535,013       49,907
   Incremental common shares applicable to
    performance units based upon the
    attainment of specified goals.............        88,125       27,625
                                                ------------ ------------
   Average common shares, as adjusted.........   171,063,212  177,870,404
                                                ============ ============
   Earnings per average share of common stock
    (including common stock equivalents):
     Continuing operations....................  $        .90 $        .71
     Discontinued operations..................          1.98          .13
                                                ------------ ------------
                                                $       2.88 $        .84
                                                ============ ============
  Fully Diluted Earnings Per Share:
   Average shares of common stock
    outstanding(a)............................   170,440,074  177,792,872
   Incremental common shares applicable to
    common stock options based on the more
    dilutive of the common stock ending or
    average market price during the period....       774,770       64,438
   Average common shares issuable assuming
    conversion of Tenneco Inc. 10% loan stock.            --       39,329
   Incremental common shares applicable to
    performance units based upon the
    attainment of specified goals.............        88,125       27,625
                                                ------------ ------------
   Average common shares assuming full
    dilution..................................   171,302,969  177,924,264
                                                ============ ============
   Fully diluted earnings per average share,
    assuming conversion of all applicable
    securities:
     Continuing operations....................  $        .89 $        .71
     Discontinued operations..................          1.98          .13
                                                ------------ ------------
                                                $       2.87 $        .84
                                                ============ ============

- --------
NOTES:(a) In 1992, 12,000,000 shares of common stock were issued to the Stock
          Employee Compensation Trust ("SECT"). Shares of common stock issued to a related trust are not considered to be outstanding in the computation of average shares of common stock until the shares are utilized to fund the obligations for which the trust was established. For the periods ended March 31, 1996 and 1995, the SECT utilized 717,256 and 737,799 shares, respectively.
(b) These calculations are submitted in accordance with Securities and Exchange Commission requirements although not required by Accounting Principles Board Opinion No. 15 because they result in dilution of less than 3%.

                                                                      EXHIBIT 12

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

              COMBINED WITH 50% OWNED UNCONSOLIDATED SUBSIDIARIES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                      THREE
                                                                     MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                                    ----------
                                                                    1996  1995
                                                                    ----  ----
Income from continuing operations.................................. $156  $128
Add:
  Interest.........................................................  108   107
  Portion of rentals representative of interest factor.............   15    14
  Preferred stock dividend requirements of majority-owned
   subsidiaries....................................................    5     6
  Income tax expense and other taxes on income.....................   69    83
  Amortization of interest capitalized applicable to nonutility
   companies.......................................................    1     1
  Undistributed earnings of affiliated companies in which less than
   a 50% voting interest is owned..................................   (4)   (2)
                                                                    ----  ----
    Earnings as defined............................................ $350  $337
                                                                    ====  ====
Interest........................................................... $108  $107
Interest capitalized...............................................    6     1
Portion of rentals representative of interest factor...............   15    14
Preferred stock dividend requirements of majority-owned
 subsidiaries on a pretax basis....................................    7    10
                                                                    ----  ----
    Fixed charges as defined....................................... $136  $132
                                                                    ====  ====
Ratio of earnings to fixed charges................................. 2.57  2.55
                                                                    ====  ====

                      [LOGO OF TENNECO INC. APPEARS HERE]