Form 10-Q
period 1996-06-30
TENNECO INC /DE/
filed 1996-08-14
CIK 823549

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

  Common Stock, par value $5 per share: 170,865,721 shares as of June 30, 1996.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I--Financial Information
  Tenneco Inc. and Consolidated Subsidiaries--
    Statements of Income..................................................   2
    Statements of Cash Flows..............................................   3
    Balance Sheets........................................................   4
    Statements of Changes in Shareowners' Equity..........................   5
    Statements of Changes in Preferred Stock With Mandatory Redemption
     Provisions...........................................................   6
    Notes to Financial Statements.........................................   7
    Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................  12
Part II--Other Information
  Item 1. Legal Proceedings...............................................  21
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   *
  Item 5. Other Information...............................................  22
  Item 6. Exhibits and Reports on Form 8-K................................  23

- --------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                     PART I

                             FINANCIAL INFORMATION

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                    JUNE 30,                  JUNE 30,
- --------------------------------------------------------------------------------
(MILLIONS EXCEPT SHARE
AMOUNTS)                        1996         1995         1996         1995
- --------------------------------------------------------------------------------
Revenues:
  Net sales and operating
   revenues--
    Automotive.............  $       780  $       661  $     1,463  $     1,263
    Energy.................          622          432        1,366          937
    Packaging..............          916          682        1,775        1,318
    Shipbuilding...........          477          424          915          845
    Other..................           (3)          (1)          (2)          (2)
                             -----------  -----------  -----------  -----------
                                   2,792        2,198        5,517        4,361
  Other income--
    Interest income........           14           27           34           54
    Equity in net income of
     affiliated companies..            8           21           18           38
    Gain (loss) on sale of
     businesses and assets,
     net...................           51           (7)          91            7
    Other income, net......           19           12           25           19
                             -----------  -----------  -----------  -----------
                                   2,884        2,251        5,685        4,479
                             -----------  -----------  -----------  -----------
Costs and Expenses:
  Cost of sales (exclusive
   of depreciation shown
   below)..................        1,606        1,295        3,091        2,544
  Cost of gas sold.........          361          221          795          493
  Operating expenses.......          121           96          264          199
  Selling, general and
   administrative..........          272          195          534          382
  Finance charges--Tenneco
   Finance.................           17           23           35           46
  Depreciation, depletion
   and amortization........          145          107          285          210
                             -----------  -----------  -----------  -----------
                                   2,522        1,937        5,004        3,874
                             -----------  -----------  -----------  -----------
Income Before Interest
 Expense, Income Taxes and
 Minority Interest.........          362          314          681          605
Interest Expense (net of
 interest capitalized).....           90           77          179          152
                             -----------  -----------  -----------  -----------
Income Before Income Taxes
 and Minority Interest.....          272          237          502          453
Income Tax Expense.........          106          102          175          185
                             -----------  -----------  -----------  -----------
Income Before Minority
 Interest..................          166          135          327          268
Minority Interest..........            5            6           10           11
                             -----------  -----------  -----------  -----------
Income From Continuing
 Operations................          161          129          317          257
Income From Discontinued
 Operations, Net of Income
 Tax.......................           --           56          339           81
                             -----------  -----------  -----------  -----------
Net Income.................          161          185          656          338
Preferred Stock Dividends..            2            3            5            6
                             -----------  -----------  -----------  -----------
Net Income to Common Stock.  $       159  $       182  $       651  $       332
                             ===========  ===========  ===========  ===========
Average Number of Shares of
 Common Stock Outstanding..  170,264,386  173,699,875  170,351,740  175,829,883
                             ===========  ===========  ===========  ===========
Earnings Per Average Share
 of Common Stock:
  Continuing operations ...  $       .93  $       .72  $      1.83  $      1.43
  Discontinued operations..           --          .33         1.99          .46
                             -----------  -----------  -----------  -----------
                             $       .93  $      1.05  $      3.82  $      1.89
                             ===========  ===========  ===========  ===========
Cash Dividends Per Share of
 Common Stock..............  $       .45  $       .40  $       .90  $       .80
                             ===========  ===========  ===========  ===========

 (The accompanying notes to financial statements are an integral part of these statements of income.)

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                    SIX MONTHS
                                                                      ENDED
                                                                     JUNE 30,
- --------------------------------------------------------------------------------
(MILLIONS)                                                          1996  1995
- --------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Income from continuing operations................................  $317  $ 257
 Adjustments to reconcile income from continuing operations to cash provided (used) by continuing operations--
  Depreciation, depletion and amortization........................   285    210
  Equity in net (income) loss of affiliated companies, net of
   dividends......................................................    --    (12)
  Deferred income taxes...........................................    (2)     8
  Gain on sale of businesses and assets, net......................   (91)    (7)
  Changes in components of working capital--
   (Increase) decrease in receivables.............................  (128)    60
   (Increase) decrease in inventories.............................     6   (184)
   (Increase) decrease in prepayments and other current assets....   (15)    (3)
   Increase (decrease) in payables................................    23   (123)
   Increase (decrease) in taxes accrued...........................  (193)    (3)
   Increase (decrease) in interest accrued........................   (14)   (25)
   Increase (decrease) in natural gas pipeline revenue
    reservation...................................................    11   (179)
   Increase (decrease) in other current liabilities...............  (103)   (27)
  (Increase) decrease in long-term notes and receivables..........   138    199
  Take-or-pay (refunds to customers) recoupments, net.............     2     25
  Other...........................................................  (207)    32
                                                                    ----  -----
   Cash provided (used) by continuing operations..................    29    228
   Cash provided (used) by discontinued operations................  (244)    27
                                                                    ----  -----
Net Cash Provided (Used) by Operating Activities..................  (215)   255
                                                                    ----  -----
Cash Flows from Investing Activities:
 Net proceeds (expenditures) related to the sale of discontinued
 operations.......................................................   773    690
 Net proceeds from sale of businesses and assets..................   288     46
 Expenditures for plant, property and equipment--
  Continuing operations...........................................  (464)  (322)
  Discontinued operations.........................................    --     (4)
 Acquisitions of businesses.......................................   (24)  (271)
 Investments and other............................................   (68)    44
                                                                    ----  -----
Net Cash Provided (Used) by Investing Activities..................   505    183
                                                                    ----  -----
Cash Flows from Financing Activities:
 Issuance of common, treasury and SECT shares.....................    46     39
 Purchase of common stock.........................................  (122)  (450)
 Redemption of preferred stock....................................   (20)   (20)
 Issuance of long-term debt.......................................     2     --
 Retirement of long-term debt.....................................  (302)  (192)
 Net increase (decrease) in short-term debt excluding current
 maturities on long-term debt.....................................   141     28
 Dividends (common and preferred).................................  (158)  (146)
                                                                    ----  -----
Net Cash Provided (Used) by Financing Activities..................  (413)  (741)
                                                                    ----  -----
Effect of Foreign Exchange Rate Changes on Cash and Temporary Cash
Investments.......................................................    (2)     5
                                                                    ----  -----
Increase (Decrease) in Cash and Temporary Cash Investments........  (125)  (298)
Cash and Temporary Cash Investments, January 1....................   354    405
                                                                    ----  -----
Cash and Temporary Cash Investments, June 30 (Note)...............  $229  $ 107
                                                                    ====  =====
Cash Paid During the Period for:
 Interest.........................................................  $224  $ 235
 Income taxes (net of refunds)....................................  $621  $ 203

- --------
NOTE: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at date of purchase.

 (The accompanying notes to financial statements are an integral part of these statements of cash flows.)

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                  (UNAUDITED)
                                                 JUNE 30,  DECEMBER 31, JUNE 30,
(MILLIONS)                                         1996        1995       1995
- --------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash and temporary cash investments............ $   229     $   354    $   107
 Receivables--
   Customer notes and accounts (net)............   1,104         921      1,192
   Affiliated companies.........................      55         112         60
   Gas transportation and exchange..............     151          64        198
   Income taxes.................................     138         172        133
   Other........................................     450         514        304
 Inventories--
   Finished goods...............................     381         396        312
   Work in process..............................     100         102         90
   Long-term contracts in progress, less pro-
    gress billings..............................     282         264        212
   Raw materials................................     249         253        209
   Materials and supplies.......................     163         166        153
 Deferred income taxes..........................      44          --         33
 Prepayments and other..........................     305         264        254
                                                 -------     -------    -------
                                                   3,651       3,582      3,257
                                                 -------     -------    -------
Investments and Other Assets:
 Investment in affiliated companies.............     264         297        369
 Long-term notes and other receivables (net)....     251         435        614
 Investment in subsidiaries in excess of fair
  value of net assets at date of acquisition,
  less amortization.............................     608         642        307
 Deferred income taxes..........................      61          52         60
 Other..........................................   1,931       1,801      1,397
                                                 -------     -------    -------
                                                   3,115       3,227      2,747
                                                 -------     -------    -------
Plant, Property and Equipment, at cost..........  12,338      11,962     10,760
 Less--Reserves for depreciation, depletion and
  amortization..................................   5,842       5,643      5,548
                                                 -------     -------    -------
                                                   6,496       6,319      5,212
                                                 -------     -------    -------
Net Assets of Discontinued Operations...........      --         323        874
                                                 -------     -------    -------
                                                 $13,262     $13,451    $12,090
                                                 =======     =======    =======
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
 Short-term debt (including current maturities
  on long-term debt)............................ $ 1,146     $   908    $   635
 Payables--
   Trade........................................   1,061       1,102        806
   Affiliated companies.........................       2           2         20
   Gas transportation and exchange..............     107          28        129
 Taxes accrued..................................     103         572         77
 Deferred income taxes..........................      --          13         --
 Interest accrued...............................      99         103        125
 Natural gas pipeline revenue reservation.......      59          27          3
 Other..........................................   1,086       1,081      1,060
                                                 -------     -------    -------
                                                   3,663       3,836      2,855
                                                 -------     -------    -------
Long-term Debt..................................   3,374       3,751      3,309
                                                 -------     -------    -------
Deferred Income Taxes...........................   1,004         962      1,308
                                                 -------     -------    -------
Postretirement Benefits.........................     617         616        606
                                                 -------     -------    -------
Deferred Credits and Other Liabilities..........     603         688        657
                                                 -------     -------    -------
Commitments and Contingencies
Minority Interest...............................     320         320        315
                                                 -------     -------    -------
Preferred Stock with Mandatory Redemption
 Provisions.....................................     112         130        129
                                                 -------     -------    -------
Shareowners' Equity:
 Common stock...................................     957         957        957
 Stock Employee Compensation Trust (common
  stock held in trust)..........................     (58)       (215)      (272)
 Premium on common stock and other capital
  surplus.......................................   3,605       3,602      3,587
 Cumulative translation adjustments.............       4          26        (50)
 Retained earnings (accumulated deficit)........      26        (469)      (718)
                                                 -------     -------    -------
                                                   4,534       3,901      3,504
 Less--Shares held as treasury stock, at cost...     965         753        593
                                                 -------     -------    -------
                                                   3,569       3,148      2,911
                                                 -------     -------    -------
                                                 $13,262     $13,451    $12,090
                                                 =======     =======    =======

 (The accompanying notes to financial statements are an integral part of these balance sheets.)

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                  STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

                                  (UNAUDITED)

                                                   SIX MONTHS ENDED JUNE 30,
- --------------------------------------------------------------------------------------
(MILLIONS EXCEPT SHARE AMOUNTS)                     1996                 1995
- --------------------------------------------------------------------------------------
                                               SHARES     AMOUNT    SHARES     AMOUNT
                                             -----------  ------  -----------  ------
Common Stock:
  Balance January 1......................... 191,351,615  $  957  191,335,193  $  957
    Issued pursuant to benefit plans........       3,986      --        2,742      --
    Other...................................          --      --        1,536      --
                                             -----------  ------  -----------  ------
  Balance June 30........................... 191,355,601     957  191,339,471     957
                                             ===========  ------  ===========  ------
Stock Employee Compensation Trust (SECT):
  Balance January 1.........................                (215)                (298)
    Shares issued...........................                 161                   51
    Adjustment to market value..............                  (4)                 (25)
                                                          ------               ------
  Balance June 30...........................                 (58)                (272)
                                                          ------               ------
Premium on Common Stock and Other Capital
 Surplus:
  Balance January 1.........................               3,602                3,553
    Dividends on shares held by SECT........                   3                    5
    Adjustment of SECT to market value......                   4                   25
    Other...................................                  (4)                   4
                                                          ------               ------
  Balance June 30...........................               3,605                3,587
                                                          ------               ------
Cumulative Translation Adjustments:
  Balance January 1.........................                  26                 (237)
    Translation of foreign currency
     statements.............................                 (21)                  52
    Sale of investment in foreign
     subsidiaries...........................                  --                  139
    Hedges of net investment in foreign
     subsidiaries (net of income taxes).....                  (1)                  (4)
                                                          ------               ------
  Balance June 30...........................                   4                  (50)
                                                          ------               ------
Retained Earnings (Accumulated Deficit):
  Balance January 1.........................                (469)                (905)
    Net income..............................                 656                  338
    Dividends--
      Preferred stock.......................                  (3)                  (4)
      Common stock..........................                (156)                (145)
    Accretion of excess of redemption value
     of preferred stock over fair value at
     date of issue..........................                  (2)                  (2)
                                                          ------               ------
  Balance June 30...........................                  26                 (718)
                                                          ------               ------
Less--Common Stock Held as Treasury Stock,
 at Cost:
  Balance January 1.........................  16,422,619     753    3,617,510     170
    Shares acquired.........................   4,184,368     217    9,400,669     423
    Shares issued pursuant to benefit and
     dividend reinvestment plans............    (117,107)     (5)     (11,686)     --
                                             -----------  ------  -----------  ------
  Balance June 30...........................  20,489,880     965   13,006,493     593
                                             ===========  ------  ===========  ------
        Total...............................              $3,569               $2,911
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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                    STATEMENTS OF CHANGES IN PREFERRED STOCK
                      WITH MANDATORY REDEMPTION PROVISIONS

                                  (UNAUDITED)

                                                SIX MONTHS ENDED JUNE 30,
- -------------------------------------------------------------------------------
(MILLIONS EXCEPT SHARE AMOUNTS)                   1996              1995
- -------------------------------------------------------------------------------
                                             SHARES    AMOUNT  SHARES    AMOUNT
                                            ---------  ------ ---------  ------
Preferred Stock:
  Balance January 1........................ 1,390,993   $130  1,586,764   $147
    Shares redeemed........................  (195,751)   (20)  (195,771)   (20)
    Accretion of excess of redemption value
     over fair value at date of issue......        --      2         --      2
                                            ---------   ----  ---------   ----
  Balance June 30.......................... 1,195,242   $112  1,390,993   $129
                                            =========   ====  =========   ====



 (The accompanying notes to financial statements are an integral part of these statements of changes in preferred stock with mandatory redemption provisions.)

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

  (1) In the opinion of Tenneco Inc. (hereinafter referred to as the "Company"), the accompanying unaudited financial statements of Tenneco Inc. and consolidated subsidiaries (hereinafter referred to as "Tenneco") contain all adjustments necessary to present fairly the financial position as of June 30, 1996, and the results of operations; changes in shareowners' equity; changes in preferred stock with mandatory redemption provisions; and cash flows for the periods indicated. The financial statements of Tenneco include all majority-owned subsidiaries including wholly-owned finance subsidiaries. Investments in 20% to 50% owned companies where Tenneco has the ability to exert significant influence over operating and financial policies are carried at cost plus equity in undistributed earnings since date of acquisition and cumulative translation adjustments.

  Prior year's financial statements have been reclassified where appropriate to conform to 1996 presentations. Also, prior year's financial statements have been restated where appropriate to reflect the farm and construction equipment segment as discontinued operations. See Note 5 for additional information.

  (2) On April 8, 1992, the Federal Energy Regulatory Commission ("FERC") issued Order 636 which restructured the natural gas industry by requiring mandatory unbundling of pipeline sales and transportation services. Numerous parties appealed, to the U.S. Court of Appeals for the D.C. Circuit Court, the legality of Order 636 generally, as well as the legality of specific provisions of Order 636. On July 16, 1996, the U.S. Court of Appeals for the D.C. Circuit issued its decision upholding, in large part, Order 636. The Court remanded to the FERC several issues for further explanation, including further explanation of the FERC's decision to allow pipelines to recover 100% of their gas supply realignment ("GSR") costs.

  Tennessee Gas Pipeline Company ("Tennessee") implemented revisions to its tariff, effective on September 1, 1993, which restructured its transportation, storage and sales services to convert Tennessee from primarily a merchant to primarily a transporter of gas as required by Order 636. As a result of this restructuring, Tennessee's gas sales declined while certain obligations to producers under long-term gas supply contracts continued, causing Tennessee to incur significant restructuring transition costs. Pursuant to the provisions of Order 636 allowing for the recovery of transition costs related to the restructuring, Tennessee has made filings to recover GSR costs resulting from remaining gas purchase obligations, costs related to its Bastian Bay facilities, the remaining unrecovered balance of purchased gas ("PGA") costs and the "stranded" cost of Tennessee's continuing contractual obligation to pay for capacity on other pipeline systems ("TBO costs").

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

  Following negotiations with its customers, Tennessee filed in July 1994 with the FERC a Stipulation and Agreement (the "PGA Stipulation"), which provides for the recovery of PGA costs of approximately $100 million and the recovery of costs associated with the transfer of storage gas inventory to new storage customers

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES in Tennessee's restructuring proceeding. The PGA Stipulation eliminates all challenges to the PGA costs, but establishes a cap on the charges that may be imposed upon former sales customers. On November 15, 1994, the FERC issued an order approving the PGA Stipulation and resolving all outstanding issues. On April 5, 1995, the FERC issued its order on rehearing affirming its initial approval of the PGA Stipulation. Tennessee implemented the terms of the PGA Stipulation and made refunds in May 1995. The refunds had no material effect on Tenneco's reported net income. The orders approving the PGA Stipulation have been appealed to the D.C. Circuit Court of Appeals by certain customers. Tennessee believes the FERC orders approving the PGA Stipulation will be upheld on appeal.

  Tennessee is recovering through a surcharge, subject to refund, TBO costs formerly incurred to perform its sales function. The FERC subsequently issued an order requiring Tennessee to refund certain costs from this surcharge and refunds were made in May 1996. Tennessee is appealing this decision and believes such appeal will likely be successful.

  With regard to Tennessee's GSR costs, Tennessee, along with three other pipelines, executed four separate settlement agreements with Dakota Gasification Company and the U.S. Department of Energy and initiated four separate proceedings at the FERC seeking approval to implement the settlement agreements. The settlement resolved litigation concerning purchases made by Tennessee of synthetic gas produced from the Great Plains Coal Gasification plant ("Great Plains"). The FERC previously ruled that the costs related to the Great Plains project are eligible for recovery through GSR and other special recovery mechanisms and that the costs are eligible for recovery for the duration of the term of the original gas purchase agreements. On October 18, 1994, the FERC consolidated the four proceedings and set them for hearing before an administrative law judge ("ALJ"). The hearing, which concluded in July 1995, was limited to the issue of whether the settlement agreements are prudent. The ALJ concluded, in his initial decision issued in December 1995, that the settlement was imprudent. Tennessee has filed exceptions to this initial decision and believes that this decision will not impair Tennessee's recovery of the costs resulting from this contract. On July 17, 1996, the FERC ordered oral arguments to be heard September 1996.

  Also related to Tennessee's GSR costs, on October 14, 1993, Tennessee was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that Tennessee had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. An amendment to the pleading sought $1.5 billion from Tennessee for alleged damages caused by Tennessee's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. In June 1996, Tennessee reached a settlement with ICA and TransTexas for $125 million wherein ICA and TransTexas agreed to terminate the contract, released Tennessee from liability under the contract, and indemnified Tennessee against certain future claims, including royalty owner claims.

  Tennessee has been engaged in other settlement and contract reformation discussions with other holders of certain gas purchase contracts who have sued Tennessee. On August 1, 1995, the Texas Supreme Court affirmed a ruling of the Court of Appeals favorable to Tennessee in one of these matters and indicated that it would remand the case to the trial court. On April 18, 1996, however, the Texas Supreme Court withdrew its initial opinion and issued an opinion reversing the Court of Appeals opinion on the matter which was favorable to Tennessee. In June 1996, Tennessee filed a motion for rehearing with the Texas Supreme Court. The Court has not yet acted on that motion. The Supreme Court's ruling explicitly preserves Tennessee's defenses based on bad faith conduct of the producers. Nothing in the Supreme Court's decision affects Tennessee's ability to seek recovery of its above-market costs of purchasing gas under the contract from its customers as GSR costs in proceedings currently pending before the FERC. In addition, Tennessee has initiated two lawsuits against the holders of this gas purchase contract, seeking damages related to their conduct in connection with that contract. Tennessee has accrued amounts which it believes are appropriate to cover the resolution of the litigation associated with its contract reformation efforts.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  As of June 30, 1996, Tennessee has deferred GSR costs yet to be recovered from its customers of approximately $551 million, net of $380 million previously recovered from its customers, subject to refund. A phased proceeding is underway at the FERC with respect to the recovery of Tennessee's GSR costs. Testimony has been completed in connection with Phase I of that proceeding relating to the eligibility of GSR cost recovery; oral argument on eligibility issues has been set by a FERC ALJ for late October 1996. Phase II of the proceeding on the prudency of the costs to be recovered has not yet been scheduled, but will likely occur sometime after the ALJ's decision in Phase I is issued. The FERC has generally encouraged pipelines to settle such issues through negotiations with customers. Although the Order 636 transition cost recovery mechanism provides for complete recovery by pipelines of eligible and prudently incurred transition costs, certain customers have challenged the prudence and eligibility of Tennessee's GSR costs and Tennessee has engaged in settlement discussions with its customers concerning the amount of such costs in response to the FERC statements acknowledging the desirability of such settlements.

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

  On December 30, 1994, Tennessee filed for a general rate increase (the "1995 Rate Case"). On January 25, 1995, the FERC accepted the filing, suspended its effectiveness for the maximum period of five months pursuant to normal regulatory process, and set the matter for hearing. On July 1, 1995, Tennessee began collecting rates, subject to refund, reflecting an $87 million increase in Tennessee's annual revenue requirement. A Stipulation and Agreement was filed with an ALJ in this proceeding on April 5, 1996. This Stipulation, which is currently pending before the FERC, proposed to resolve the rates subject to the 1995 Rate Case, including structural rate design and increased revenue requirements, and Tennessee is reserving revenues it believes adequate to cover any refunds that may be required upon final settlement of this proceeding.

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

  Tenneco has established a reserve for Tennessee's environmental expenses, which includes: 1) expected remediation expense and associated onsite, offsite and groundwater technical studies, 2) legal fees and 3) settlement of third party and governmental litigation, including civil penalties. Through June 30, 1996, Tenneco has charged approximately $156 million against the environmental reserve, excluding recoveries related to Tennessee's environmental settlement as discussed below. Of the remaining reserve, $24 million has been recorded on the balance sheet under "Payables-trade" and $132 million under "Deferred credits and other liabilities."

  Due to the current uncertainty regarding the further activity necessary for Tennessee to address the presence of the PCBs, the substances on the HS List and other substances of concern on its sites, including the requirements for additional site characterization, the actual amount of such substances at the sites, and the final, site-specific cleanup decisions to be made with respect to cleanup levels and remediation technologies, Tennessee cannot at this time accurately project what additional costs, if any, may arise from future characterization and

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES remediation activities. While there are still many uncertainties relating to the ultimate costs which may be incurred, based upon Tennessee's evaluation and experience to date, Tenneco continues to believe that the recorded estimate for the reserve is adequate.

  Following negotiations with its customers, Tennessee in May 1995 filed with the FERC a separate Stipulation and Agreement (the "Environmental Stipulation") that establishes a mechanism for recovering a substantial portion of the environmental costs. In November 1995, the FERC issued an order approving the Environmental Stipulation. Although one shipper filed for rehearing, the FERC denied rehearing of its order on February 20, 1996. This shipper filed a Petition for Review on April 22, 1996 in the D.C. Circuit Court of Appeals; Tennessee believes the FERC Order approving the Environmental Stipulation will be upheld on appeal. The effects of the Environmental Stipulation, which was effective as of July 1, 1995, have been recorded with no material effect on Tenneco's financial position or results of operations. As of June 30, 1996, the balance of the regulatory asset is $61 million.

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

  (6) As part of the ongoing strategic realignment of its businesses, Tenneco has announced its intention to spin off Newport News Shipbuilding and the combined businesses of its Automotive and Packaging segments to its shareowners as separate, publicly traded companies in tax-free transactions. At the completion of these two spin-off transactions, Tenneco would consist of Tenneco Inc., the Energy business, Tenneco Credit Corporation and certain assets and liabilities related to operations previously disposed of by Tenneco. Pursuant to a merger agreement signed in June 1996 between Tenneco and El Paso Natural Gas Company ("El Paso"), the remaining Tenneco businesses subsequent to the spinoffs will be merged with a subsidiary of El Paso through an exchange of Tenneco shares for shares of El Paso valued at $750 million.

  At the completion of these transactions, current Tenneco shareowners will hold shares of Newport News Shipbuilding Inc., the combined Automotive and Packaging business (to be renamed Tenneco Inc.) and El Paso.

  Prior to the spinoff and merger transactions, Tenneco intends to initiate a realignment of its existing indebtedness. As part of the debt realignment plan, certain debt of the combined Automotive and Packaging business will be offered in exchange for certain existing Tenneco debt issues. Tenneco will initiate tender offers for other debt issues and certain issues may be defeased. These tender offers and defeasances will be financed by a combination of new lines of credit of the combined Automotive and Packaging business, Newport News Shipbuilding and Tenneco Inc. At the conclusion of the debt realignment, the existing debt obligations of

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

Tenneco will be allocated among the three companies with El Paso assuming responsibility for $2.65 billion of debt and preferred stock, subject to certain adjustments, and Newport News Shipbuilding and the combined Automotive and Packaging business assuming responsibility for the remainder. The difference between the market value of the consideration issued in the tender offers, exchanges and defeasances and the net carrying amount of the Tenneco debt will be recognized as an extraordinary charge.

  The consummation of these transactions is subject to certain conditions, including receipt of a favorable ruling from the Internal Revenue Service on the tax-free nature of the transactions and approval by Tenneco Inc.'s shareowners.


  (7) In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes new accounting standards for transfers and servicing of financial assets and extinguishments of liabilities. The statement is effective for transactions occurring after December 31, 1996. The impact of the adoption of the new standard has not been quantified.

 (The above notes are an integral part of the foregoing financial statements.)

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROPOSED MERGER WITH EL PASO NATURAL GAS COMPANY

  In the first quarter of 1996, Tenneco announced its intention to focus Tenneco on its automotive parts and packaging businesses. This strategic action included the spinoff of Newport News Shipbuilding to Tenneco's shareowners and the development of options to separate Tenneco Energy from the packaging and automotive parts divisions. On June 19, 1996, Tenneco announced that it has signed a definitive agreement to merge Tenneco Inc. with El Paso Natural Gas Company ("El Paso"). Prior to the merger, Tenneco will spin-off its Newport News Shipbuilding and the combined businesses of the Automotive and Packaging segments to Tenneco shareowners as separate public companies.

  The merger represents a total value for Tenneco shareowners of $4 billion which includes:

  .New shares of El Paso equity valued at $750 million.

  .Assumption by El Paso of $2.65 billion (subject to certain adjustments) of Tenneco's debt and preferred stock.

  Consequently, after the transactions are complete, current Tenneco shareowners will hold shares of Newport News Shipbuilding Inc., the combined Automotive and Packaging businesses (to be renamed Tenneco Inc.) and El Paso. Tenneco would then consist of two industrial manufacturing businesses, Tenneco Packaging and Tenneco Automotive, both of which reported record earnings and revenues in 1995, and Tenneco Business Services, the company's administrative services unit.

  Tenneco's automotive parts business is a leading manufacturer of Walker(R) automotive exhaust and emission control products, and Monroe(R) ride control products, for both original equipment and the replacement market. Tenneco's Walker business group manufactures a variety of automotive exhaust systems and emission control products and its Monroe(R) business group manufactures various types of shock absorbers, struts and suspension systems. Tenneco's packaging business is a leading manufacturer of packaging materials, cartons, containers and specialty packaging products for consumer and commercial markets. Its paperboard businesses focus on value-added corrugated packaging, folding cartons, recycled paperboard and container board, as well as specialty products such as point of purchase displays and kraft honeycomb products. Its specialty businesses are market leaders in food containers and packaging made from aluminum foil, clear plastic, polystyrene foam, molded fiber and pressed paperboard, as well as polyethylene bags and industrial stretch wrap. Consumer products include Hefty(R) trash bags, Hefty OneZip(R) and Baggies(R) food storage bags, E-Z Foil(R) single use cookware and Diamond(R) tableware.

  The consummation of these transactions is subject to certain conditions, including receipt of a favorable ruling from the Internal Revenue Service on the tax-free nature of the transactions and approval by Tenneco Inc.'s shareowners.

OTHER STRATEGIC ACTIONS

  In the second quarter of 1996, Tenneco continued its strategy to redeploy capital to faster-growing, more profitable and less cyclical business opportunities. In June, Tenneco Packaging and Caraustar Industries announced their agreement to form a joint venture which will operate clay-coated recycled paperboard mills in Rittman, Ohio and Tama, Iowa and a recovered fiber recycling and brokerage business with operations in Rittman and Cleveland, Ohio. Tenneco Packaging contributed these assets to the joint venture for cash and an equity ownership position in the new venture. This strategic action resulted in a pre-tax gain of $50 million.

  In addition, Tenneco announced intentions to acquire the following new businesses:

  .Tenneco Automotive announced it has reached agreement to acquire The Pullman Company and its Clevite products division ("Clevite") for approximately $330 million. Clevite is a leading original equipment manufacturer of automotive vibration control components, including bushings and engine mounts for the auto, light truck and heavy truck markets. Clevite will be integrated into Monroe to form an operation with all of the components necessary to design, manufacture, test and sell a complete automotive suspension system. The acquisition was completed in July.

  .Tenneco Packaging announced that it will acquire the stock of Amoco Foam Products Company, a unit of Amoco Chemical Company, for $310 million. Amoco Foam Products manufactures expanded polystyrene tableware, including cups, plates and carrying trays; hinged-lid food containers; packaging trays, primarily for meat and poultry and industrial products for residential and commercial construction applications. The acquisition is expected to close in the third quarter.

  Also during the second quarter of 1996, Tenneco repurchased $61 million of common stock under its repurchase program. This program is designed to offset the growth in common shares resulting from shares issued pursuant to employee benefit plans. Since December 1994, Tenneco repurchased a total of 16.2 million common shares at a cost of $750 million.

THREE MONTHS RESULTS

  Tenneco's income from continuing operations for the 1996 second quarter was $161 million, an improvement of 25 percent compared with $129 million in the year-ago quarter. Tenneco Automotive, Tenneco Energy, and Tenneco Packaging which included the gain from the sale of the recycled paperboard mills to a joint venture, contributed to this improvement.

  Earnings per share from continuing operations improved by 29 percent to $.93 per average common share in the 1996 second quarter from $.72 in the prior year quarter. Net income to common stock was $159 million or $.93 per average share compared with net income to common stock of $182 million or $1.05 per share in the 1995 second quarter. The 1995 second quarter net income to common stock included income from discontinued operations of $56 million, or $.33 per average common share. Average common shares outstanding for the 1996 second quarter were 170.3 million, a two percent decrease from the prior year quarter resulting primarily from Tenneco's share repurchase programs. Preferred stock dividends were $2 million for the 1996 second quarter compared with $3 million for the year ago period.

NET SALES AND OPERATING REVENUES

                                                                    SECOND
                                                                    QUARTER
                                                                 --------------
                                                                  1996    1995
                                                                 ------  ------
                                                                  (MILLIONS)
      Automotive................................................ $  780  $  661
      Energy....................................................    622     432
      Packaging.................................................    916     682
      Shipbuilding..............................................    477     424
      Other.....................................................     (3)     (1)
                                                                 ------  ------
                                                                 $2,792  $2,198
                                                                 ======  ======

  Second quarter 1996 revenues increased $594 million, or 27 percent. All operating divisions achieved double digit revenue growth. Tenneco Automotive's revenues increased in both the exhaust and ride control operations. Tenneco Packaging's improvement resulted primarily from the less cyclical specialty acquisitions made in 1995. Tenneco Energy's revenue increase was generated from higher gas prices in the nonregulated operations and increased rates in the regulated business. The results of each business are discussed in detail below.

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST (OPERATING INCOME)

                                                                    SECOND
                                                                    QUARTER
                                                                 --------------
                                                                  1996    1995
                                                                 ------  ------
                                                                  (MILLIONS)
      Automotive................................................ $  104  $   78
      Energy....................................................     87      68
      Packaging.................................................    150     128
      Shipbuilding..............................................     40      46
      Other.....................................................    (19)     (6)
                                                                 ------  ------
                                                                 $  362  $  314
                                                                 ======  ======

  Tenneco's operating income for the second quarter of 1996 increased by $48 million compared with the 1995 period. Tenneco Energy benefited from favorable market conditions in the gas industry and Tenneco Automotive benefited from improved results in both the exhaust and ride control sectors. Also, Tenneco Packaging recognized a pre-tax gain from the sale of the recycled paperboard mills to a joint venture of $50 million in the 1996 second quarter. These increases were partially offset by lower operating income at Tenneco Packaging, excluding the paperboard mills gain, due to lower paperboard prices and at Newport News Shipbuilding due to reduced activity on carrier construction and lower margins on conversion and commercial work. The results of each business are discussed in detail below.

TENNECO AUTOMOTIVE

                                                                 SECOND QUARTER
                                                                 ---------------
                                                                  1996    1995
                                                                 ------- -------
                                                                   (MILLIONS)
      Revenues.................................................. $   780 $   661
      Operating income..........................................     104      78

  Tenneco Automotive's revenues in the second quarter rose 18 percent to set a record for eleven consecutive quarters of quarter over quarter improvement. Both the exhaust and ride control operations reported increased revenues.

  Exhaust revenues increased 17 percent to $448 million. North American and European original equipment volumes were up driven by new vehicle production and new acquisitions. Aftermarket volumes also increased primarily due to the recent Fonos acquisition.

  Ride control reported increased revenues of $52 million or 20 percent. Monroe's North American aftermarket revenues increased 19 percent as a result of consumer response to aggressive marketing programs. European original equipment revenues improved 42 percent driven by car manufacturers' marketing campaigns to consumers. In addition, revenues in Australia increased as a result of the acquisition of National Springs.

  Operating income from the exhaust operations improved 38 percent to $51 million primarily due to increased volumes, improved price realizations in both North America and Europe, and improved manufacturing efficiencies along with lower distribution costs. Ride control's operating income increase of $12 million was generated by strong volumes due to consumer response to aggressive marketing programs and improved pricing and product mix.

TENNECO ENERGY

                                                                 SECOND QUARTER
                                                                 ---------------
                                                                  1996    1995
                                                                 ------- -------
                                                                   (MILLIONS)
      Revenues.................................................. $   622 $   432
      Operating income..........................................      87      68

  Tenneco Energy achieved second quarter 1996 operating income of $87 million, a 28 percent increase from the $68 million recorded in the 1995 second quarter. In addition, revenues rose 44 percent, to $622 million from $432 million.

  Nonregulated revenues increased 46 percent to $425 million, the result of higher gas prices, an 18 percent increase in gas volumes due to acquisitions and new processing and gathering projects. Regulated revenues increased to $197 million, or 40 percent, primarily due to a new rate structure, an increase in transportation volumes, and non-recurring regulatory settlements that had no operating income impact.

  Nonregulated operating income decreased to $1 million in the 1996 second quarter from $8 million due to lower margins on marketing sales resulting from increased competition and unfavorable legal settlements. Partially offsetting the nonregulated earnings decline was higher operating income from Tenneco Ventures' oil and gas production and the South Australia Pipeline.

  Operating income from regulated pipelines in the U.S. rose $26 million to $86 million. The increase included $15 million for a favorable legal settlement along with the gain on the sale of Tennessee's interest in Iroquois Gas Transmission System L.P. Higher transportation rates and volumes more than compensated for the absence of earnings contributed by the Kern River pipeline, which amounted to $8 million in the year-ago quarter. Energy's 50 percent interest in Kern River Gas Transmission Company was sold in late 1995.

TENNECO PACKAGING

                                                                       SECOND
                                                                       QUARTER
                                                                     -----------
                                                                     1996  1995
                                                                     ----- -----
                                                                     (MILLIONS)
      Revenues...................................................... $ 916 $ 682
      Operating income..............................................   150   128

  Operating income for Tenneco Packaging for the 1996 second quarter was $150 million compared with $128 million in the year-ago quarter. The 1996 results included a $50 million pre-tax gain on the sale of two recycled paperboard mills and a recovered fiber recycling and brokerage business to a new joint venture between Tenneco Packaging and Caraustar Industries. The results were also driven by a strong performance from its recently acquired plastics operation, which were offset by lower paperboard pricing and volumes. The recently acquired plastics business contributed $42 million in operating income on revenues of $286 million in the 1996 second quarter.

  In the paperboard business, revenues were down $61 million to $442 million compared with the 1995 second quarter. Operating income in the paperboard business declined $77 million to $35 million compared with the 1995 second quarter, excluding the 1996 second quarter $50 million pre-tax gain on the sale of assets to the joint venture with Caraustar. Operating income and revenues were reduced by lower volumes and price realizations due to the weaker market conditions and by a $14 million cost as a result of downtime taken at the mills to keep inventories in line.

  Revenues in Tenneco Packaging's specialty packaging business increased $295 million to $474 million compared with the 1995 second quarter, primarily as a result of the recently acquired plastics business. The specialty packaging business, which included the strong results of the recently acquired plastics operation, earned $65 million in operating income for the 1996 second quarter, a $49 million increase compared with the year ago results. Operating margins increased to 14 percent from 9 percent for the year-ago quarter.

NEWPORT NEWS SHIPBUILDING

                                                                       SECOND
                                                                       QUARTER
                                                                     -----------
                                                                     1996  1995
                                                                     ----- -----
                                                                     (MILLIONS)
      Revenues...................................................... $ 477 $ 424
      Operating income..............................................    40    46

  Shipbuilding revenues for the 1996 second quarter increased $53 million to $477 million compared with the 1995 period primarily due to increased activity on the Eisenhower overhaul partially offset by lower submarine program revenues. Construction activity on the Los Angeles-class submarines declined in the 1996 second quarter as this program nears completion.

  Second quarter operating income for Shipbuilding decreased $6 million, to $40 million due to reduced activity in carrier construction and lower margins on conversion and commercial work.

  The shipyard's backlog was $4.1 billion at June 30, 1996 substantially all of which is U.S. Navy-related. It included second quarter additions of approximately $150 million, including a planning contract for $119 million for the refueling and overhaul of the carrier Nimitz. The Nimitz is scheduled to arrive in May 1998 for a two-year, $1 billion refueling and overhaul. The backlog at June 30, 1995 was $4.9 billion.

  The backlog at June 30, 1996 included one Los Angeles-class submarine, two Nimitz-class aircraft carriers (Harry S. Truman and Ronald Reagan), the two-ship Sealift conversion contract, surface ship overhaul contracts and contracts to construct nine "Double Eagle" product tankers. In addition, Newport News has ongoing engineering contracts as the lead design yard for the Los Angeles-class and Seawolf-class submarines. Subject to new orders, this backlog will decline as the remaining submarine is delivered in 1996 and the aircraft carriers are delivered in 1998 and 2002.

OTHER

  Tenneco's other operations reported an operating loss of $19 million for the 1996 second quarter compared with an operating loss of $6 million in the year ago quarter. This decrease resulted primarily from lower interest income from the rolloff of the Case retail receivables and lower cash investments.

INTEREST EXPENSE (NET OF INTEREST CAPITALIZED)

  Interest expense increased from $77 million in the 1995 second quarter to $90 million in the 1996 second quarter. The increase was primarily attributable to lower amounts of interest allocated to discontinued operations in 1996 and higher debt levels that resulted from the funding of the recently acquired plastics business in November 1995. Interest capitalized increased from $2 million in the 1995 second quarter to $5 million in the 1996 second quarter due to an increase of capital projects under construction.

INCOME TAXES

  Income tax expense for the second quarter of 1996 was $106 million compared with $102 million for the 1995 second quarter. The effective tax rate for the second quarter of 1996 was 39 percent compared with 43 percent in the prior year quarter.

DISCONTINUED OPERATIONS

  Income from discontinued operations in the 1995 second quarter of $56 million was attributable to the farm and construction equipment segment.

SIX MONTHS RESULTS

  Tenneco's income from continuing operations for the first half of 1996 was $317 million, an improvement of 23 percent compared with $257 million in the year ago period. Tenneco Automotive, Tenneco Energy, and Tenneco Packaging, which included the gain on the sale of the recycled paperboard mills to a joint venture, contributed to this improvement.

  Earnings per share from continuing operations improved by 28 percent to $1.83 per average common share in the first half of 1996 from $1.43 in the prior year period. Net income to common stock was $651 million or $3.82 per average share compared with net income to common stock of $332 million or $1.89 per share in the first half of 1995. The first half of 1996 net income to common stock included income from discontinued operations of $339 million, or $1.99 per average common share, compared with $81 million, or $.46 per share, in the 1995 first half. Preferred stock dividends were $5 million in the 1996 first half and $6 million in the prior year period. Average common shares outstanding for the 1996 first half were 170.4 million compared with 175.8 million in the 1995 first half. The decrease was primarily the result of Tenneco's share repurchase programs partially offset by the issuance of SECT shares to employee benefit plans.

NET SALES AND OPERATING REVENUES

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
                                                                (MILLIONS)
      Automotive............................................ $  1,463  $  1,263
      Energy................................................    1,366       937
      Packaging.............................................    1,775     1,318
      Shipbuilding..........................................      915       845
      Other.................................................       (2)       (2)
                                                             --------  --------
                                                               $5,517  $  4,361
                                                             ========  ========

  Net sales and operating revenues for the first six months of 1996 were $5.52 billion, up 27 percent from $4.36 billion reported in the 1995 period due to higher gas prices and increased rates in the regulated business along with revenues from acquisitions made in late 1994 and 1995. Higher revenues were reported by all divisions: Tenneco Packaging (up $457 million or 35 percent), Tenneco Automotive (up $200 million or 16 percent), Tenneco Energy (up $429 million or 46 percent), and Shipbuilding (up $70 million or 8 percent).

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST (OPERATING
INCOME)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
                                                                (MILLIONS)
      Automotive............................................ $    163  $    134
      Energy................................................      185       148
      Packaging.............................................      256       244
      Shipbuilding..........................................       81        90
      Other.................................................       (4)      (11)
                                                             --------  --------
                                                                 $681      $605
                                                             ========  ========

  Operating income for the first six months of 1996 was $681 million compared with $605 million reported for the 1995 period, an improvement of 13 percent.

TENNECO AUTOMOTIVE

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
                                                                (MILLIONS)
      Revenues.............................................. $  1,463  $  1,263
      Operating income......................................      163       134

  Tenneco Automotive's revenues increased in both the exhaust and ride control operations. Revenues for exhaust increased 16 percent to $847 million. North American and European original equipment revenues were up, driven by a record number of new product launches, new vehicle production and recent acquisitions. Exhaust aftermarket volumes also increased primarily due to the recent Fonos acquisition.

  Ride control reported increased revenues of $83 million or 16 percent. Ride control's North American aftermarket revenues increased 13 percent as a result of new customers and consumer response to aggressive marketing programs. The European original equipment revenues improved $25 million driven by new vehicle production. Revenues in Australia increased as a result of the acquisition of National Springs.

  Exhaust's operating income for the 1996 first half improved 30 percent to $74 million primarily due to increased volumes and improved manufacturing efficiencies. Ride control's operating income increase of $12 million was due primarily to higher sales volumes, improved pricing and product mix.

TENNECO ENERGY

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                               ------------------
                                                                 1996     1995
                                                               --------- --------
                                                                  (MILLIONS)
      Revenues................................................ $   1,366 $   937
      Operating income........................................       185     148

  Tenneco Energy reported operating income of $185 million for the 1996 first half compared with $148 million in the year ago period. Revenues increased to $1.37 billion compared with $937 million in the first six months of 1995 primarily due to the increase in gas spot prices in the nonregulated segment and a new rate structure in the regulated pipelines. Volumes increased in both the regulated and nonregulated operations. Operating income increased in the 1996 first half due to a new rate structure and a favorable legal settlement.

TENNECO PACKAGING

                                                                    SIX MONTHS
                                                                    ENDED JUNE
                                                                        30,
                                                                   -------------
                                                                    1996   1995
                                                                   ------ ------
                                                                    (MILLIONS)
      Revenues.................................................... $1,775 $1,318
      Operating income............................................    256    244

  Tenneco Packaging's operating income was $256 million in the first six months of 1996 compared with $244 million in the prior year period. Revenues were $1.78 billion compared with $1.32 billion in the first half of 1995. Higher revenues and operating income were primarily due to the strong performance from the plastics business. The recently acquired plastics business contributed $73 million in operating income on revenues of $516 million in the 1996 first half.
In Tenneco Packaging's paperboard business, revenues and operating income declined due to lower volumes and price realizations resulting from weak market conditions in both linerboard and corrugated medium. Operating income included a $50 million pre-tax gain in the 1996 second quarter from the sale of the recycled paperboard mills to a joint venture with Caraustar. The 1995 first half included a $14 million gain on the sale of a North Carolina mill.

NEWPORT NEWS SHIPBUILDING

                                                                    SIX MONTHS
                                                                    ENDED JUNE
                                                                        30,
                                                                   -------------
                                                                    1996   1995
                                                                   ------ ------
                                                                    (MILLIONS)
      Revenues.................................................... $  915 $  845
      Operating income............................................     81     90

  Shipbuilding reported 1996 first half operating income of $81 million compared with $90 million in the 1995 period. Revenues were $915 million for the 1996 first half compared with $845 million in the year ago period. Revenues increased due to higher volumes on the Eisenhower overhaul, partially offset by lower activity on conversion work and submarine construction. Operating income declined due to lower margins on conversion and commercial work and reduced activity on aircraft carrier construction. These reductions were partially offset by increased activity on the Eisenhower overhaul.

OTHER

  Tenneco's other operations reported an operating loss of $4 million for the 1996 first half compared with an operating loss of $11 million in the first half of 1995. The increase in operating income was due to the first quarter 1996 recognition of a $32 million deferred gain on the sale of Tenneco's investment in Cummins Engine Company stock partially offset by lower interest income from the rolloff of Case retail receivables.

INTEREST EXPENSE (NET OF INTEREST CAPITALIZED)

  Interest expense increased from $152 million in the 1995 first half to $179 million in the first half of 1996, while interest capitalized was $11 million in the first half of 1996 compared with $3 million in the 1995 period. The year-to-year change in these items was due to the same reasons discussed under "Three Months Results" above.

INCOME TAXES

  Income tax expense for the 1996 first half was $175 million compared with $185 million in the 1995 period.

DISCONTINUED OPERATIONS

  Income from discontinued operations for the first half of 1996 of $339 million included a $340 million gain (net of income tax expense of $83 million) on the sale of Tenneco's remaining investment in the common stock of Case Corporation. Income from discontinued operations related to the farm and construction equipment operations for the first half of 1995 was $81 million, net of income tax benefit of $12 million.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                           ------------------
      CASH PROVIDED (USED) BY:                               1996      1995
      ------------------------                             --------  --------
                                                              (MILLIONS)
      Operating activities................................ $   (215) $    255
      Investing activities................................      505       183
      Financing activities................................     (413)     (741)

  Tenneco's operating results, combined with proceeds from sales of assets and businesses, including discontinued operations, and short-term borrowings, have provided funds for acquisitions and capital investments in existing businesses and the repurchase of its common stock. Operating cash flow for the first six months of 1996 declined due to lower sales of customer receivables compared with the first half of 1995. This decrease was due primarily to trade receivables sold to Asset Securitization Cooperative Corporation, which were $140 million lower in the first half of 1996 compared with the first half of 1995. Operating cash flow in the first half of 1996 also declined as a result of higher tax payments compared with the first half of 1995 due to the settlement of 1987 through 1989 federal tax liabilities and Tennessee's gas contract settlement with ICA and TransTexas for $125 million. The sale of discontinued operations and sales of other businesses and assets, primarily the 15.2 million shares of Case common stock and Tenneco's 50 percent interest in Kern River Gas Transmission Company, generated an additional $1,061 million of cash during the first half of 1996.


  Tenneco invested $464 million in capital expenditures in its existing businesses during the 1996 first half. Capital expenditures included $84 million for Automotive, $153 million for Energy, $155 million for Packaging, $36 million for Shipbuilding and $36 million related to Tenneco's other operations. Capital expenditures were higher at Packaging, Shipbuilding and Energy during the first half of 1996, while capital expenditures at Automotive were lower compared with the prior year period.

  During the first six months of 1995, Tenneco's cash sources included $736 million in proceeds from the sale of discontinued operations and sales of businesses and assets (primarily the Albright & Wilson chemicals operations for $700 million). Capital expenditures were $322 million for continuing operations.

  Based upon Tenneco's estimates of anticipated funding needs and expected results of its operations, together with anticipated market conditions and including any payments associated with the settlement of the GSR issues discussed in Note 2 of the "Notes to Financial Statements", Tenneco expects adequate sources of funds to be available to finance its future requirements through internally generated funds, the sale of assets, the use of credit facilities, and the issuance of long-term securities.

CAPITALIZATION

                                                  JUNE 30, DECEMBER 31, JUNE 30,
                                                    1996       1995       1995
                                                  -------- ------------ --------
                                                            (MILLIONS)
Short-term debt and current maturities...........  $1,146     $  908     $  635
Long-term debt...................................   3,374      3,751      3,309
Minority interest................................     320        320        315
Preferred stock..................................     112        130        129
Common shareowners' equity.......................   3,569      3,148      2,911
                                                   ------     ------     ------
Total capitalization.............................  $8,521     $8,257     $7,299
                                                   ======     ======     ======

  Debt increased $576 million at June 30, 1996 compared with June 30, 1995 primarily to fund acquisitions of new businesses and capital programs.

  Tenneco's ratio of debt to total capitalization at June 30, 1996 was 53.0 percent compared with 56.4 percent at December 31, 1995. Including the market value of the SECT shares, the ratio of total debt to total capitalization at June 30, 1996 was 52.7 percent compared with 55.0 percent at December 31, 1995. The ratio of debt to total capitalization at June 30, 1995 was 54.0 percent and 52.1 percent including the market value of the SECT shares.

  Prior to the spinoff and merger transactions as discussed under the caption "Proposed Merger with El Paso Natural Gas Company," Tenneco intends to initiate a realignment of its existing indebtedness. As part of the debt realignment plan, certain debt of the combined Automotive and Packaging business will be offered in exchange for certain existing Tenneco debt issues. Tenneco will initiate tender offers for other debt issues, and certain issues may be defeased. These tender offers and defeasances will be financed by a combination of new lines of credit of the combined Automotive and Packaging business, Newport News Shipbuilding and Tenneco Inc. At the conclusion of the debt realignment, the existing debt obligations of Tenneco will be allocated among the three companies with El Paso assuming responsibility for $2.65 billion of debt and preferred stock, subject to certain adjustments, and Newport News Shipbuilding and the combined Automotive and Packaging business assuming responsibility for the remainder. The difference between the market value of the consideration issued in the tender offers, exchanges and defeasances and the net carrying amount of the Tenneco debt will be recognized as an extraordinary charge.

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

  Tennessee sold its subsidiary which owns a 13.2% general partnership interest in Iroquois Gas Transmission System, L.P. ("Iroquois") to ANR Iroquois Inc., a subsidiary of The Coastal Corporation. Iroquois owns an interstate gas pipeline from the Canadian border through the states of New York and Connecticut to Long Island. Tennessee is still under contract to provide gas dispatching as well as post-construction field operation and maintenance services for the operator of Iroquois, but Tennessee is not the operator and is not an affiliate of the operator of Iroquois' pipeline system. A global settlement was entered into during the second quarter of 1996 by Iroquois and the operator of Iroquois' pipeline system with the Federal and New York state authorities resolving all criminal, civil and administrative enforcement actions contemplated by such authorities as a result of their investigation of alleged environmental violations which occurred during the construction of the pipeline. Due to the sale of Tenneco's interest in Iroquois, Tenneco believes that any environmental matters relating to the construction and operation of the pipeline system by Iroquois will not have a material adverse effect on the financial position or results of operations of Tenneco Inc. and its consolidated subsidiaries.

  On August 2, 1993, the Department of Justice filed suit against Tenneco Packaging Inc. ("Tenneco Packaging") in the Federal District Court for the Northern District of Indiana, alleging that wastewater from Tenneco Packaging's molded fiber products plant in Griffith, Indiana, interfered with or damaged the Town of Griffith's municipal sewage pumping station on two occasions in 1991 and 1993, resulting in discharges by the Town of Griffith of untreated wastewater into a river. Tenneco Packaging and the Department of Justice have agreed in principle to settle the suit. A consent decree has been agreed to, finalized, signed by Tenneco Packaging and returned to the Department of Justice for its signature. Tenneco believes that the resolution of this matter will not have a material adverse effect on the financial position or results of operations of Tenneco Inc. and its consolidated subsidiaries.

 (2) Potential Superfund Liability.

  At June 30, 1996, Tenneco has been designated as a potentially responsible party in 50 "Superfund" sites. With respect to its pro rata share of the remediation costs of certain sites, Tenneco is fully indemnified by third parties. With respect to certain other sites, Tenneco has sought to resolve its liability through payments to the other potentially responsible parties. For the remaining sites, Tenneco has estimated its share of the remediation costs to be between $10 million and $64 million or 0.4% to 2.2% of the total remediation costs for those sites and has provided reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, Tenneco's estimate of its share of remediation costs could change. Moreover, liability under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several, meaning that Tenneco could be required to pay in excess of its pro rata share of remediation costs. Tenneco's understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in Tenneco's determination of its estimated liability. Tenneco believes that the costs associated with its current status as a potentially responsible party in the Superfund sites described above will not be material to its consolidated financial position or results of operations.

 (3) Other Proceedings.

  On October 14, 1993, Tennessee was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that Tennessee had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. An amendment to the pleading sought $1.5 billion from Tennessee for alleged damages caused by Tennessee's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. In June 1996, Tennessee reached a settlement with ICA and TransTexas for $125 million wherein ICA and TransTexas agreed to terminate the contract, released Tennessee from liability under the contract, and indemnified Tennessee against certain future claims, including royalty owner claims.

  Tennessee has been engaged in other settlement and contract reformation discussions with other holders of certain gas purchase contracts who have sued Tennessee. On August 1, 1995, the Texas Supreme Court affirmed a ruling of the Court of Appeals favorable to Tennessee in one of these matters and indicated that it would remand the case to the trial court. On April 18, 1996, however, the Texas Supreme Court withdrew its initial opinion and issued an opinion reversing the Court of Appeals opinion on the matter which was favorable to Tennessee. In June 1996, Tennessee filed a motion for rehearing with the Texas Supreme Court. The Court has not yet acted on that motion. The Supreme Court's ruling explicitly preserves Tennessee's defenses based on bad faith conduct of the producers. Nothing in the Supreme Court's decision affects Tennessee's ability to seek recovery of its above-market costs of purchasing gas under the contract from its customers as GSR costs in proceedings currently pending before the FERC. In addition, Tennessee has initiated two lawsuits against the holders of this gas purchase contract, seeking damages related to their conduct in connection with that contract. Tennessee has accrued amounts which it believes are appropriate to cover the resolution of the litigation associated with its contract reformation efforts.

  Tenneco Inc. and its subsidiaries are parties to numerous other legal proceedings arising from their operations. Tenneco Inc. believes that the outcome of these other proceedings, individually and in the aggregate, will have no material effect on Tenneco's consolidated financial position or results of operations.

ITEM 5. OTHER INFORMATION.

  Recent Developments.

  On June 21, 1996, Tenneco Inc. distributed a letter dated June 19, 1996, from Dana G. Mead, Chairman and Chief Executive Officer of Tenneco Inc., to its shareowners regarding, among other things, (i) the announcement of a definitive agreement to merge a subsidiary of El Paso Natural Gas Company with and into Tenneco in a tax-free reorganization (the total value of the transaction to Tenneco shareowners is estimated at approximately $4 billion),
(ii) that the previously announced spinoff of Newport News Shipbuilding and Dry Dock Company is proceeding and (iii) a new company, that will carry the "Tenneco" name, consisting of Tenneco Packaging, Tenneco Automotive and Tenneco Business Services will also be spun off to the Tenneco Inc. shareowners.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (1) Exhibits.

    11--Computation of Earnings Per Share of Common Stock.
    12--Computation of Ratio of Earnings to Fixed Charges.
    27--Financial Data Schedule.

  (2) Reports on Form 8-K. Tenneco Inc. filed two Current Reports on Form 8-K during the quarter ended June 30, 1996: on June 6, 1996 with respect to (i) a press release issued on June 6, 1996 by Tenneco Energy Inc. announcing it had agreed to sell its 13.2 percent interest in the Iroquois Gas Transmission System to a subsidiary of ANR Pipeline Company for approximately $30 million and (ii) the receipt at the end of May 1996 by Newport News Shipbuilding and Dry Dock Company of a subpoena from the Inspector General of the Department of Defense requesting documents in connection with an investigation being conducted by the Department of Defense in conjunction with the Civil Division of the Department of Justice on whether information supplied by Newport News Shipbuilding and Dry Dock Company to the U.S. Navy during negotiations for the Ronald Reagan (CVN-76) was current, accurate and complete; and on June 19, 1996 with respect to a (i) letter to Shareowners dated June 19, 1996, from Dana G. Mead, Chairman and Chief Executive Officer of Tenneco Inc., regarding, among other things, Tenneco's announcement of a definitive agreement to merge Tenneco with a subsidiary of El Paso Natural Gas Company ("El Paso"), and (ii) press release issued June 19, 1996, announcing Tenneco had signed a definitive agreement to merge with a subsidiary of El Paso.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TENNECO INC.

                                                    Robert T. Blakely
                                          By __________________________________
                                                    Robert T. Blakely
                                              Executive Vice President and
                                                 Chief Financial Officer

Date: August 14, 1996

                      [LOGO OF TENNECO INC. APPEARS HERE]