Form 10-K405/A
period 1995-12-31
TENNECO INC /DE/
filed 1996-08-27
CIK 823549

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                               FORM 10-K/A
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                      OR
    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
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
10% Notes due 1998; 8% Notes due 1999;
 10 3/8% Notes due 2000; 9 7/8% Notes
  due 2001;
 7 7/8% Notes due 2002; 6 1/2% Notes due
  2005;
  10% Debentures due 2008;
 9% Debentures due 2012; 7 1/4% Deben-
  tures due 2025 ....................... New York Stock Exchange
Preferred Stock, without par value:
 $7.40 cumulative series................ New York Stock Exchange
Common Stock, par value $5 per share.... New York, Chicago, Pacific, Toronto,
                                          London, Paris, Frankfurt, Dusseldorf,
                                          Basel, Geneva and Zurich Stock
                                          Exchanges

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

   CLASS OF VOTING STOCK AND NUMBER OF SHARES        MARKET VALUE HELD
   HELD BY NON-AFFILIATES AT JANUARY 31, 1996        BY NON-AFFILIATES
   ------------------------------------------        -----------------
   $7.40 Cumulative Preferred Stock, 587,270 shares   $   59,901,540*
   Common Stock, 173,776,137 shares                    9,535,965,517**

- --------
* Based upon the closing sale price on the Composite Tape for the $7.40 Cumulative Preferred Stock on February 5, 1996.
**Based upon the closing sale price on the Composite Tape for the Common Stock on February 12, 1996.

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
                     DOCUMENTS INCORPORATED BY REFERENCE:

                                                       PART OF THE FORM 10-K
                       DOCUMENT                       INTO WHICH INCORPORATED
                       --------                       -----------------------
   Tenneco Inc.'s Definitive Proxy Statement for the         Part III
    Annual
    Meeting of Stockholders Held May 14, 1996

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               TABLE OF CONTENTS

  THIS FORM 10-K/A AMENDS ITEMS 1, 6, 7, 8, 14 AND EXHIBITS 11, 12, 23 AND 27 OF THE TENNECO INC. ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 14, 1996. THE COMPLETE TEXT OF EACH ITEM WHICH HAS BEEN AMENDED IS INCLUDED; TEXT OF ITEMS WHICH HAVE NOT BEEN AMENDED ARE NOT INCLUDED.

                                                                            PAGE
                                                                            ----
ITEM  1.   BUSINESS.......................................................    1
ITEM  6.   SELECTED FINANCIAL DATA........................................   13
ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS..........................................   15
ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................   30
ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
           8-K............................................................   66

  The Tenneco Inc. Form 10-K for the fiscal year ended December 31, 1995 is hereby amended to reflect the disposition of Tenneco's remaining 21% investment in Case Corporation during March 1996 and to reflect the results of operations for its farm and construction equipment business as "discontinued operations."

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

  In March 1995, Tenneco Inc. sold, in a public flotation primarily in the United Kingdom, all of the capital stock of Albright & Wilson plc, which is engaged in the chemical business. In March 1996, Tenneco sold its remaining ownership interest in Case Corporation in a public offering. See Note 3 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries for additional information concerning the sale of these businesses.

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

NET SALES AND OPERATING REVENUES FROM CONTINUING OPERATIONS

                                             1995         1994         1993
                                          -----------  -----------  -----------
                                            (DOLLAR AMOUNTS IN MILLIONS)
Automotive............................... $2,479   28% $1,989   24% $1,785   21%
Energy...................................  1,916   21   2,378   29   2,862   33
Packaging................................  2,752   31   2,184   26   2,042   24
Shipbuilding.............................  1,756   20   1,753   21   1,861   22
Other....................................     (4)  --      (6)  --      (5)  --
                                          ------  ---  ------  ---  ------  ---
  Total.................................. $8,899  100% $8,298  100% $8,545  100%
                                          ======  ===  ======  ===  ======  ===

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST

                                                           1995    1994    1993
                                                          ------  ------  ------
                                                               (MILLIONS)
Automotive............................................... $  240  $  223  $  222
Energy...................................................    333     415     411
Packaging................................................    430     209     139
Shipbuilding.............................................    160     200     225
Other....................................................    (67)    (25)     18
                                                          ------  ------  ------
  Total.................................................. $1,096  $1,022  $1,015
                                                          ======  ======  ======

CAPITAL EXPENDITURES FOR CONTINUING OPERATIONS

                                                     1995      1994      1993
                                                   --------  --------  --------
                                                       (DOLLAR AMOUNTS IN
                                                           MILLIONS)
Automotive........................................ $208  21% $113  17% $ 93  22%
Energy............................................  334  34   331  51   170  40
Packaging.........................................  316  33   166  26   124  29
Shipbuilding......................................   77   8    29   4    36   9
Other.............................................   41   4    14   2     1  --
                                                   ---- ---  ---- ---  ---- ---
  Total........................................... $976 100% $653 100% $424 100%
                                                   ==== ===  ==== ===  ==== ===

  The interest expense, income taxes and minority interest from continuing operations that are not allocated to the major businesses were as follows:

                                                                 1995 1994 1993
                                                                 ---- ---- ----
                                                                   (MILLIONS)
   Interest Expense (net of interest capitalized)............... $306 $263 $254
   Income Tax Expense...........................................  279  249  298
   Minority Interest............................................   22    7   --

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

ITEM 6. SELECTED FINANCIAL DATA.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                        (MILLIONS EXCEPT SHARE AMOUNTS)
                          ------------------------------------------------------------------------
                            1995(A)      1994(A)         1993(A)          1992            1991
                          -----------  -----------     -----------     -----------     -----------
STATEMENTS OF INCOME
 (LOSS) DATA(B):
 Net sales and operating
  revenues from
  continuing
  operations--
  Automotive............  $     2,479  $     1,989     $     1,785     $     1,763     $     1,668
  Energy................        1,916        2,378           2,862           2,183           2,183
  Packaging.............        2,752        2,184           2,042           2,078           1,934
  Shipbuilding..........        1,756        1,753           1,861           2,265           2,216
  Other.................           (4)          (6)             (5)             31              26
                          -----------  -----------     -----------     -----------     -----------
   Total................  $     8,899  $     8,298     $     8,545     $     8,320     $     8,027
                          ===========  ===========     ===========     ===========     ===========
 Income from continuing
  operations before
  interest expense,
  income taxes and
  minority interest--
  Automotive............  $       240  $       223     $       222     $       237     $       188
  Energy................          333          415             411             360             561 (c)
  Packaging.............          430          209             139             221             139 (c)
  Shipbuilding..........          160          200             225             249             225
  Other.................          (67)         (25)             18             (32)            (98)
                          -----------  -----------     -----------     -----------     -----------
   Total................        1,096        1,022           1,015           1,035           1,015
 Interest expense (net
  of interest
  capitalized)..........          306          263             254             221             237
 Income tax expense.....          279          249             298             282             258
 Minority interest......           22            7              --              --              --
                          -----------  -----------     -----------     -----------     -----------
 Income from continuing
  operations............          489          503             463             532             520
 Income (loss) from dis-
  continued operations,
  net of income tax(e)..          246          (51)(d)         (12)(d)      (1,144)(d)      (1,252)(d)
 Extraordinary loss, net
  of income tax.........           --           (5)            (25)            (12)             --
 Cumulative effect of
  changes in accounting
  principles, net of
  income tax............           --          (39)(f)          --            (699)(f)          --
                          -----------  -----------     -----------     -----------     -----------
 Net income (loss)......          735          408             426          (1,323)           (732)
 Preferred stock divi-
  dends.................           12           12              14              16              16
                          -----------  -----------     -----------     -----------     -----------
 Net income (loss) to
  common stock..........  $       723  $       396     $       412     $    (1,339)    $      (748)
                          ===========  ===========     ===========     ===========     ===========
 Average number of
  shares of common stock
  outstanding...........  173,995,941  180,084,909     168,772,852     144,110,151     122,777,910
 Earnings (loss) per
  average share of
  common stock--
  Continuing operations.  $      2.75  $      2.72     $      2.66     $      3.58     $      4.10
  Discontinued opera-
   tions................         1.41         (.27)           (.07)          (7.93)         (10.19)
  Extraordinary loss....           --         (.03)           (.15)           (.08)             --
  Cumulative effect of
   changes in accounting
   principles...........           --         (.22)             --           (4.86)             --
                          -----------  -----------     -----------     -----------     -----------
  Net earnings (loss)...  $      4.16  $      2.20 (g) $      2.44 (g) $     (9.29)(g) $     (6.09)
                          ===========  ===========     ===========     ===========     ===========
 Cash dividends paid per
  common share..........  $      1.60  $      1.60     $      1.60     $      1.60     $      2.80

                                                  (Table continued on next page)

(Continued from previous page)

                                                 (MILLIONS)
                         -----------------------------------------------------------
                            1995        1994        1993        1992        1991
                         ----------- ----------- ----------- ----------- -----------
BALANCE SHEET DATA(B):
 Total assets........... $    13,451 $    12,251 $    11,105 $    11,320 $    12,985
 Short-term debt........         908         536         431         669       1,132
 Long-term debt.........       3,751       3,568       3,620       4,718       4,593
 Minority interest......         320         320         150         160         171
 Preferred stock with
  mandatory redemption
  provisions............         130         147         163         191         194
 Shareowners' equity....       3,148       2,900       2,601       1,330       2,774
STATEMENT OF CASH FLOWS
 DATA(B):
 Net cash provided by
  operating activities.. $     1,443 $       450 $     1,615 $       929 $       950
 Capital expenditures
  for continuing
  operations............         976         653         424         447         564

- --------
Notes: (a) For a discussion of significant items affecting comparability of the financial information for 1995, 1994 and 1993, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(b) During 1995 and 1994, Tenneco completed several acquisitions at its various operating segments, the most significant of which was the acquisition of the plastics division of Mobil Corporation for $1.3 billion by Tenneco Packaging in late 1995. See Note 2 to the Financial Statements of Tenneco Inc. and Consolidated Subsidiaries for further information on the Tenneco acquisitions.


(c) For Tenneco Energy, includes a gain of $265 million related to the sale of its natural gas liquids business including its interest in an MTBE plant then under construction. Also, Tenneco Packaging recorded a gain of $42 million related to the sale of three short-line railroads.

(d) Includes restructuring charge of $920 million related to the discontinued farm and construction equipment business in 1992 reduced by $20 million in 1993 and $16 million in 1994. Additionally, a $473 million restructuring charge was recorded in 1991, of which $461 million related to the discontinued farm and construction equipment business.

(e) Discontinued operations reflected in the above periods includes Tenneco's farm and construction equipment operations, which were discontinued in March 1996, its chemicals and brakes operations, which were discontinued during 1994, and its minerals and pulp chemicals operations, which were discontinued in 1992. In addition, certain additional costs related to Tenneco's discontinued oil and gas operations were reflected in the 1991 results.

(f) In 1994, Tenneco adopted Statement of Financial Accounting Standards ("FAS") No. 112, "Employers' Accounting for Postemployment Benefits". In 1992, Tenneco adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and FAS No. 109, "Accounting for Income Taxes."

(g) For purposes of computing earnings per share, Series A preferred stock was included in average common shares outstanding until its conversion into common stock in December 1994; therefore, the preferred dividends paid were not deducted from net income (loss) to determine net income
       (loss) to common stock. The inclusion of Series A preferred stock in the computation of earnings per share was antidilutive for the years and certain quarters in 1994, 1993 and 1992. Other convertible securities and common stock equivalents outstanding during each of the five years ended December 31, 1995, 1994, 1993, 1992 and 1991 were not materially dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following review of Tenneco's financial condition and results of operations should be read in conjunction with the financial statements and related notes of Tenneco Inc. and Consolidated Subsidiaries presented on pages 32-65.

1996 STRATEGIC ACTION

  In March 1996, Tenneco sold its remaining ownership of 15.2 million shares of common stock of Case Corporation in a public offering at $53.75 per share. Net proceeds of approximately $788 million were received which resulted in a gain of $340 million, net of $83 million of income tax expense. As a result of this sale, Tenneco's financial statements have been restated to reflect the operating results and the gains on the sale of the farm and construction equipment segment as "discontinued operations" for all periods presented.

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

  . Tenneco sold approximately 16.1 million shares of Case Corporation
    ("Case") common stock in a public offering in August 1995, reducing Tenneco's ownership in Case from 44 percent to 21 percent. The net proceeds from the offering were approximately $540 million, resulting in a pre-tax gain of $101 million which was reflected as "income from discontinued operations". Also, in December 1995, Tenneco sold a subordinated note which had been received from Case in connection with the initial public offering ("IPO") of Case in June 1994. Tenneco realized a gain on the sale of the subordinated note of $32 million which was also reflected as "income from discontinued operations". Net proceeds from the sale of the subordinated note were $326 million. Since Tenneco had capital loss carryforwards from the 1994 Case reorganization and IPO available to offset the taxes on these 1995 sales, no taxes were payable on these transactions.

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

RESULTS OF OPERATIONS

  Tenneco's income from continuing operations in 1995 of $489 million decreased by 3 percent compared to $503 million in 1994. Improved results from Tenneco Packaging and Tenneco Automotive were offset by declines at Tenneco Energy and Newport News Shipbuilding, all of which are discussed below.

  Earnings per share from continuing operations increased to $2.75 per average common share in 1995 from $2.72 in 1994. Average common shares outstanding during 1995 were 174 million, a 3 percent decrease from 1994 primarily resulting from Tenneco's share repurchase programs.

  In 1995, Tenneco recorded income of $246 million or $1.41 per share on the discontinued operations of its farm and construction equipment business. In 1994, Tenneco recorded a loss of $51 million or $.27 per share from the discontinued operations of its farm and construction equipment business, Albright & Wilson chemicals business and Tenneco Automotive's brakes operations. An extraordinary loss of $5 million or $.03 per share was incurred in 1994 for early retirement of debt. Also, 1994 results included a charge of $39 million or $.22 per share for the adoption of a new accounting principle. No similar costs were incurred in 1995. Net income to common stock in 1995 was $723 million or $4.16 per share compared with net income to common stock of $396 million or $2.20 per share in 1994.

NET SALES AND OPERATING REVENUES

                                                                  1995    1994
                                                                 ------  ------
                                                                  (MILLIONS)
      Automotive................................................ $2,479  $1,989
      Energy....................................................  1,916   2,378
      Packaging.................................................  2,752   2,184
      Shipbuilding..............................................  1,756   1,753
      Other.....................................................     (4)     (6)
                                                                 ------  ------
                                                                 $8,899  $8,298
                                                                 ======  ======

  Tenneco's 1995 revenues increased $601 million and have benefited from strong market conditions in the packaging industry along with revenues from acquisitions made in late 1994 and 1995. These increases more than offset lower natural gas sales at Tenneco Energy. The results of each segment are discussed in detail below.

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST (OPERATING INCOME)

                                                                  1995    1994
                                                                 ------  ------
                                                                  (MILLIONS)
      Automotive................................................ $  240  $  223
      Energy....................................................    333     415
      Packaging.................................................    430     209
      Shipbuilding..............................................    160     200
      Other.....................................................    (67)    (25)
                                                                 ------  ------
                                                                 $1,096  $1,022
                                                                 ======  ======

  Tenneco's 1995 operating income increased by $74 million compared with 1994. Tenneco Packaging benefited from favorable market conditions in the packaging industry and Tenneco Automotive improved as European original equipment and aftermarkets performed well. These increases were offset by lower operating income at Tenneco Energy in both its regulated and nonregulated businesses and at Newport News Shipbuilding due to lower margins on conversion work, costs incurred to enter the highly competitive international commercial shipbuilding markets and a charge for staff downsizing. The results of each segment are discussed in detail below.

  Significant transactions affecting the comparability of operating income between 1995 and 1994 are:

  . Pre-tax gains on sales of assets and businesses of $27 million in 1995
    (primarily a mill in North Carolina and Tenneco Energy's interest in Kern River) compared with gains of $30 million in 1994 primarily from the sale of a 20 percent interest in Tenneco Energy Resources Corporation ("Tenneco Resources").

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

  Aftermarket revenues increased $71 million to $1,324 million in 1995. This increase was due primarily to higher aftermarket revenues in both the European exhaust and ride control businesses, resulting from improved economic conditions in many European countries. North American aftermarket revenues were down 5 percent in 1995.

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

  Operating income in the regulated portion of Tenneco Energy's business was down by $27 million in 1995 as compared with 1994. The 1995 results included the $30 million pre-tax gain on the sale of Tenneco's interest in Kern River and a $21 million reserve for estimated regulatory and legal settlement costs while 1994 included the $11 million benefit from the Columbia Gas contract settlement. Excluding these transactions, Tenneco Energy's regulated business operating income decrease was primarily due to the reduction of revenues related to the early termination of transportation contracts and lower returns earned on regulated assets due to the operating environment created by Order
636. This decrease was partially offset by the benefit Tennessee realized through the implementation of a new rate structure in July 1995.

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

  The specialty packaging business earned $31 million in operating income in 1995, a $39 million decrease compared with 1994 results. Specialty packaging recorded a restructuring charge of $30 million in 1995 for its molded fiber and aluminum foil packaging operations and recognized income from the recently acquired plastics business of $15 million. Excluding these two items, the decline in operating income for specialty packaging resulted from raw material cost increases that more than offset the positive effects of the pricing increases initiated during the year. The major contributors to the raw material cost increases were higher prices for polystyrene, aluminum and old newspaper. However, these prices declined during the second half of the year and are expected to remain at their current lower levels.

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

OTHER

  Tenneco's other operations reported an operating loss of $67 million during 1995. This included a $25 million charge to establish a reserve for liquidation of surplus real estate holdings and notes. During 1994, other operations reported $25 million in operating loss.

INTEREST EXPENSE (NET OF INTEREST CAPITALIZED)

  Tenneco's interest expense in 1995 was $306 million compared with $263 million in 1994. The higher interest expense in 1995 compared with 1994 is principally due to lower amounts of interest allocated to discontinued operations in 1995. Interest capitalized was $9 million in 1995 compared with $4 million in 1994 due to higher levels of capital spending in 1995.

MINORITY INTEREST

  Minority interest of $22 million in 1995 related to dividends on preferred stock of a U.S. subsidiary which was issued in December 1994. The $7 million of minority interest in 1994 resulted primarily from other minority shareholders' interests.

INCOME TAXES

  Income tax expense for 1995 was $279 million compared with $249 million in 1994 which resulted in a 1995 effective tax rate of 35.3 percent, compared with 32.8 percent in 1994.

  The increased tax expense in 1995 was primarily from higher pre-tax income and higher foreign tax expense. In 1994, Tenneco recorded tax benefits from the realization of deferred tax assets resulting from consolidation of Tenneco's German operations.

DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

  In March 1996, Tenneco sold its remaining ownership of Case Corporation, which has been reflected as a discontinued operation for all periods presented. Income from discontinued operations in 1995 of $246 million, net of income tax benefit of $6 million, or $1.41 per average common share, reflected Tenneco's ownership interest in the farm and construction equipment business. Included in income from discontinued operations is a gain of $133 million, net of tax expense of $2 million, from the August 1995 sale of 16.1 million shares of Case common stock and a December 1995 gain on the sale of the subordinated note due from Case. Since Tenneco had capital loss carryforwards from the 1994 Case reorganization and IPO available to offset the taxes on these 1995 sales, no taxes were payable on these transactions.

  In 1994, Tenneco sold its brakes operations and announced its plan to dispose of Albright & Wilson, its chemicals segment. These businesses were accounted for as discontinued operations in 1994. Of the after-tax loss from discontinued operations, $158 million was attributable to Albright & Wilson and $31 million to the brakes operations partially offset by income of $138 million from the farm and construction equipment segment. The income of $138 million from the farm and construction equipment segment included a $36 million gain, net of income tax benefit of $7 million, from the IPO and secondary offering in November 1994, and income from operations of $102 million, net of income tax expense of $59 million.

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

  Tenneco's operating results, combined with proceeds from sales of assets and businesses including the sale of discontinued operations, and supplemented by short-term and long-term borrowings, have provided funds for acquisitions and capital investments in existing businesses and to repurchase its common stock. Operating cash flow for 1995 improved as Tenneco generated $859 million from the collection and sale of customer receivables compared with $211 million in 1994. This increase was due primarily to trade receivables sold to Asset Securitization Cooperative Corporation, which were $783 million higher in 1995 compared with 1994. The increase in collections of receivables was also due in part to the collection of approximately $300 million of Case retail receivables in 1995. Operating cash flow in 1995 also benefited from lower interest and tax payments compared with 1994. Interest payments were $154 million lower and tax payments were $72 million lower compared with payments in 1994. Sales of discontinued operations and other businesses and assets, primarily the Albright & Wilson chemicals operations, 16.1 million shares of Case common stock and the Case subordinated note, provided an additional $1,595 million of cash during the year. Finally, Tenneco accessed its credit facilities, the commercial paper market and the long-term debt markets during 1995 for $1,016 million. Included in the $1,016 million of debt funding obtained during the year was $600 million in long-term debt issued in December 1995; $300 million issued at an interest rate of 7 1/4% due in 2025 and $300 million issued at an interest rate of 6 1/2% due in 2005.

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

  During 1994, Tenneco's cash sources included operating cash flow of $450 million and $843 million in proceeds from sales of businesses and assets including discontinued operations (primarily the Case initial and secondary public offerings for $694 million). During 1994, Tenneco acquired Gillet for $44 million in cash and other businesses for $7 million. Capital expenditures were $653 million for continuing operations. Tenneco had a net reduction of $111 million in debt (primarily as a result of the Case offerings and deconsolidation of Case) and paid dividends on its common and preferred stock of $318 million.

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

CAPITALIZATION

                                                                   1995   1994
                                                                  ------ ------
                                                                   (MILLIONS)
      Short-term debt and current maturities..................... $  908 $  536
      Long-term debt.............................................  3,751  3,568
      Minority interest..........................................    320    320
      Preferred stock............................................    130    147
      Common shareowners' equity.................................  3,148  2,900
                                                                  ------ ------
      Total capitalization....................................... $8,257 $7,471
                                                                  ====== ======

  The primary reason for the net increase in debt outstanding is the debt issued for the acquisition of the plastics business from Mobil. Tenneco initially funded this acquisition primarily with short-term debt. In December 1995, Tenneco issued $600 million of long-term debt to refinance a portion of the purchase price.

  Tenneco's ratio of debt to total capitalization at December 31, 1995 was
56.4 percent compared with 54.9 percent at December 31, 1994. Including the market value of the SECT shares, the ratio of total debt to total capitalization at December 31, 1995 was 55.0 percent compared with 52.8 percent at December 31, 1994.

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

YEARS 1994 AND 1993

RESULTS OF OPERATIONS

REVENUES

  Revenues for 1994 were $8.30 billion, down from $8.55 billion in 1993. Automotive revenues were $1,989 million, a $204 million, or 11 percent increase, compared with 1993 primarily due to improved sales in both the aftermarket and original equipment market. Tenneco Energy revenues were down $484 million or 17 percent as customers shifted from sales to transportation service in the regulated business and gas prices fell in the nonregulated gas marketing business. Packaging revenues increased $142 million, or seven percent, to $2.18 billion in 1994, as prices in the paperboard business recovered from the seven-year low reached in the third quarter of 1993. Revenues for Shipbuilding decreased to $1.75 billion, or six percent, due to a drop in carrier and submarine construction work and the fourth quarter 1993 divestiture of Sperry Marine.

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST (OPERATING INCOME)

  Operating income was $1,022 million for 1994. This was an improvement of $7 million over 1993's operating income of $1,015 million. Excluding gains from asset sales and other special items including plant consolidations, 1994 operating income increased $118 million, or 13 percent, compared with 1993 primarily due to improved pricing in Packaging's containerboard business.

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

  Tenneco's other operations reported an operating loss of $25 million in 1994, compared with operating income of $18 million for 1993. The 1993 operating income included a gain of $39 million from contributing Tenneco's investment in Cummins Engine Company to the Case Corporation Pension Plan for Hourly Paid Employees.

INTEREST EXPENSE

  Net interest incurred increased $9 million from $254 million in 1993 to $263 million in 1994, principally due to lower allocated interest to discontinued operations in 1994 partially offset by lower debt levels in 1994 and continued emphasis on managing cash flow and working capital. Interest capitalized increased to $4 million in 1994 from $3 million in 1993 due to higher levels of major capital projects.

INCOME TAXES

  Income tax expense for 1994 was $249 million compared with $298 million reported for 1993. The lower tax expense in 1994 was the result of tax benefits from the realization of deferred tax assets resulting from consolidation of Tenneco's German operations.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

  Effective January 1, 1994, Tenneco adopted FAS No. 112, "Employers' Accounting for Postemployment Benefits." As a result, an after-tax charge of $39 million, or $.22 per average common share, was recorded in 1994.

DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

  Loss from discontinued operations in 1994 of $51 million, net of income tax expense of $156 million, or $.27 per average common share, resulted from Tenneco's farm and construction equipment, chemicals and brakes businesses.

  Loss from discontinued operations in 1993 of $12 million, net of income tax benefit of $40 million, or $.07 per average common share, was attributable to Tenneco's farm and construction equipment operations, brakes business and chemical operations. Net loss for 1993 for the brakes business was $7 million, net of income tax benefit of $4 million. Net income for the chemicals business was $45 million, net of income tax expense of $5 million. Net loss for the farm and construction equipment business was $50 million, net of income tax benefit of $41 million.

  Extraordinary loss for 1994 was $5 million, net of income tax benefit of $2 million, or $.03 per average common share. The 1993 amount was $25 million, net of income tax benefit of $13 million, or $.15 per average common share. Both were the result of redemption premiums from prepaying high interest-bearing long-term debt.

EARNINGS (LOSS) PER AVERAGE COMMON SHARE

  Income from continuing operations for 1994 was $503 million, or $2.72 per average common share after preferred dividends. This compares with income from continuing operations of $463 million, or $2.66 per average common share after preferred dividends, in 1993. The average number of shares of common stock outstanding used for calculating earnings per average common share for 1994 was 180.1 million, compared with 168.8 million in 1993. Most of the increase resulted from issuing 23.5 million shares in an underwritten public offering in April 1993 and issuing treasury shares and SECT shares to employee benefit plans.

LIQUIDITY & CAPITAL RESOURCES

  Net cash provided by operating activities was $450 million for the year 1994, compared with $1,615 million for 1993, a decrease of $1,165 million. This decrease was due in part to lower sales of Case retail receivables in the form of asset backed securities reported in discontinued operations. Proceeds from the sale of Case retail receivables in the form of asset backed securities were $850 million in 1994 compared with $1.0 billion in 1993. Higher dealer demand for farm and construction equipment in 1994 resulting in higher receivables compared with 1993 also lowered cash provided by discontinued operations. Trade receivables sold to Asset Securitization Cooperative Corporation were $313 million less in 1994 compared with 1993. Finally, rate refund payments of approximately $250 million were made to pipeline customers in 1994. The working capital increase of $609 million for 1994 resulted primarily from the reduction of the pipeline rate refund liability of approximately $250 million and lower tax accruals of $256 million. The lower tax accruals resulted from the utilization of capital losses related to the sale of assets.

  Net cash used by investing activities in 1994 was $117 million, compared with $338 million in 1993. Net proceeds from the sale of businesses and assets including the sale of discontinued operations were $843 million in 1994, primarily due to the initial and secondary public offerings of Case for $694 million. Net proceeds from the sale of businesses and assets, including the sale of discontinued operations in 1993 of $212 million resulted from the sales of Dean Pipeline Company, Viking Gas Transmission Company, Sperry Marine, and various international aluminum ventures.

  Expenditures for plant, property and equipment from continuing operations for 1994 were $653 million, compared with $424 million for 1993. Increased expenditures for Energy ($161 million), Automotive ($20 million), Packaging ($42 million) and Tenneco's other operations ($13 million) were partially offset by a decline for Shipbuilding ($7 million).

  Cash used for financing activities for 1994 was $151 million compared with $1,166 million in 1993. In June 1994, as part of the Case reorganization and IPO, Case borrowed $983 million of term loans and $478 million of short-term debt to acquire the net assets of Tenneco's farm and construction equipment segment. Tenneco utilized these funds to repay long-term debt. As a result of the November 1994 secondary public offering which reduced Tenneco's ownership in Case to approximately 44 percent, Case's debt was no longer consolidated with Tenneco's debt on the balance sheet at December 31, 1994, due to reporting Case on the equity method of accounting.

  In December 1994, Tenneco sold a 25 percent preferred stock interest in a subsidiary which resulted in net cash proceeds of $296 million. This was included in minority interest in the balance sheet at December 31, 1994. Concurrently, $160 million was used to retire equity securities of another subsidiary which had been included in the balance sheet as minority interest.

  Capitalization totaled $7.47 billion at December 31, 1994, an increase of $506 million from December 31, 1993. The ratio of total debt to capitalization decreased from 58.2 percent at December 31, 1993, to 54.9 percent at December 31, 1994. The ratio of total debt to capitalization was 52.8 percent at December 31, 1994, including the market value of the SECT shares, compared with 54.3 percent at December 31, 1993. Total debt increased $53 million from December 31, 1993 to December 31, 1994, while shareowners' equity increased $299 million. Minority interest increased $170 million and preferred stock decreased $16 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               INDEX TO FINANCIAL STATEMENTS OF TENNECO INC.

                       AND CONSOLIDATED SUBSIDIARIES

                                                                           PAGE
                                                                           ----
Report of independent public accountants..................................  31
Statements of income for each of the three years in the period ended
 December 31, 1995........................................................  32
Balance sheets--December 31, 1995 and 1994................................  33
Statements of cash flows for each of the three years in the period ended
 December 31, 1995........................................................  34
Statements of changes in shareowners' equity for each of the three years in the period ended December 31, 1995....................................  35
Notes to financial statements.............................................  36

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

                                          Arthur Andersen LLP

Houston, Texas
February 8, 1996

(except with respect to
the matter discussed in
Note 3, as to which the
date is March 7, 1996)

                TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME

                                               YEARS ENDED DECEMBER 31,
                                          -------------------------------------
(MILLIONS EXCEPT SHARE AMOUNTS)              1995         1994         1993
- -------------------------------           -----------  -----------  -----------
REVENUES
Net sales and operating revenues--
  Automotive............................  $     2,479  $     1,989  $     1,785
  Energy................................        1,916        2,378        2,862
  Packaging.............................        2,752        2,184        2,042
  Shipbuilding..........................        1,756        1,753        1,861
  Other.................................           (4)          (6)          (5)
                                          -----------  -----------  -----------
                                                8,899        8,298        8,545
Other income--
  Interest income.......................           99           85           29
  Equity in net income of affiliated
   companies............................           66           51           50
  Gain on sale of businesses and assets,
   net..................................           27            7          106
  Gain on the sale by a subsidiary of
   its stock............................           --           23           --
  Other income, net.....................           33          (10)          34
                                          -----------  -----------  -----------
                                                9,124        8,454        8,764
                                          -----------  -----------  -----------
COSTS AND EXPENSES
Cost of sales (exclusive of depreciation
 shown below)...........................        5,262        4,526        4,419
Operating expenses......................        1,426        1,882        2,264
Selling, general and administrative.....          808          635          637
Finance charges--Tenneco Finance........           83           83           59
Depreciation, depletion and
 amortization...........................          449          306          370
                                          -----------  -----------  -----------
                                                8,028        7,432        7,749
                                          -----------  -----------  -----------
Income before interest expense, income
 taxes and minority interest............        1,096        1,022        1,015
Interest expense (net of interest
 capitalized)...........................          306          263          254
                                          -----------  -----------  -----------
Income before income taxes and minority
 interest...............................          790          759          761
Income tax expense......................          279          249          298
                                          -----------  -----------  -----------
Income before minority interest.........          511          510          463
Minority interest.......................           22            7           --
                                          -----------  -----------  -----------
Income from continuing operations.......          489          503          463
Income (loss) from discontinued
 operations, net of income tax..........          246          (51)         (12)
                                          -----------  -----------  -----------
Income before extraordinary loss........          735          452          451
Extraordinary loss, net of income tax...           --           (5)         (25)
                                          -----------  -----------  -----------
Income before cumulative effect of
 change in accounting principle.........          735          447          426
Cumulative effect of change in
 accounting principle, net of income
 tax....................................           --          (39)          --
                                          -----------  -----------  -----------
Net income..............................          735          408          426
Preferred stock dividends...............           12           12           14
                                          -----------  -----------  -----------
Net income to common stock..............  $       723  $       396  $       412
                                          ===========  ===========  ===========
PER SHARE
Average number of shares of common stock
 outstanding............................  173,995,941  180,084,909  168,772,852
Earnings (loss) per average share of
 common stock:
  Continuing operations.................  $      2.75  $      2.72  $      2.66
  Discontinued operations...............         1.41         (.27)        (.07)
  Extraordinary loss....................           --         (.03)        (.15)
  Cumulative effect of change in
   accounting principle.................           --         (.22)          --
                                          -----------  -----------  -----------
                                          $      4.16  $      2.20  $      2.44
                                          ===========  ===========  ===========
Cash dividends per share of common
 stock..................................  $      1.60  $      1.60  $      1.60
                                          ===========  ===========  ===========

  The accompanying notes to financial statements are an integral part of these statements of income.

                TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                                               DECEMBER 31,
                                                              ----------------
                                                               1995     1994
(MILLIONS)                                                    -------  -------
ASSETS
Current assets:
  Cash and temporary cash investments........................ $   354  $   405
  Receivables--
    Customer notes and accounts (net)........................     921    1,331
    Affiliated companies.....................................     112       59
    Gas transportation and exchange..........................      64      214
    Income taxes.............................................     172      234
    Other....................................................     514      192
  Inventories................................................   1,181      761
  Deferred income taxes......................................      --       21
  Prepayments and other......................................     264      254
                                                              -------  -------
                                                                3,582    3,471
                                                              -------  -------
Investments and other assets:
  Investment in affiliated companies.........................     297      364
  Long-term Notes and other receivables (net)................     435      804
  Investment in subsidiaries in excess of fair value of net
   assets at date of acquisition, less amortization..........     642      321
  Deferred income taxes......................................      52       49
  Other......................................................   1,801      963
                                                              -------  -------
                                                                3,227    2,501
                                                              -------  -------
Plant, property and equipment, at cost.......................  11,962   10,328
  Less--Reserves for depreciation, depletion and
   amortization..............................................   5,643    5,476
                                                              -------  -------
                                                                6,319    4,852
                                                              -------  -------
Net assets of discontinued operations........................     323    1,427
                                                              -------  -------
                                                              $13,451  $12,251
                                                              =======  =======
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities on long-term
   debt)..................................................... $   908  $   536
  Payables--
    Trade....................................................   1,102      907
    Affiliated companies.....................................       2       29
    Gas transportation and exchange..........................      28      159
  Taxes accrued..............................................     572       80
  Deferred income taxes......................................      13       --
  Interest accrued...........................................     103      126
  Natural gas pipeline revenue reservation...................      27      190
  Other......................................................   1,081      780
                                                              -------  -------
                                                                3,836    2,807
                                                              -------  -------
Long-term debt...............................................   3,751    3,568
                                                              -------  -------
Deferred income taxes........................................     962    1,420
                                                              -------  -------
Postretirement benefits......................................     616      602
                                                              -------  -------
Deferred credits and other liabilities.......................     688      487
                                                              -------  -------
Commitments and contingencies
Minority interest............................................     320      320
                                                              -------  -------
Preferred Stock with mandatory redemption provisions.........     130      147
                                                              -------  -------
Shareowners' equity:
  Common stock...............................................     957      957
  Stock Employee Compensation Trust (common stock held in
   trust)....................................................    (215)    (298)
  Premium on common stock and other capital surplus..........   3,602    3,553
  Cumulative translation adjustments.........................      26     (237)
  Retained earnings (accumulated deficit)....................    (469)    (905)
                                                              -------  -------
                                                                3,901    3,070
  Less--Shares held as treasury stock, at cost...............     753      170
                                                              -------  -------
                                                                3,148    2,900
                                                              -------  -------
                                                              $13,451  $12,251
                                                              =======  =======

  The accompanying notes to financial statements are an integral part of these balance sheets.

                TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                            YEARS ENDED
                                                            DECEMBER 31,
                                                        ----------------------
(MILLIONS)                                               1995    1994    1993
- ----------                                              ------  ------  ------
OPERATING ACTIVITIES
Income from continuing operations.....................  $  489  $  503  $  463
Adjustments to reconcile income from continuing opera-
 tions to cash provided (used) by continuing
 operations--
 Depreciation, depletion and amortization.............     449     306     370
 Equity in net (income) loss of affiliated companies,
  net of dividends....................................     (12)     (3)     (5)
 Deferred income taxes................................     161      23      84
 (Gain) loss on sale of businesses and assets, net....     (27)    (30)   (106)
 Changes in components of working capital--
 (Increase) decrease in receivables...................     527     (17)     10
 (Increase) decrease in inventories...................    (239)   (128)     45
 (Increase) decrease in prepayments and other current
  assets..............................................     (33)     35      12
 Increase (decrease) in payables......................       3     (66)   (153)
 Increase (decrease) in taxes accrued.................      38    (256)    (46)
 Increase (decrease) in interest accrued..............     (49)    (31)    (37)
 Increase (decrease) in natural gas pipeline revenue
  reservation.........................................    (156)    (91)    136
 Increase (decrease) in other current liabilities.....     (98)    (55)      3
 (Increase) decrease in long-term notes and receiv-
  ables...............................................     332     228      --
 Take-or-pay (refunds to customers) recoupments, net..      36      26     (34)
 Other................................................      22    (124)   (211)
                                                        ------  ------  ------
 Cash provided (used) by continuing operations........   1,443     320     531
 Cash provided (used) by discontinued operations......      --     130   1,084
                                                        ------  ------  ------
Net cash provided (used) by operating activities......   1,443     450   1,615
                                                        ------  ------  ------
INVESTING ACTIVITIES
Net proceeds (expenditures) related to the sale of
 discontinued operations..............................   1,522     704     (54)
Net proceeds from sale of businesses and assets.......      73     139     266
Expenditures for plant, property and equipment--
 Continuing operations................................    (976)   (653)   (424)
 Discontinued operations..............................      (4)   (151)   (163)
Acquisitions of businesses............................  (1,702)    (51)    (14)
Investments and other.................................     (59)   (105)     51
                                                        ------  ------  ------
Net cash provided (used) by investing activities......  (1,146)   (117)   (338)
                                                        ------  ------  ------
FINANCING ACTIVITIES
Issuance of common, treasury and SECT shares..........     102     188   1,215
Purchase of common stock..............................    (655)    (26)     (7)
Issuance of equity securities by a subsidiary.........      --     296      --
Redemption of equity securities by a subsidiary.......      --    (160)     --
Redemption of preferred stock.........................     (20)    (20)    (30)
Issuance of long-term debt............................     595     980       3
Retirement of long-term debt..........................    (513) (1,466) (2,019)
Net increase (decrease) in short-term debt excluding
 current maturities on long-term debt.................     421     375     (21)
Dividends (common and preferred)......................    (286)   (318)   (307)
                                                        ------  ------  ------
Net cash provided (used) by financing activities......    (356)   (151) (1,166)
                                                        ------  ------  ------
Effect of foreign exchange rate changes on cash and
 temporary cash investments...........................       8       5      (4)
                                                        ------  ------  ------
Increase (decrease) in cash and temporary cash invest-
 ments................................................     (51)    187     107
Cash and temporary cash investments, January 1........     405     218     111
                                                        ------  ------  ------
Cash and temporary cash investments, December 31
 (Note)...............................................  $  354  $  405  $  218
                                                        ======  ======  ======
Cash paid during the year for interest................  $  459  $  613  $  759
Cash paid during the year for income taxes (net of re-
 funds)...............................................  $  168  $  240  $  349

Note: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at date of purchase.

  The accompanying notes to financial statements are an integral part of these statements of cash flows.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                  STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

                                          YEARS ENDED DECEMBER 31
                          -------------------------------------------------------------
                                 1995                 1994                 1993
                          -------------------  -------------------  -------------------
                            SHARES     AMOUNT    SHARES     AMOUNT    SHARES     AMOUNT
                          -----------  ------  -----------  ------  -----------  ------
(MILLIONS EXCEPT SHARE
AMOUNTS)
- ----------------------
SERIES A PREFERRED STOCK
Balance January 1.......           --  $   --    8,935,175  $    9    8,935,175  $    9
 Shares converted.......           --      --   (8,935,175)     (9)          --      --
                          -----------  ------  -----------  ------  -----------  ------
Balance December 31.....           --      --           --      --    8,935,175       9
                          ===========  ------  ===========  ------  ===========  ------
COMMON STOCK
Balance January 1.......  191,335,193     957  173,953,012     870  150,300,224     752
 Issued to convert Se-
  ries A preferred
  stock.................           --      --   17,342,763      87           --      --
 Issued to retire debt..           --      --           --      --   23,500,000     117
 Issued pursuant to
  benefit plans.........        3,761      --       37,996      --      151,678       1
 Other..................       12,661      --        1,422      --        1,110      --
                          -----------  ------  -----------  ------  -----------  ------
Balance December 31.....  191,351,615     957  191,335,193     957  173,953,012     870
                          ===========  ------  ===========  ------  ===========  ------
STOCK EMPLOYEE COMPENSA-
 TION TRUST (SECT)
Balance January 1.......                 (298)                (499)                (488)
 Shares issued..........                  118                  115                  113
 Adjustment to market
  value.................                  (35)                  86                 (124)
                                       ------               ------               ------
Balance December 31.....                 (215)                (298)                (499)
                                       ------               ------               ------
PREMIUM ON COMMON STOCK
 AND OTHER CAPITAL SUR-
 PLUS
Balance January 1.......                3,553                3,714                2,637
 Premium on common
  stock issued to re-
  tire debt.............                   --                   --                  935
 Premium on common
  stock issued pursuant
  to benefit plans......                   --                    2                    6
 Conversion of Series A
  preferred stock.......                   --                  (78)                  --
 Loss on issuance of
  treasury stock........                   (2)                  (9)                  (3)
 Dividends on shares
  held by SECT..........                    9                   13                   17
 Adjustment of SECT to
  market value..........                   35                  (86)                 124
 Other..................                    7                   (3)                  (2)
                                       ------               ------               ------
Balance December 31.....                3,602                3,553                3,714
                                       ------               ------               ------
CUMULATIVE TRANSLATION
 ADJUSTMENTS
Balance January 1.......                 (237)                (303)                (230)
 Translation of foreign
  currency statements...                   25                   68                  (78)
 Sale of investment in
  foreign subsidiaries..                  235                   --                   --
 Hedges of net invest-
  ment in foreign sub-
  sidiaries (net of
  income taxes).........                    3                   (2)                   5
                                       ------               ------               ------
Balance December 31.....                   26                 (237)                (303)
                                       ------               ------               ------
RETAINED EARNINGS (ACCU-
 MULATED DEFICIT)
Balance January 1.......                 (905)                (980)              (1,082)
 Net income.............                  735                  408                  426
 Dividends--
   Preferred stock......                   (9)                  (8)                 (11)
   Series A preferred
    stock...............                   --                  (48)                 (50)
   Common stock.........                 (287)                (273)                (260)
 Accretion of excess of
  redemption value of
  preferred stock over
  fair value at date of
  issue.................                   (3)                  (4)                  (3)
                                       ------               ------               ------
Balance December 31.....                 (469)                (905)                (980)
                                       ------               ------               ------
LESS--COMMON STOCK HELD
 AS TREASURY STOCK, AT
 COST
Balance January 1.......    3,617,510     170    4,166,835     210    5,323,912     268
 Shares acquired........   14,066,214     641    1,731,263      75      234,434      12
 Shares issued to ac-
  quire businesses......   (1,229,614)    (56)          --      --           --      --
 Shares issued pursuant
  to benefit and divi-
  dend reinvestment
  plans.................      (31,491)     (2)  (2,280,588)   (115)  (1,391,511)    (70)
                          -----------  ------  -----------  ------  -----------  ------
Balance December 31.....   16,422,619     753    3,617,510     170    4,166,835     210
                          ===========  ------  ===========  ------  ===========  ------
   Total................               $3,148               $2,900               $2,601
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

  All significant intercompany transactions have been eliminated.

 Depreciation, Depletion and Amortization

  Depreciation of Tenneco's properties is provided on a straight-line basis in amounts which, in the opinion of management, are adequate to allocate the cost of properties over their estimated useful lives.

  The excess of investment in subsidiaries over fair value of net assets at date of acquisition is being amortized over periods ranging from 15 years to 40 years. Such amortization relative to continuing operations amounted to $12 million, $10 million and $10 million for 1995, 1994 and 1993, respectively, and is included in the income statement caption, "Other income, net."

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

 Risk Management Activities

  Tenneco has utilized financial instruments for many years to mitigate its exposure to various risks. Tenneco is currently a party to financial instruments to hedge its exposure to changes in interest rates, foreign currency exchange rates and natural gas prices. These financial instruments are accounted for on the accrual basis with gains and losses being recognized based on the type of contract and exposure being hedged. The amounts paid or received under interest rate swap agreements are recognized as an adjustment to interest expense. After-tax net gains or losses on foreign currency contracts designated as hedges of Tenneco's net investments in foreign subsidiaries are recognized in the balance sheet caption, "Cumulative translation adjustments." Net gains and

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES losses of foreign currency contracts designated as hedges of firm commitments or other specific transactions are deferred and recognized when the offsetting gains or losses are recognized on the hedged items. Net gains and losses on energy commodity contracts are deferred and recognized when the hedged transaction is consummated.

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

  Tenneco does not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries as it is the present intention of management to reinvest the unremitted earnings in its foreign operations. Unremitted earnings of foreign subsidiaries is approximately $515 million at December 31, 1995. It is not practicable to determine the amount of U.S. income taxes that would be payable upon remittance of the assets that represent those earnings.

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

 Inventories

  At December 31, 1995 and 1994, inventory by major classification was as follows:

                                                                    1995   1994
                                                                   ------ ------
                                                                    (MILLIONS)
      Finished goods.............................................. $  396 $  267
      Work in process.............................................    102     81
      Long-term contracts in progress, less progress billings.....    264    138
      Raw materials...............................................    253    136
      Materials and supplies......................................    166    139
                                                                   ------ ------
                                                                   $1,181 $  761
                                                                   ====== ======

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Inventories are stated at the lower of cost or market. A portion of inventories are valued using the "last-in, first-out" method (38% and 32% at December 31, 1995 and 1994, respectively). All other inventories are valued on the "first-in, first-out" ("FIFO") or "average" methods. If the FIFO or average method of inventory accounting had been used by Tenneco for all inventories, inventories would have been $56 million, $54 million and $47 million higher at December 31, 1995, 1994 and 1993, respectively.

 Plant, Property and Equipment, at Cost

  At December 31, 1995 and 1994, plant, property and equipment, at cost, by major segment was as follows:

                                                                  1995    1994
                                                                 ------- -------
                                                                   (MILLIONS)
      Automotive................................................ $ 1,403 $ 1,331
      Energy....................................................   6,262   5,654
      Packaging.................................................   2,623   1,661
      Shipbuilding..............................................   1,552   1,494
      Other.....................................................     122     188
                                                                 ------- -------
                                                                 $11,962 $10,328
                                                                 ======= =======

 Notes Receivable and Allowance for Doubtful Accounts and Notes

  Short-term notes receivable of $373 million and $337 million were outstanding at December 31, 1995 and 1994, respectively. These notes receivable are presented net of unearned finance charges of $26 million and $43 million at December 31, 1995 and 1994, respectively. At December 31, 1995 and 1994, unearned finance charges related to long-term notes and other receivables were $23 million and $66 million, respectively.

  At December 31, 1995 and 1994, the allowance for doubtful accounts and notes receivable was $73 million and $44 million, respectively.

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

 Earnings Per Share

  Earnings per share of common stock are based on the average number of shares of common stock outstanding during each period. For purposes of computing earnings per share, Series A preferred stock was

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES included in average common shares outstanding until its conversion into common stock in December 1994; therefore, the preferred dividends paid were not deducted from net income to determine net income to common stock. The inclusion of Series A preferred stock in the computation of earnings per share was antidilutive for the years and certain quarters in 1994 and 1993. Other convertible securities and common stock equivalents outstanding during each of the three years ended December 31, 1995, 1994 and 1993, were not materially dilutive.

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

  Tenneco's acquisition of the plastics business was accounted for as a purchase; accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based on preliminary estimates of their fair values. Final purchase price allocations will be based on more complete evaluations and may differ from the original allocation. The excess of the purchase price over the fair value of the net assets acquired is included in the balance sheet caption, "Investment in subsidiaries in excess of fair value of net assets at date of acquisition, less amortization" and is being amortized on a straight-line basis over 40 years. The purchase was initially financed by a combination of short-term debt and cash. In December 1995, Tenneco refinanced a portion

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES of the purchase price through a $600 million long-term debt offering. See Note 4, "Long-Term Debt, Short-Term Debt and Financing Arrangements."

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

                                                              (UNAUDITED)
                                                        YEARS ENDED DECEMBER 31
                                                        -----------------------
                                                           1995        1994
                                                        ----------- -----------
                                                              (MILLIONS)
      Net sales and operating revenues.................      $9,895      $9,335
      Income from continuing operations
       applicable to common stock...................... $       487 $       434
      Earnings per average share of common stock from
       continuing operations........................... $      2.80 $      2.41

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

  Chemicals and Brakes Operations

  In March 1995, Tenneco completed an initial public offering of 100% of its Albright & Wilson chemicals segment. The offering was underwritten in the United Kingdom and was offered primarily in the United Kingdom. Also in 1994, Tenneco sold its brakes operation. Net proceeds from the sales of the chemicals and the brakes operations were approximately $700 million and $18 million, respectively.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Net assets and results from discontinued chemicals and brakes operations as of and for the years ended December 31, 1994 and 1993, are as follows:

                                                                                        1994             1993
                                                                                  ---------------- ----------------
                                                                                  CHEMICALS BRAKES CHEMICALS BRAKES
                                                                                  --------- ------ --------- ------
(MILLIONS)
- ----------
Net assets at December 31........................................................   $ 633    $ --    $554      $61
                                                                                    =====    ====    ====     ====
Net sales and operating revenues.................................................   $ 986    $ 62    $914      $54
                                                                                    =====    ====    ====     ====
Income (loss) before income taxes and interest allocation........................   $  40    $ (8)   $ 69     $ (8)
Total income tax (expense) benefit from discontinued operations..................      (9)      5      (5)       4
                                                                                    -----    ----    ----     ----
Income (loss) before interest allocation.........................................      31      (3)     64       (4)
Allocation of interest expense, net of income tax (a)............................     (19)     (2)    (19)      (3)
                                                                                    -----    ----    ----     ----
Net income (loss)................................................................      12      (5)     45       (7)
                                                                                    -----    ----    ----     ----
Loss on disposition..............................................................     (55)    (41)     --       --
Income tax (expense) benefit from loss on disposition............................    (115)     15      --       --
                                                                                    -----    ----    ----     ----
Net loss on disposition..........................................................    (170)    (26)     --       --
                                                                                    -----    ----    ----     ----
  Net income (loss) from discontinued operations.................................   $(158)   $(31)   $ 45     $ (7)
- --------------------------------------------------
                                                                                    =====    ====    ====     ====

- --------
(a) The allocation of interest expense to discontinued operations is based on the ratio of net assets of discontinued operations to consolidated net assets plus debt.



  Farm and Construction Equipment Operations

  In June 1994, Tenneco completed an initial public offering ("IPO") of approximately 29% of the common stock of Case Corporation ("Case"), the holder of Tenneco's farm and construction equipment segment. In November 1994, a secondary offering of Case common stock reduced Tenneco's ownership interest in Case to approximately 44%. Combined proceeds from the two transactions was $694 million, net of commissions and offering expenses. The combined gain on the transactions was $36 million, including a $7 million tax benefit. In an August 1995 public offering, Tenneco sold an additional 16.1 million shares of Case common stock for net proceeds of approximately $540 million. The sale resulted in a pre-tax gain of $101 million and reduced Tenneco's ownership in Case from 44% to 21%. In December 1995, Tenneco sold to a third party a subordinated note receivable due from Case, which was received as part of the reorganization preceding the Case initial public offering, for net proceeds of $298 million and recognized a pre-tax gain of $32 million.

  In March 1996, Tenneco sold its remaining 15.2 million shares of common stock of Case in a public offering. Net proceeds of approximately $788 million were received, resulting in a gain of $340 million, net of $83 million in income tax expense. As a result of this sale, Tenneco's financial statements have been restated to reflect the operating results and the gains on the sale of the farm and construction equipment segment as "discontinued operations" for all periods presented.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Net assets and results from the discontinued farm and construction equipment operations as of and for the years ended December 31, 1995, 1994 and 1993, are as follows:

(MILLIONS)                                                  1995   1994    1993
- ----------                                                  ----  ------  ------
Net assets at December 31.................................  $323  $  794  $2,003
                                                            ====  ======  ======
Net sales and operating revenues..........................  $ --  $3,881  $3,748
                                                            ====  ======  ======
Income (loss) before income taxes and interest allocation.  $126  $  210  $   (3)
Total income tax (expense) benefit from discontinued
 operations...............................................     8     (59)     41
                                                            ----  ------  ------
Income before interest allocation.........................   134     151      38
Allocation of interest expense, net of income tax(a)......   (21)    (49)    (88)
                                                            ----  ------  ------
Net income (loss) ........................................   113     102     (50)
                                                            ----  ------  ------
Gains on disposition......................................   135      29      --
Income tax (expense) benefit from gains on disposition....    (2)      7      --
                                                            ----  ------  ------
Net gains on disposition..................................   133      36      --
                                                            ----  ------  ------
  Net income (loss) from discontinued operations..........  $246  $  138  $  (50)
                                                            ====  ======  ======

- --------

(a) The allocation of interest expense to discontinued operations is based on the ratio of net assets of discontinued operations to consolidated net assets plus debt.

 Disposition of Assets

  In December 1995, Tenneco Energy sold its 50% interest in Kern River Gas Transmission Company ("Kern River") for a pre-tax gain of $30 million. Kern River owns a 904-mile pipeline extending from Wyoming to California. Also in 1995, Tenneco sold certain other facilities and assets, principally at its Tenneco Packaging and Tenneco Energy segments, for a combined pre-tax net loss of $3 million.

  During 1994, Tenneco disposed of several assets and investments including a facility, machinery and equipment at Tenneco Packaging resulting in a pre-tax net gain of $7 million. Also in 1994, Tenneco Energy Resources Corporation, a subsidiary which operates nonregulated gas marketing and intrastate pipeline businesses, issued 50 shares of its common stock, diluting Tenneco's ownership in this subsidiary to 80%. Cash proceeds were $41 million resulting in a gain of $23 million. No taxes were provided on the gain because management expects that the recorded investment will be recovered in a tax-free manner.

  During 1993, Tenneco disposed of a number of assets and investments including its Newport News' Sperry Marine business; several Tenneco Packaging operations; two wholly-owned Tenneco Energy companies, Viking Gas Transmission Company and Dean Pipeline Company. These dispositions resulted in a pre-tax net gain of $106 million.

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

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

4. LONG-TERM DEBT, SHORT-TERM DEBT AND FINANCING ARRANGEMENTS

 Long-Term Debt

  A summary of long-term debt outstanding at December 31, 1995 and 1994, is set forth in the following table:

(MILLIONS)                                                         1995   1994
- ----------                                                        ------ ------
Tenneco Inc.--
 Debentures due 1998 through 2025, average effective interest rate 8.7% in 1995 and 9.7% in 1994 (net of $2 million in 1995 and 1994 of unamortized discount).............................. $  698 $  398
 Notes due 1996 through 2005, average effective interest rate
  8.8% in 1995 and 9.2% in 1994 (net of $5 million in 1995 and $4 million in 1994 of unamortized discount).......................  1,962  1,681
Tennessee Gas Pipeline Company--
 Debentures due 2011, effective interest rate 15.1% in 1995 and
  1994 (net of $216 million in 1995 and $219 million in 1994 of
  unamortized discount)..........................................    184    181
 Notes due 1996 through 1997, average effective interest rate
  9.7% in 1995 and 10.1% in 1994 (net of $5 million in 1995 and
  $8 million in 1994 of unamortized discount)....................    573    808
Tenneco Credit Corporation--
 Senior notes due 1996 through 2001, average effective interest rate 9.7% in 1995 and 9.6% in 1994 (net of $1 million in 1995
  and $2 million in 1994 of unamortized discount)................    549    749
 Medium-term notes due 1996 through 2002, average interest rate
  9.0% in 1995 and 9.4% in 1994..................................     38     73
 Subordinated notes due 1998 through 2001, average interest rate
  9.9% in 1995 and 1994..........................................     92     92
Other subsidiaries--
 Notes due 1996 through 2014, average effective interest rate
  10.1% in 1995 and 10.7% in 1994 (net of $46 million in 1995 and
  $48 million in 1994 of unamortized discount)...................     75     76
                                                                  ------ ------
                                                                   4,171  4,058
                                                                  ------ ------
Less--Current maturities.........................................    420    490
                                                                  ------ ------
                                                                  $3,751 $3,568
                                                                  ====== ======

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

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

 Short-Term Debt

  Tenneco uses commercial paper, lines of credit and overnight borrowings to finance its short-term capital requirements. Information regarding short-term debt for the years ended December 31, 1995 and 1994 follows:

                                            1995                   1994
                                   ---------------------- ----------------------
                                   COMMERCIAL   CREDIT    COMMERCIAL   CREDIT
                                     PAPER    AGREEMENTS*   PAPER    AGREEMENTS*
                                   ---------- ----------- ---------- -----------
                                               (DOLLARS IN MILLIONS)
Outstanding borrowings at end of
 year............................     $346       $101        $ --       $ 38
Weighted average interest rate on
 outstanding borrowings at end of
 year............................      6.2%       7.2%         --        8.9%
Approximate maximum month-end
 outstanding borrowings during
 year............................     $615       $486        $362       $255
Approximate average month-end
 outstanding borrowings during
 year............................     $109       $103        $164       $105
Weighted average interest rate on
 approximate average month-end
 outstanding borrowings during
 year............................      6.2%       8.6%        4.6%       5.9%

- --------
* Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

  Tenneco had other short-term borrowings outstanding of $41 million at December 31, 1995, and $8 million at December 31, 1994.

 Financing Arrangements

  As of December 31, 1995, Tenneco and its subsidiaries had arranged committed credit facilities of $2.5 billion:

                                                 COMMITTED CREDIT FACILITIES(A)
                                                 --------------------------------
                                         TERM    COMMITMENTS  UTILIZED  AVAILABLE
                                       --------- -----------  --------  ---------
                                                           (MILLIONS)
Tenneco Inc. credit agreements........ 1996-1999   $2,400(b)    $346(c)  $2,054
Subsidiaries' credit agreements.......   Various      122         47         75
                                                   ------       ----     ------
                                                   $2,522       $393     $2,129
                                                   ======       ====     ======

- --------
Notes:(a) Tenneco and its subsidiaries generally are required to pay commitment fees on the unused portion of the total commitment and facility fees on the total commitment.

    (b) In 1996, $400 million of these agreements expire; the remainder are committed through 1999. Of the total committed long-term credit facilities, $400 million are available to both Tenneco Inc. and Tenneco's finance subsidiary.
    (c) Tenneco's committed long-term credit facilities support its commercial paper borrowings; consequently, the amount available under the committed long-term credit facilities is reduced by outstanding commercial paper borrowings.

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

5. FINANCIAL INSTRUMENTS

  The carrying and estimated fair values of Tenneco's financial instruments by class at December 31, 1995 and 1994, were as follows:

                                                   1995             1994
                                              ---------------  ---------------
                                              CARRYING  FAIR   CARRYING  FAIR
                                               AMOUNT  VALUE    AMOUNT  VALUE
                                              -------- ------  -------- ------
                                                        (MILLIONS)
                                                   ASSETS (LIABILITIES)
Asset and Liability Instruments
  Cash and temporary cash investments........  $  354  $  354   $  405  $  405
  Receivables (customer and long-term).......   1,356   1,356    2,135   2,135
  Accounts payable (trade)...................  (1,102) (1,102)    (907)   (907)
  Short-term debt (excluding current
   maturities)...............................    (488)   (488)     (46)    (46)
  Long-term debt (including current
   maturities)...............................  (4,171) (4,759)  (4,058) (4,281)
Instruments With Off-Balance-Sheet Risk
  Derivative
    Interest rate swaps:
      In a net receivable position...........      --      10       --      --
      In a net payable position..............      --     (22)      --     (30)
    Foreign currency contracts...............       5       4       15      20
    Natural gas swaps, futures and options...      --       3       --      (5)
  Non-derivative
    Financial guarantees.....................      --     (30)      --     (50)

 Asset and Liability Instruments

  The fair value of cash and temporary cash investments, receivables, accounts payable, and short-term debt in the above table was considered to be the same as or was not determined to be materially different from the carrying amount. At December 31, 1995 and 1994, respectively, Tenneco's aggregate customer and long-term receivable balance was concentrated by industry segment as follows:
Tenneco Automotive, 28% and 19%; Tenneco Energy, 14% and 13%; Tenneco Packaging, 9% and 13%; Newport News Shipbuilding, 9% and 9%; United States retail farm and construction equipment receivables held by Tenneco Credit Corporation, 33% and 36%; all other amounts were not significant.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

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
                                              ======== ========  ======  ======

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

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

  Also related to Tennessee's GSR costs, on October 14, 1993, Tennessee was sued in the State District Court of Ector County, Texas, by ICA Energy, Inc. ("ICA") and TransTexas Gas Corporation ("TransTexas"). In that suit, ICA and TransTexas contended that Tennessee had an obligation to purchase gas production which TransTexas thereafter attempted to add unilaterally to the reserves originally dedicated to a 1979 gas contract. An amendment to the pleading seeks $1.5 billion from Tennessee for alleged damages caused by Tennessee's refusal to purchase gas produced from the TransTexas leases covering the new production and lands. Neither ICA nor TransTexas were original parties to that contract. However, they contend that any stranger acquiring a fractional interest in the original committed reserves thereby obtains a right to add to the contract unlimited volumes of gas production from locations in South Texas. Tennessee filed a motion for summary judgment, asserting that the Texas statutes of frauds precluded the plaintiffs from adding new production or acreage to the contract. On May 4, 1995, the trial court granted Tennessee's motion for summary judgment; the plaintiffs have filed a notice of appeal. Thereafter, ICA and TransTexas filed a motion for summary judgment on a separate issue involving the term "committed reserves" and whether Tennessee has a contractual obligation to purchase gas produced from a lease not described in the gas contract. On November 8, 1995, the trial court granted ICA's and TransTexas' motion in part. That order, which would be finalized upon conclusion of the trial, also held that ICA's and TransTexas' rights are subject to certain limitations of the Texas Business and Commerce Code. In addition to these defenses, which are to be resolved at trial, Tennessee has other defenses which it has asserted

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES and intends to pursue. Tennessee has filed a Motion to Clarify the November 8, 1995 order together with a new motion for partial summary judgment concerning the committed reserve issue. The November 8, 1995 ruling does not affect the trial court's previous May 4, 1995 order granting summary judgment to Tennessee.

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

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

7. INCOME TAXES

  The domestic and foreign components of income from continuing operations before income taxes are as follows:

                                                                  YEARS ENDED
                                                                  DECEMBER 31
                                                                 --------------
                                                                 1995 1994 1993
                                                                 ---- ---- ----
                                                                   (MILLIONS)
      U.S. income before income taxes........................... $667 $724 $624
      Foreign income before income taxes........................  123   35  137
                                                                 ---- ---- ----
      Income before income taxes................................ $790 $759 $761
                                                                 ==== ==== ====

  Following is a comparative analysis of the components of consolidated income tax expense applicable to continuing operations:

                                                                  YEARS ENDED
                                                                  DECEMBER 31
                                                                 ---------------
                                                                 1995 1994  1993
                                                                 ---- ----  ----
                                                                   (MILLIONS)
      Current--
        U.S..................................................... $  7 $144  $128
        State and local.........................................   45   40    49
        Foreign.................................................   66   43    37
                                                                 ---- ----  ----
                                                                  118  227   214
                                                                 ---- ----  ----
      Deferred--
        U.S.....................................................  148   30    63
        State and local.........................................   12   13    11
        Foreign.................................................    1  (21)   10
                                                                 ---- ----  ----
                                                                  161   22    84
                                                                 ---- ----  ----
      Income tax expense........................................ $279 $249  $298
                                                                 ==== ====  ====

  Following is a reconciliation of income taxes computed at the U.S. federal income tax rate (35% for all years presented) to the income tax expense from continuing operations reflected in the Statements of Income:

                                                               YEARS ENDED
                                                               DECEMBER 31
                                                              ----------------
                                                              1995  1994  1993
                                                              ----  ----  ----
                                                                (MILLIONS)
Tax expense computed at the U.S. federal income tax rate..... $277  $266  $266
Increases (reductions) in income tax expense resulting from:
  Foreign income taxed at different rates and foreign losses
   with no tax benefit.......................................   15   (17)    9
  Permanent differences on sale of businesses................   24    (8)   (5)
  State and local taxes on income, net of U.S. federal income
   tax benefit...............................................   37    34    38
  U.S. federal income tax rate change........................   --    --    11
  Realization of unrecognized deferred tax assets............  (72)  (12)   --
  Other......................................................   (2)  (14)  (21)
                                                              ----  ----  ----
Income tax expense........................................... $279  $249  $298
                                                              ====  ====  ====

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  The components of Tenneco's net deferred tax liability at December 31, 1995 and 1994, were as follows:

                                                                 1995    1994
                                                                ------  ------
                                                                 (MILLIONS)
Deferred tax assets--
  Tax loss carryforwards....................................... $  246  $  356
  Postretirement benefits other than pensions..................    181     181
  GSR reserve..................................................    141      --
  Environmental reserve........................................     76      83
  Other........................................................    135     169
  Valuation allowance..........................................   (200)   (365)
                                                                ------  ------
    Net deferred tax asset.....................................    579     424
                                                                ------  ------
Deferred tax liabilities--
  Tax over book depreciation...................................    801     761
  Pension......................................................    175     166
  Asset related to GSR costs of operations regulated by the
   FERC........................................................    141      --
  Long-term shipbuilding contracts.............................     62      54
  Debt related items...........................................     43      44
  Book versus tax gains and losses on asset disposals..........     86     475
  Other........................................................    194     274
                                                                ------  ------
    Total deferred tax liability...............................  1,502   1,774
                                                                ------  ------
Net deferred tax liability..................................... $  923  $1,350
                                                                ======  ======

  As reflected by the valuation allowance in the table above, Tenneco had potential tax benefits of $200 million and $365 million at December 31, 1995 and 1994, respectively, which were not recognized in the Statements of Income when generated. These benefits resulted primarily from tax loss carryforwards which are available to reduce future tax liabilities. During 1995, Tenneco reduced its deferred tax asset valuation allowance due to the recognition of tax loss carryforwards utilized to offset income taxes payable on asset and investment dispositions.

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

  At December 31, 1995, Tenneco's retained earnings included equity in undistributed earnings and cumulative translation adjustments from equity method investments of $113 million and $(4) million, respectively; at December 31, 1994, the corresponding amounts were $154 million and $(29) million, respectively. Dividends and distributions received from affiliates accounted for on the equity method, including discontinued operations, were $60 million, $50 million and $45 million during 1995, 1994 and 1993, respectively.

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

- --------

Note: Tenneco's equity method investments related to its discontinued farm and construction equipment and chemicals operations are reflected in the December 31, 1995 and 1994 balance sheets under the caption "Net assets of discontinued operations". In addition, the equity in net income from Tenneco's equity method investments related to its discontinued farm and construction equipment and chemicals operations is reflected in the caption "Income (loss) from discontinued operations, net of income tax" in the Statements of Income for all periods presented. Reference is made to Note 3, "Discontinued Operations, Disposition of Assets and Extraordinary Loss," for further discussion of these operations. Balance sheet amounts related to Kern River are not included in the table above as of December 31, 1995 due to the sale discussed above.

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
                          =========   ====  =========   ====  =========   ====

- --------
* For additional information on Series A preferred stock see Statements of Changes in Shareowners' Equity.

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
Accrued postretirement benefit cost at December 31............... $(537) $(564)
                                                                  =====  =====

- --------
Note: The accrued postretirement benefit cost has been recorded based upon certain actuarial estimates as described below. Those estimates are subject to revision in future periods given new facts or circumstances.

  In conjunction with the Case IPO in June 1994, active Case salaried employees were transferred from the Tenneco Inc. plans to new Case salaried plans, and Case hourly retirees were transferred from the Case hourly plans to the Tenneco Inc. plans. Amendments to reduce the cost of providing future benefits for Case hourly retirees were reflected at that time.

  In November 1994, through a secondary offering of Case stock, Tenneco's ownership in Case dropped below 50%. Therefore, all Case liabilities for the new Case plans are excluded from the Tenneco disclosure information beginning in 1994. Benefit costs for these plans have been included up to the date of the November 1994 secondary offering (for all of 1993 and 11 months of 1994) in income from discontinued operations.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  The net periodic postretirement benefit cost from continuing operations for the years 1995, 1994 and 1993 consist of the following components:

                                                                1995  1994  1993
                                                                ----  ----  ----
                                                                  (MILLIONS)
      Service cost for benefits earned during the year......... $  6  $ 7   $ 8
      Interest cost on accumulated postretirement benefit
       obligation..............................................   49   38    28
      Net amortization of unrecognized amounts.................  (13)  (7)   (1)
                                                                ----  ---   ---
      Net periodic postretirement benefit cost................. $ 42  $38   $35
                                                                ====  ===   ===

  The initial weighted average assumed health care cost trend rate used in determining the 1995, 1994 and 1993 accumulated postretirement benefit obligation was 7%, 8% and 9%, respectively, declining to 5% in 1997 and remaining at that level thereafter.

  Increasing the assumed health care cost trend rate by one percentage-point in each year would increase the 1995, 1994 and 1993 accumulated postretirement benefit obligations by approximately $36 million, $34 million and $32 million, respectively, and would increase the aggregate of the service cost and interest cost components of the net postretirement benefit cost for 1995, 1994 and 1993 by approximately $4 million, $5 million and $5 million, respectively.

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

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  The funded status of the plans reconciles with amounts recognized on the balance sheet at December 31, 1995 and 1994, as follows:

                                 PLANS IN
                               WHICH ASSETS    PLANS IN WHICH
                                  EXCEED         ACCUMULATED
                                ACCUMULATED       BENEFITS         ALL PLANS
                                 BENEFITS       EXCEED ASSETS       (NOTE)
                               --------------  ----------------  --------------
                                1995    1994    1995     1994     1995    1994
                               ------  ------  -------  -------  ------  ------
                                               (MILLIONS)
Actuarial present value of
 benefits based on service to
 date and present pay levels
 at September 30:
 Vested benefit obligation...  $2,550  $2,733  $    35  $    27  $2,585  $2,760
 Non-vested benefit obliga-
  tion.......................      93      88        4        2      97      90
                               ------  ------  -------  -------  ------  ------
 Accumulated benefit obliga-
  tion.......................   2,643   2,821       39       29   2,682   2,850
Additional amounts related to
 projected salary increases..     217     231        3        4     220     235
                               ------  ------  -------  -------  ------  ------
Total projected benefit obli-
 gation at September 30......   2,860   3,052       42       33   2,902   3,085
Plan assets at fair value at
 September 30................   3,259   3,314        8       10   3,267   3,324
                               ------  ------  -------  -------  ------  ------
Plan assets in excess of
 (less than) total projected
 benefit obligation at
 September 30................     399     262      (34)     (23)    365     239
Contributions during the
 fourth quarter..............       4      16       --       --       4      16
Unrecognized net (gain) loss
 resulting from plan
 experience and changes in
 actuarial assumptions.......     160     255        2        3     162     258
Unrecognized prior service
 obligations resulting from
 plan amendments.............      84     155        1        1      85     156
Remaining unrecognized net
 obligation (asset) at ini-
 tial application............    (143)   (203)       1        2    (142)   (201)
Adjustment recorded to recog-
 nize minimum liability......      --      --       (2)      (3)     (2)     (3)
                               ------  ------  -------  -------  ------  ------
Prepaid (accrued) pension
 cost at December 31.........  $  504  $  485  $   (32) $   (20) $  472  $  465
                               ======  ======  =======  =======  ======  ======

- --------
Note: Assets of one plan may not be utilized to pay benefits of other plans.
   Additionally, the prepaid (accrued) pension cost has been recorded based upon certain actuarial estimates as described below. Those estimates are subject to revision in future periods given new facts or circumstances.

  In December 1993, all liabilities and assets were transferred from the Case Corporation Pension Plan for Hourly-Paid Employees ("Case Plan") to the Tenneco Inc. Retirement Plan. In June 1994, all future accruals for the salaried and hourly active Case employees were transferred from the Tenneco Inc. Retirement Plan to new Case plans. In November 1994, through a secondary offering of Case stock, Tenneco's ownership in Case dropped below 50%. Therefore, all domestic and foreign Case liabilities and assets in the new Case plans are excluded from the Tenneco disclosure information beginning in 1994. Pension cost (income) for these plans has been included up to the date of the November 1994 secondary offering (for all of 1993 and 11 months of 1994) in income from discontinued operations.

  Net periodic pension costs (income) from continuing operations for the years 1995, 1994 and 1993 consist of the following components:

                                        1995         1994          1993
                                     -----------  ------------  -----------
                                                  (MILLIONS)
Service cost--benefits earned
 during the year...................        $  52         $  62        $  53
Interest accrued on prior year's
 projected benefit obligation......          214           176          123
Expected return on plan assets--
Actual (return) loss...............  (565)           29         (278)
Unrecognized excess (deficiency) of
 actual return over expected
 return............................   275          (277)          95
                                     ----         -----         ----
                                            (290)         (248)        (183)
Net amortization of unrecognized
 amounts...........................          (11)           (6)         (14)
                                           -----         -----        -----
Net periodic pension costs
 (income)..........................        $ (35)        $ (16)       $ (21)
                                           =====         =====        =====

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

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

  In March 1996, Tenneco sold its remaining 21% ownership interest in Case, a leading manufacturer of farm and construction equipment with primary operations in the U.S. and European Union. Also, during 1995, Tenneco sold its Albright & Wilson chemicals segment, which was involved in the production of phosphorous chemicals and surfactants, as well as a range of specialty chemicals. For more discussion of Tenneco's farm and construction equipment and chemicals segments, see Note 3.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  The following tables summarize certain segment and geographic information of Tenneco's businesses:

                                                      SEGMENT
                          ------------------------------------------------------------------
                                                               FARM AND                        RECLASS.
                          AUTO-                      SHIP-   CONSTRUCTION                         AND     CONSOL-
       (MILLIONS)         MOTIVE  ENERGY  PACKAGING BUILDING EQUIPMENT(D) CHEMICALS(D) OTHER  ELIMINATION IDATED
       ----------         ------  ------  --------- -------- ------------ ------------ -----  ----------- -------
AT DECEMBER 31, 1995, AND FOR THE YEAR THEN ENDED
Net sales and operating
 revenues(a)............  $2,479  $1,916   $2,752    $1,756      $--          $--      $   5     $ (9)    $8,899
                          ======  ======   ======    ======      ===          ===      =====     ====     ======
Operating profit........     248     286      440       172       --           --        (27)      --      1,119
Equity in net income of
 affiliated companies...       1      63       --        --       --           --          2       --         66
General corporate
 expenses...............      (9)    (16)     (10)      (12)      --           --        (42)      --        (89)
                          ------  ------   ------    ------      ---          ---      -----     ----     ------
Income before interest
 expense, income taxes
 and minority interest..     240     333      430       160       --           --        (67)      --      1,096
                          ======  ======   ======    ======      ===          ===      =====     ====     ======
Identifiable assets.....   1,890   4,122    3,359     1,439       --           --      2,322     (301)    12,831
Investment in affiliated
 companies..............       3     280        4         9       --           --          1       --        297
Investment in affiliated
 companies related to
 discontinued
 operations.............      --      --       --        --      323           --         --       --        323
                          ------  ------   ------    ------      ---          ---      -----     ----     ------
   Total assets.........   1,893   4,402    3,363     1,448      323           --      2,323     (301)    13,451
                          ======  ======   ======    ======      ===          ===      =====     ====     ======
Depreciation, depletion
 and amortization.......      80     195      104        67       --           --          3       --        449
                          ======  ======   ======    ======      ===          ===      =====     ====     ======
Capital expenditures
 for continuing
 operations.............     208     334      316        77       --           --         41       --        976
                          ======  ======   ======    ======      ===          ===      =====     ====     ======
AT DECEMBER 31, 1994, AND FOR THE YEAR THEN ENDED
Net sales and operating
 revenues(a)............  $1,989  $2,378   $2,184    $1,753      $--          $--      $   3     $ (9)    $8,298
                          ======  ======   ======    ======      ===          ===      =====     ====     ======
Operating profit........     231     379      217       213       --           --        (17)      --      1,023
Equity in net income
 (loss) of affiliated
 companies..............      --      52       --        --       --           --         (1)      --         51
General corporate
 expenses...............      (8)    (16)      (8)      (13)      --           --         (7)      --        (52)
                          ------  ------   ------    ------      ---          ---      -----     ----     ------
Income before interest
 expense, income taxes
 and minority interest..     223     415      209       200       --           --        (25)      --      1,022
                          ======  ======   ======    ======      ===          ===      =====     ====     ======
Identifiable assets.....   1,505   3,241    1,574     1,353       --           --      3,119     (332)    10,460
Investment in affiliated
 companies..............       2     359        3        --       --           --         --       --        364
Identifiable net assets
 related to discontinued
 operations.............      --      --       --        --       --          530        264       --        794
Investment in affiliated
 companies related
 to discontinued
 operations.............      --      --       --        --      530          103         --       --        633
                          ------  ------   ------    ------      ---          ---      -----     ----     ------
   Total assets.........   1,507   3,600    1,577     1,353      530          633      3,383     (332)    12,251
                          ======  ======   ======    ======      ===          ===      =====     ====     ======
Depreciation, depletion
 and amortization.......      49     100       82        70       --           --          5       --        306
                          ======  ======   ======    ======      ===          ===      =====     ====     ======
Capital expenditures
 for continuing
 operations.............     113     331      166        29       --           --         14       --        653
                          ======  ======   ======    ======      ===          ===      =====     ====     ======

See notes at the end of these tables.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                                        SEGMENT
                          --------------------------------------------------------------------
                                                                 FARM AND                        RECLASS.
                            AUTO-                      SHIP-   CONSTRUCTION                         AND     CONSOL-
       (MILLIONS)         MOTIVE(D) ENERGY  PACKAGING BUILDING EQUIPMENT(D) CHEMICALS(D) OTHER  ELIMINATION IDATED
       ----------         --------- ------  --------- -------- ------------ ------------ -----  ----------- -------
AT DECEMBER 31, 1993, AND FOR THE YEAR THEN ENDED
Net sales and operating
 revenues(a)............   $1,785   $2,862   $2,042    $1,861     $  --         $--      $   6     $(11)    $8,545
                           ======   ======   ======    ======     =====         ===      =====     ====     ======
Operating profit .......      230      376      146       238        --          --         26       --      1,016
Equity in net income
 (loss) of affiliated
 companies..............       --       49        2        --        --          --         (1)      --         50
General corporate
 expenses...............       (8)     (14)      (9)      (13)       --          --         (7)      --        (51)
                           ------   ------   ------    ------     -----         ---      -----     ----     ------
Income before interest
 expense, income taxes
 and minority interest..      222      411      139       225        --          --         18       --      1,015
                           ======   ======   ======    ======     =====         ===      =====     ====     ======
Identifiable assets.....    1,016    2,953    1,468     1,277        --          --      1,613     (367)     7,960
Investment in affiliated
 companies..............        4      307        6        --        --          --          1       --        318
Identifiable net assets
 related to discontinued
 operations.............       61       --       --        --     1,913         492         --      209      2,675
Investment in affiliated
 companies related
 to discontinued
 operations.............       --       --       --        --        90          62         --       --        152
                           ------   ------   ------    ------     -----         ---      -----     ----     ------
   Total assets.........    1,081    3,260    1,474     1,277     2,003         554      1,614     (158)    11,105
                           ======   ======   ======    ======     =====         ===      =====     ====     ======
Depreciation, depletion
 and amortization.......       50      166       77        72        --          --          5       --        370
                           ======   ======   ======    ======     =====         ===      =====     ====     ======
Capital expenditures for
 continuing operations..       93      170      124        36        --          --          1       --        424
                           ======   ======   ======    ======     =====         ===      =====     ====     ======

                                GEOGRAPHIC AREA(C)(D)
                           --------------------------------
                                                             RECLASS.
                           UNITED          EUROPEAN  OTHER      AND     CONSOL-
       (MILLIONS)          STATES   CANADA  UNION   FOREIGN ELIMINATION IDATED
       ----------          -------  ------ -------- ------- ----------- -------
AT DECEMBER 31, 1995, AND
 FOR THE YEAR THEN ENDED
Net sales and operating
 revenues:
 Sales to unaffiliated
  customers(a)...........  $ 7,343  $ 149  $ 1,140   $ 267     $ --     $ 8,899
 Transfers among
  geographic areas(b)....       74     43       27      34     (178)         --
                           -------  -----  -------   -----     ----     -------
   Total.................    7,417    192    1,167     301     (178)      8,899
                           =======  =====  =======   =====     ====     =======
Operating profit.........    1,003     20       77      19       --       1,119
Equity in net income of
 affiliated companies....       65     --        1      --       --          66
General corporate
 expenses................      (89)    --       --      --       --         (89)
                           -------  -----  -------   -----     ----     -------
Income before interest
 expense, income taxes
 and
 minority interest.......      979     20       78      19       --       1,096
                           =======  =====  =======   =====     ====     =======
Identifiable assets......   11,083    207    1,079     769     (307)     12,831
Investment in affiliated
 companies...............      255      2        2      38       --         297
Investment in affiliated
 companies related to
 discontinued operations.      323     --       --      --       --         323
                           -------  -----  -------   -----     ----     -------
   Total assets..........   11,661    209    1,081     807     (307)     13,451
                           =======  =====  =======   =====     ====     =======

See notes on following page.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                GEOGRAPHIC AREA(C)(D)
                           --------------------------------
                                                             RECLASS.
                           UNITED          EUROPEAN  OTHER      AND     CONSOL-
       (MILLIONS)          STATES   CANADA  UNION   FOREIGN ELIMINATION IDATED
       ----------          -------  ------ -------- ------- ----------- -------
AT DECEMBER 31, 1994, AND
 FOR THE YEAR THEN ENDED
Net sales and operating
 revenues:
 Sales to unaffiliated
  customers(a)...........  $ 7,275   $166   $  618   $239      $  --    $ 8,298
 Transfers among
  geographic areas(b)....       72     35       44     39       (190)        --
                           -------   ----   ------   ----      -----    -------
   Total.................    7,347    201      662    278       (190)     8,298
                           =======   ====   ======   ====      =====    =======
Operating profit.........      992     30      (32)    33         --      1,023
Equity in net income
 (loss) of affiliated
 companies...............       52     --       --     (1)        --         51
General corporate
 expenses................      (52)    --       --     --         --        (52)
                           -------   ----   ------   ----      -----    -------
Income before interest
 expense, income taxes
 and minority interest...      992     30      (32)    32         --      1,022
                           =======   ====   ======   ====      =====    =======
Identifiable assets......    9,097    154    1,156    256       (203)    10,460
Investment in affiliated
 companies...............      361     --       --      3         --        364
Identifiable net assets
 related to discontinued
 operations..............      361     (2)     403     30          2        794
Investment in affiliated
 companies related to
 discontinued operations.      556     --        3     74         --        633
                           -------   ----   ------   ----      -----    -------
   Total assets..........   10,375    152    1,562    363       (201)    12,251
                           =======   ====   ======   ====      =====    =======
AT DECEMBER 31, 1993, AND
 FOR THE YEAR THEN ENDED
Net sales and operating
 revenues:
 Sales to unaffiliated
  customers(a)...........  $ 7,559   $176   $  597   $213      $  --    $ 8,545
 Transfers among
  geographic areas(b)....       70     31       41     28       (170)        --
                           -------   ----   ------   ----      -----    -------
   Total.................    7,629    207      638    241       (170)     8,545
                           =======   ====   ======   ====      =====    =======
Operating profit ........      885     25       50     56         --      1,016
Equity in net income
 (loss) of affiliated
 companies...............       49     --        4     (3)        --         50
General corporate
 expenses................      (51)    --       --     --         --        (51)
                           -------   ----   ------   ----      -----    -------
Income before interest
 expense, income taxes
 and
 minority interest.......      883     25       54     53         --      1,015
                           =======   ====   ======   ====      =====    =======
Identifiable assets......    7,223    118      658    237       (276)     7,960
Investment in affiliated
 companies...............      313     --        2      3         --        318
Identifiable net assets
 related to discontinued
 operations..............    1,588    309      608    164          6      2,675
Investment in affiliated
 companies related to
 discontinued operations.      116     --        5     31         --        152
                           -------   ----   ------   ----      -----    -------
   Total assets..........    9,240    427    1,273    435       (270)    11,105
                           =======   ====   ======   ====      =====    =======

- --------

Notes: (a) Contracts with U.S. government agencies (primarily shipbuilding contracts with the U.S. Navy) accounted for $1.7 billion, $1.7 billion and $1.8 billion for 1995, 1994 and 1993, respectively.
(b) Products are transferred between geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products.

(c) As reflected above, Tenneco's segments principally market their products and services in the United States, with significant sales in the European Union and other foreign countries.

(d) Tenneco's farm and construction equipment, chemicals and brakes operations have been reflected as discontinued operations in the accompanying financial statements. Reference is made to Note 3, "Discontinued Operations, Disposition of Assets and Extraordinary Loss," for further information.

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Tenneco is engaged in the sale of products for export from the United States. Such sales are reflected in the table below:

                                                                (MILLIONS)
                                                              --------------
    GEOGRAPHIC AREA               PRINCIPAL PRODUCTS          1995 1994 1993
    ---------------               ------------------          ---- ---- ----
Canada.................. Paperboard products, molded and
                          pressed pulp goods, corrugated
                          boxes, aluminum and plastics,
                          natural gas........................ $ 87 $ 75 $115
European Union.......... Molded and pressed pulp goods,
                          paperboard products, corrugated
                          boxes, aluminum and plastics,
                          navigation aids (1993 only), tanker
                          construction and repair work (1995
                          only)..............................  164   23   37
Other Foreign........... Ride control systems, molded and
                          pressed pulp goods, paperboard
                          products, corrugated boxes,
                          aluminum and
                          plastics...........................  113   49   60
                                                              ---- ---- ----
Total Export Sales........................................... $364 $147 $212
                                                              ==== ==== ====

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

 Lease Commitments

  Tenneco holds certain of its facilities and equipment under long-term leases. The minimum rental commitments under non-cancelable operating leases with lease terms in excess of one year are $139 million, $128 million, $126 million, $113 million and $117 million for the years 1996, 1997, 1998, 1999 and 2000, respectively, and $868 million for subsequent years. Of these amounts, $81 million for 1996, $84 million for 1997, $93 million for 1998, $86 million for 1999, $92 million for 2000 and $689 million for subsequent years are lease payment commitments to GECC, John Hancock and Metropolitan Life for assets purchased from

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

Georgia-Pacific in January 1991 and leased to Tenneco Packaging. Commitments under capital leases were not significant to the accompanying financial statements. Total rental expense for continuing operations for the years 1995, 1994 and 1993, was $176 million, $167 million and $165 million, respectively, including minimum rentals under non-cancelable operating leases of $166 million, $160 million and $161 million for the corresponding periods.

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

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           INCOME                     INCOME
                                       BEFORE INTEREST             (LOSS) FROM                   CUMULATIVE
                             NET SALES    EXPENSE,                 DISCONTINUED               EFFECT OF CHANGE
                                AND     INCOME TAXES   INCOME FROM OPERATIONS,  EXTRAORDINARY  IN ACCOUNTING
        QUARTER              OPERATING  AND MINORITY   CONTINUING     NET OF    LOSS, NET OF   PRINCIPLE, NET   NET
       (MILLIONS)            REVENUES     INTEREST     OPERATIONS   INCOME TAX   INCOME TAX    OF INCOME TAX   INCOME
       ----------            --------- --------------- ----------- ------------ ------------- ---------------- ------
1995.................... 1st  $2,163       $  291         $128         $ 25         $  --           $ --        $153
                         2nd   2,198          314          129           56            --             --         185
                         3rd   2,136          250           94          120            --             --         214
                         4th   2,402          241          138           45            --             --         183
                              ------       ------         ----         ----         -----           ----        ----
                              $8,899       $1,096         $489         $246         $  --           $ --        $735
                              ======       ======         ====         ====         =====           ====        ====
1994.................... 1st  $2,050       $  213         $106         $ 16         $  --           $(39)       $ 83
                         2nd   2,141          255          119           28            (5)            --         142
                         3rd   2,043          274          133           18            --             --         151
                         4th   2,064          280          145         (113)           --             --          32
                              ------       ------         ----         ----         -----           ----        ----
                              $8,298       $1,022         $503         $(51)        $  (5)          $(39)       $408
                              ======       ======         ====         ====         =====           ====        ====

                      EARNINGS (LOSS) PER AVERAGE SHARE OF COMMON STOCK
              -----------------------------------------------------------------
                                                    CUMULATIVE EFFECT OF
              CONTINUING DISCONTINUED EXTRAORDINARY CHANGE IN ACCOUNTING  NET
 QUARTER      OPERATIONS  OPERATIONS      LOSS           PRINCIPLE       INCOME
 -------      ---------- ------------ ------------- -------------------- ------
1995..... 1st  $   .71      $ .13        $   --            $  --         $ .84
          2nd      .72        .33            --               --          1.05
          3rd      .53        .69            --               --          1.23
          4th      .79        .26            --               --          1.05
               -------      -----        ------            -----         -----
               $  2.75      $1.41        $   --            $  --         $4.16
               =======      =====        ======            =====         =====
1994..... 1st  $   .57      $ .10        $   --            $(.22)        $ .45
          2nd      .65        .15          (.03)              --           .77
          3rd      .72        .10            --               --           .82
          4th      .78       (.62)           --               --           .16
               -------      -----        ------            -----         -----
               $  2.72      $(.27)       $ (.03)           $(.22)        $2.20
               =======      =====        ======            =====         =====

- -------
Notes: Reference is made to Notes 2, 3 and 9 for discussion of items affecting quarterly results.
    The sum of the quarters may not equal the total of the respective year's earnings per share due to the issuance or repurchase of shares throughout the year.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                    FINANCIAL STATEMENTS INCLUDED IN ITEM 8

  See "Index to Financial Statements of Tenneco Inc. and Consolidated Subsidiaries" set forth in Item 8, "Financial Statements and Supplementary Data."

        INDEX TO FINANCIAL STATEMENTS AND SCHEDULES INCLUDED IN ITEM 14

                                                                           PAGE
                                                                           ----
Schedules of Tenneco Inc. and Consolidated Subsidiaries--
  Schedule I--Condensed financial information of registrant...............  67
  Schedule II--Valuation and qualifying accounts--three years ended
   December 31, 1995......................................................  71

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

                  Schedule IV--Mortgage loans on real estate

                  Schedule V--Supplemental Information Concerning Property-- Casualty Insurance Operations

                                                                      SCHEDULE I

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  TENNECO INC.

                              STATEMENTS OF INCOME

                                                           (MILLIONS)
                                                    YEARS ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1995     1994      1993
                                                    --------  -------- --------
Interest Income from Affiliated Companies.........  $    101  $    79  $     41
Other Income, Net.................................        --       --        39
                                                    --------  -------  --------
                                                         101       79        80
                                                    --------  -------  --------
Interest Expense and Other:
  Affiliated companies............................       421      229        83
  Other...........................................       199      206       211
                                                    --------  -------  --------
                                                         620      435       294
                                                    --------  -------  --------
Loss from Continuing Operations Before Income
 Taxes and Equity in Net Income from Continuing
 Operations of Affiliated Companies...............      (519)    (356)     (214)
                                                    --------  -------  --------
Income Tax Expense (Benefit):
  Current.........................................      (248)     (93)     (100)
  Deferred........................................        41      (16)       20
                                                    --------  -------  --------
                                                        (207)    (109)      (80)
                                                    --------  -------  --------
Equity in Net Income from Continuing Operations of
 Affiliated Companies.............................       801      750       597
                                                    --------  -------  --------
Income from Continuing Operations.................       489      503       463
Income (Loss) from Discontinued Operations, Net of
 Income Tax.......................................       246      (51)      (12)
                                                    --------  -------  --------
Income Before Extraordinary Loss..................       735      452       451
Extraordinary Loss, Net of Income Tax.............        --       (5)      (25)
                                                    --------  -------  --------
Income before Cumulative Effect of Change in
 Accounting Principle.............................       735      447       426
Cumulative Effect of Change in Accounting
 Principle, Net of Income Tax.....................        --      (39)       --
                                                    --------  -------  --------
Net Income........................................       735      408       426
Preferred Stock Dividends.........................        12       12        14
                                                    --------  -------  --------
Net Income to Common Stock........................  $    723   $  396  $    412
                                                    ========  =======  ========

 (The accompanying notes to financial statements are an integral part of these statements of income.)

                                                                     SCHEDULE I
                                                                    (CONTINUED)

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 TENNECO INC.

                           STATEMENTS OF CASH FLOWS

                                                           (MILLIONS)
                                                    YEARS ENDED DECEMBER 31,
                                                   -----------------------------
                                                     1995      1994      1993
                                                   --------  ---------  --------
Operating Activities:
 Income from continuing operations...............  $    489  $     503  $   463
 Adjustments to reconcile income from continuing
  operations to net cash provided (used) by
  operating activities--
   Deferred income taxes.........................        41        (16)      20
   Equity in net income of affiliates, net of
    cash dividends...............................      (511)      (671)    (597)
   Changes in components of working capital--
    (Increase) decrease in receivables...........       100         57      200
    Increase (decrease) in payables..............       536         50      (27)
    Increase (decrease) in taxes accrued.........        --         --      (19)
    Increase (decrease) in interest accrued......        --         --       (7)
   Other.........................................         5         19      (18)
                                                   --------  ---------  -------
Net cash provided (used) by operating activities.       660        (58)      15
                                                   --------  ---------  -------
Investing Activities:
 Net proceeds related to the sale of discontinued
  operations.....................................       392         --       --
 Investment in affiliated companies and other....    (1,572)    (2,603)    (224)
                                                   --------  ---------  -------
Net cash used by investing activities............    (1,180)    (2,603)    (224)
                                                   --------  ---------  -------
Financing Activities:
 Issuance of common, treasury and SECT shares....       102        188    1,234
 Purchase of common stock........................      (655)       (26)      (7)
 Redemption of preferred stock...................       (20)       (20)     (30)
 Issuance of long-term debt......................       594         --       --
 Retirement of long-term debt--
   Note payable to Tenneco France Finance S.A. ..        --       (160)      --
   Other.........................................       (19)      (150)    (256)
 Net increase in advances from affiliated
  companies......................................       170        195       --
 Net increase (decrease) in short-term debt
  excluding current
  maturities on long-term debt--
   Notes payable to affiliated companies.........      (384)       (64)    (615)
   Demand notes payable to affiliated companies..       626      3,009      243
   Commercial paper..............................       341         10       (1)
   Other.........................................        51         (3)     (52)
 Dividends (common and preferred)................      (286)      (318)    (307)
                                                   --------  ---------  -------
Net cash provided by financing activities........       520      2,661      209
                                                   --------  ---------  -------
Increase (Decrease) in Cash and Temporary Cash
 Investments.....................................        --         --       --
Cash and Temporary Cash Investments, January 1...        --         --       --
                                                   --------  ---------  -------
Cash and Temporary Cash Investments, December 31
 (Note)..........................................  $     --  $      --  $    --
                                                   ========  =========  =======
Cash paid during the year for interest...........  $    622  $     433  $   304
Cash paid during the year for income taxes (net
of refunds)......................................  $   (244) $    (123) $    99

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

  Tenneco Inc.'s pre-tax earnings (loss) from continuing operations (excluding equity in net income from continuing operations of affiliated companies) for the years 1995, 1994 and 1993 are principally domestic. The differences between the U.S. income tax benefit, reflected in the Statements of Income, of $207 million, $109 million and $80 million for the years 1995, 1994 and 1993 and the income tax expense, computed based on pre-tax income from continuing operations at the U.S. federal income tax rates, of $99 million, $138 million and $134 million, respectively, consisted principally of the tax effect of equity in net income from continuing operations of affiliated companies in each of the three years and permanent differences on the sale of businesses in 1994.

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

                                                                    SCHEDULE II

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                  (MILLIONS)

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

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
 Assets to Which it
  Applies:
  Year Ended December 31,
   1995..................    $44        $46        $ 9        $26       $73
                             ===        ===        ===        ===       ===
  Year Ended December 31,
   1994..................    $54        $13        $ 2        $25       $44
                             ===        ===        ===        ===       ===
  Year Ended December 31,
   1993..................    $35        $35        $ 3        $19       $54
                             ===        ===        ===        ===       ===

- --------

Note: For 1995, 1994 and 1993, includes uncollectible accounts written off, net of recoveries on accounts previously written off.

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

                                   EXHIBITS

  The exhibits listed below are filed with this Form 10K/A Amendment:

    11 --Computation of Earnings (Loss) Per Share of Common Stock
    12 --Computation of Ratio of Earnings to Fixed Charges
    23 --Consent of Arthur Andersen LLP, Independent Public Accountants for
        Tenneco Inc.
    27 --Financial Data Schedules

  The following exhibits were filed with Tenneco Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, or incorporated therein by reference, at the time such Report was originally filed on February 14, 1996 (exhibits designated by an asterisk were filed with the Report; all other exhibits were incorporated by reference):

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

    10(b)(4) --Asset Purchase Agreement, dated as of October 1, 1995, among
              Mobil Oil Corporation, Mobil Chemical Canada Limited and Tenneco
              Inc. (Exhibit 2 to Current Report on Form 8-K, dated November
              17, 1995, of Tenneco Inc., File No. 1-9864).
    10(c)(1) --Employment Agreement dated June 29, 1992, between Stacy S. Dick and Tenneco Inc. (Exhibit 10(c)(3) to Form 10-K for the fiscal year ended December 31, 1993, File No.
              1-9864).
    10(c)(2) --Employment Agreement dated March 12, 1992, between Dana G. Mead and Tenneco Inc. (Exhibit 10(c)(2) to Form 10-K for the fiscal year ended December 31, 1993, File
              No. 1-9864).
    10(c)(3) --Employment Agreement dated December 3, 1993, between Paul T.
              Stecko and Tenneco Inc. (Exhibit 10(c)(5) to Form 10-K for the
              year ended December 31, 1993, File
              No. 1-9864).
    10(c)(4) --Agreement dated September 9, 1992, between Theodore R. Tetzlaff and Tenneco Inc. (Exhibit 10(c)(6) to Form 10-K for the fiscal year ended December 31, 1993, File No. 1-9864).
   *11       --Computation of Earnings (Loss) Per Share of Common Stock.
   *12       --Computation of Ratio of Earnings to Fixed Charges.
    13       --None.
    16       --None.
    18       --None.
   *21       --List of Subsidiaries and Affiliates of Tenneco Inc.
    22       --None.
   *23       --Consent of Arthur Andersen LLP, Independent Public Accountants
              for Tenneco Inc.
   *24       --Powers of Attorney of the following directors of Tenneco Inc.:
             Mark Andrews
             W. Michael Blumenthal
             M. Kathryn Eickhoff
             Peter T. Flawn
             Henry U. Harris, Jr.
             Belton K. Johnson
             John B. McCoy
             Joseph J. Sisco
             William L. Weiss
             Clifton R. Wharton, Jr.
   *27       --Financial Data Schedule.
    28       --None.
    99       --None.

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

                                          Tenneco Inc.

                                                 Robert T. Blakely
                                          By __________________________________

                                           Executive Vice President and Chief
                                                 Financial Officer

Date: August 27, 1996

                                                                     EXHIBIT 11

                  TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

           COMPUTATION OF EARNINGS (LOSS) PER SHARE OF COMMON STOCK

                                            (MILLIONS EXCEPT SHARE AMOUNTS)
                                               YEARS ENDED DECEMBER 31,
                                          ------------------------------------
                                             1995        1994         1993
                                          ----------- -----------  -----------
COMPUTATION FOR STATEMENTS OF INCOME
 Primary Earnings Per Share (average
  shares outstanding):
  Income from continuing operations...... $       489 $       503  $       463
  Income (loss) from discontinued opera-
   tions, net of income tax..............         246         (51)         (12)
                                          ----------- -----------  -----------
  Income before extraordinary loss.......         735         452          451
  Extraordinary loss, net of income tax..          --          (5)         (25)
                                          ----------- -----------  -----------
  Income before cumulative effect of
   change in accounting principle........         735         447          426
  Cumulative effect of change in ac-
   counting principle, net of income
   tax...................................          --         (39)          --
                                          ----------- -----------  -----------
  Net income ............................         735         408          426
  Preferred stock dividends..............          12          12           14
                                          ----------- -----------  -----------
  Net income to common stock............. $       723 $       396  $       412
                                          =========== ===========  ===========
  Average shares of common stock out-
   standing (a)(b)....................... 173,995,941 180,084,909  168,772,852
                                          =========== ===========  ===========
  Earnings (loss) per average share of
   common stock:
    Continuing operations................ $      2.75 $      2.72  $      2.66
    Discontinued operations..............        1.41        (.27)        (.07)
    Extraordinary loss...................          --        (.03)        (.15)
    Cumulative effect of change in ac-
     counting principle..................          --        (.22)          --
                                          ----------- -----------  -----------
                                          $      4.16 $      2.20  $      2.44
                                          =========== ===========  ===========
ADDITIONAL COMPUTATIONS(C)
 Net income to common stock, per above... $       723 $       396  $       412
                                          =========== ===========  ===========
 Primary Earnings Per Share (including
  common stock equivalents):
  Average shares of common stock out-
   standing (a)(b)....................... 173,995,941 180,084,909  168,772,852
  Incremental common shares applicable
   to common stock options based on the
   common stock daily average market
   price during the year.................      64,329      74,087       38,171
  Incremental common shares applicable
   to performance units based upon the
   attainment of specified goals.........      27,625          --           --
                                          ----------- -----------  -----------
  Average common shares, as adjusted..... 174,087,895 180,158,996  168,811,023
                                          =========== ===========  ===========
  Earnings (loss) per average share of
   common stock (including common
   stock equivalents):
    Continuing operations................ $      2.75 $      2.72  $      2.66
    Discontinued operations..............        1.41        (.27)        (.07)
    Extraordinary loss...................          --        (.03)        (.15)
    Cumulative effect of change in ac-
     counting principle..................          --        (.22)          --
                                          ----------- -----------  -----------
                                          $      4.16 $      2.20  $      2.44
                                          =========== ===========  ===========
Fully Diluted Earnings Per Share:
  Average shares of common stock out-
   standing (a)(b)....................... 173,995,941 180,084,909  168,772,852
  Incremental common shares applicable
   to common stock options based on the
   more dilutive of the common stock
   ending or average market price during
   the year..............................      94,418      75,223      106,901
  Average common shares issuable assum-
   ing conversion of Tenneco Inc. 10%
   loan stock............................          --      41,356       42,663
  Incremental common shares applicable
   to performance units based upon the
   attainment of specified goals.........      27,625          --           --
                                          ----------- -----------  -----------
  Average common shares assuming full
   dilution.............................. 174,117,984 180,201,488  168,922,416
                                          =========== ===========  ===========
  Fully diluted earnings (loss) per av-
   erage share, assuming conversion of
   all applicable securities:
    Continuing operations................ $      2.75 $      2.72  $      2.66
    Discontinued operations..............        1.41        (.27)        (.07)
    Extraordinary loss...................          --        (.03)        (.15)
    Cumulative effect of change in ac-
     counting principle..................          --        (.22)          --
                                          ----------- -----------  -----------
                                          $      4.16 $      2.20  $      2.44
                                          =========== ===========  ===========

- --------
Notes: (a) In 1992, 12,000,000 shares of common stock were issued to the Tenneco Inc. Stock Employee Compensation Trust ("SECT"). Shares of common stock issued to a related trust are not considered to be outstanding in the computation of average shares of common stock until the shares are utilized to fund the obligations for which the trust was established. During each of the years ended December 31, 1995, 1994 and 1993, the SECT utilized 2,697,770, 2,464,721 and 2,479,425 shares, respectively.
(b) For purposes of computing earnings per share, Series A preferred stock was converted into common stock under the Contingent Share method. The above computation includes 8,935,175 shares of Series A preferred stock which were converted into 17,342,763 shares of common stock. In December 1994, all of the outstanding shares of Series A preferred stock were converted into Tenneco Inc. common stock. The inclusion of Series A preferred stock in the computation of earnings per share was antidilutive for the years and certain quarters in 1994 and 1993.
(c) These calculations are submitted in accordance with Securities and Exchange Commission requirements although not required by Accounting Principles Board Opinion No. 15 because they result in dilution of less than 3%.

                                                                      EXHIBIT 12

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

              COMBINED WITH 50% OWNED UNCONSOLIDATED SUBSIDIARIES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                             (DOLLARS IN MILLIONS)

                                               YEARS ENDED DECEMBER 31,
                                          -------------------------------------
                                           1995    1994    1993   1992    1991
                                          ------  ------  ------ ------  ------
Income (loss) from continuing
 operations.............................  $  489  $  503  $  463 $  532  $  520
Add:
 Interest...............................     425     381     349    321     326
 Portion of rentals representative of
  interest factor.......................      59      56      55     53      50
 Preferred stock dividend requirements
  of majority-owned subsidiaries........      22      --      --     --      --
 Income tax expense and other taxes on
  income................................     279     249     298    282     259
 Amortization of interest capitalized
  applicable to nonutility companies....       5       4       4      2       1
 Interest capitalized applicable to
  utility companies.....................       2       1       1      2       4
 Undistributed (earnings) losses of
  affiliated companies in which less
  than a 50% voting interest is owned...      (9)     (3)      3     (3)     (4)
                                          ------  ------  ------ ------  ------
    Earnings as defined.................  $1,272  $1,191  $1,173 $1,189  $1,156
                                          ======  ======  ====== ======  ======
Interest................................  $  425  $  381  $  349 $  321  $  326
Interest capitalized....................       9       4       3      6      20
Portion of rentals representative of
 interest factor........................      59      56      55     53      50
Preferred stock dividend requirements of
 majority-owned subsidiaries on a pretax
 basis..................................      30      --      --     --      --
                                          ------  ------  ------ ------  ------
    Fixed charges as defined............  $  523  $  441  $  407 $  380  $  396
                                          ======  ======  ====== ======  ======
Ratio of earnings to fixed charges......    2.43    2.70    2.88   3.13    2.92
                                          ======  ======  ====== ======  ======