Form 10-Q
period 1997-03-31
EL PASO TENNESSEE PIPELINE CO
filed 1997-05-14
CIK 823549

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q
(MARK ONE)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-9864

                             ---------------------

                         EL PASO TENNESSEE PIPELINE CO.
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      76-0233548
         (State or Other Jurisdiction                         (I.R.S. Employer
      of Incorporation or Organization)                     Identification No.)

         EL PASO ENERGY BUILDING
        1001 LOUISIANA, HOUSTON, TEXAS                             77002
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                               OUTSTANDING
                -----                               -----------
Common Stock, par value $.01 per
  share, as of May 12, 1997                         1,000 shares

================================================================================

                                    GLOSSARY

     The following abbreviations, acronyms, or defined terms used in this Form 10-Q are defined below:

                                                    DEFINITIONS
                                                    -----------
Company...................  El Paso Tennessee Pipeline Co. and its subsidiaries
Court of Appeals..........  United States Court of Appeals for the District of Columbia
                            Circuit
Distributions.............  Various intercompany transfers and distributions which restructured, divided and separated the businesses, assets and liabilities of Old Tenneco and its subsidiaries so that all the assets, liabilities and operations related to the
                            automotive parts, packaging and administrative services
                            businesses and the shipbuilding businesses were spun-off to
                            Old Tenneco's then existing common stockholders.
EPG.......................  El Paso Natural Gas Company, unless the context otherwise requires
EPTPC.....................  El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), an indirect subsidiary of El Paso Natural Gas Company
FERC......................  The Federal Energy Regulatory Commission
GSR.......................  Gas supply realignment
Merger....................  The acquisition of El Paso Tennessee Pipeline Co. by El Paso
                            Natural Gas Company in December 1996
New Tenneco...............  Tenneco Inc., subsequent to the Merger and Distributions, consisting of the automotive parts, packaging and
                            administrative services businesses
Old Tenneco...............  Tenneco Inc. (renamed El Paso Tennessee Pipeline Co.), prior to its acquisition by El Paso Natural Gas Company
PCB(s)....................  Polychlorinated-biphenyl(s)
PRP(s)....................  Potentially responsible party(ies)
SFAS......................  Statement of Financial Accounting Standards
TGP.......................  Tennessee Gas Pipeline Company, a wholly owned subsidiary of
                            El Paso Tennessee Pipeline Co.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         EL PASO TENNESSEE PIPELINE CO.

                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                          FIRST QUARTER
                                                              -------------------------------------
                                                                    1997                 1996
                                                              ----------------      ---------------
                                                              POST-ACQUISITION      PRE-ACQUISITION
                                                                CONSOLIDATED           COMBINED
Operating revenues..........................................        $689                 $754
                                                                  ------                 ----
Operating expenses..........................................
  Cost of gas and other products............................         463                  486
  Operation and maintenance.................................          92                  130
  Finance charges...........................................          --                   17
  Depreciation, depletion, and amortization.................          43                   41
  Taxes, other than income taxes............................          15                   17
                                                                  ------                 ----
                                                                     613                  691
                                                                  ------                 ----
Operating income............................................          76                   63
                                                                  ------                 ----
Other (income) and expense
  Interest and debt expense.................................          35                   35
  Gain on sale of assets, net...............................          --                  (42)
  Other -- net..............................................          (8)                 (11)
                                                                  ------                 ----
                                                                      27                  (18)
                                                                  ------                 ----
Income before income taxes..................................          49                   81
Income taxes................................................          19                   32
                                                                  ------                 ----
Net income..................................................        $ 30                 $ 49
                                                                  ======                 ====

 The accompanying Notes are an integral part of these Consolidated and Combined
                             Financial Statements.

                         EL PASO TENNESSEE PIPELINE CO.

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                               MARCH 31,
                                                                 1997        DECEMBER 31,
                                                              (UNAUDITED)        1996
                                                              -----------    ------------
Current assets
  Cash and temporary investments............................    $   25          $   14
  Accounts and notes receivable, net........................       821             956
  Inventories...............................................        35              42
  Deferred income tax benefit...............................        40              67
  Other.....................................................       236             218
                                                                ------          ------
          Total current assets..............................     1,157           1,297
Property, plant, and equipment, net.........................     4,196           3,952
Other.......................................................       411             506
                                                                ------          ------
          Total assets......................................    $5,764          $5,755
                                                                ======          ======
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................    $  580          $  578
  Short-term borrowings (including current maturities of
     long-term debt)........................................       532             715
  Note payable to EPG.......................................       125             170
  Accrual for regulatory issues.............................        --             167
  Other.....................................................       387             356
                                                                ------          ------
          Total current liabilities.........................     1,624           1,986
                                                                ------          ------
Long-term debt, less current maturities.....................     1,134           1,150
                                                                ------          ------
Deferred income taxes, less current portion.................       936             769
                                                                ------          ------
Other.......................................................       657             616
                                                                ------          ------
Commitments and contingent liabilities (See Note 2)

Stockholders' equity
  Preferred stock, 20,000,000 shares authorized;
     Series A, par value $0.01 per share; 6,000,000 shares
      issued; stated at liquidation value...................       300             296
     Series B, par value $0.01 per share; 3,036,600 shares
      issued; stated at liquidation value...................       152              --
  Common stock, par value $0.01 per share; authorized 1,000
     shares; issued 1,000 shares............................        --              --
  Additional paid-in capital................................       938             938
  Retained earnings.........................................        23              --
                                                                ------          ------
          Total stockholders' equity........................     1,413           1,234
                                                                ------          ------
          Total liabilities and stockholders' equity........    $5,764          $5,755
                                                                ======          ======

 The accompanying Notes are an integral part of these Consolidated and Combined
                             Financial Statements.

                         EL PASO TENNESSEE PIPELINE CO.

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                     FIRST QUARTER
                                                              ---------------------------
                                                                  1997           1996
                                                              ------------    -----------
                                                                 POST-           PRE-
                                                              ACQUISITION     ACQUISITION
                                                              CONSOLIDATED     COMBINED
Cash flows from operating activities
  Net income................................................    $    30          $  49
  Adjustments to reconcile net income to net cash provided
     by operating activities
     Depreciation, depletion, and amortization..............         43             41
     Deferred income taxes (benefit)........................         44            (69)
     Working capital changes................................         63           (705)
     Other..................................................        (24)            20
                                                                -------          -----
          Net cash provided by (used in) operating
            activities......................................        156           (664)
                                                                -------          -----
Cash flows from investing activities
  Capital expenditures......................................        (16)           (55)
  Increase in cash funding to EPG...........................        (84)            --
  Collection of note receivable from partnership............         53             --
  Net proceeds from disposal of businesses and assets.......          3            244
  Other.....................................................         --             14
                                                                -------          -----
          Net cash provided by (used in) investing
            activities......................................        (44)           203
                                                                -------          -----
Cash flows from financing activities
  Net proceeds from long-term debt issuance.................        883             --
  Net proceeds from Series B Preferred Stock issuance.......        150             --
  Revolving credit (repayments) borrowings..................     (1,083)            38
  Repayment of note payable to EPG..........................        (45)            --
  Issuance of Old Tenneco common and treasury shares........         --             18
  Purchase of Old Tenneco common stock......................         --            (61)
  Redemption of Old Tenneco preferred stock.................         --            (20)
  Preferred stock dividends paid............................         (6)           (81)
  Net cash contribution from affiliates.....................         --            468
                                                                -------          -----
          Net cash provided by (used in) financing
            activities......................................       (101)           362
                                                                -------          -----
Increase (decrease) in cash and temporary investments.......         11            (99)
Cash and temporary investments
          Beginning of period...............................         14            249
                                                                -------          -----
          End of period.....................................    $    25          $ 150
                                                                =======          =====

 The accompanying Notes are an integral part of these Consolidated and Combined
                             Financial Statements.

                         EL PASO TENNESSEE PIPELINE CO.

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The 1996 Annual Report on Form 10-K for the Company includes a summary of significant accounting policies and other disclosures and should be read in conjunction with this Form 10-Q. The condensed consolidated and combined financial statements at March 31, 1997, and for the quarters ended March 31, 1997, and 1996, are unaudited. The condensed consolidated balance sheet at December 31, 1996, is derived from audited financial statements. The Company has restated its historical financial statements for the quarter ended March 31, 1996, to reflect the Distributions. These financial statements do not include all disclosures required by generally accepted accounting principles. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year due to the cyclical nature of the Company's businesses. Financial statements for the previous periods include certain reclassifications which were made to conform to current presentation. Such reclassifications have no effect on reported net income or stockholders' equity.

2. COMMITMENTS AND CONTINGENCIES

  Rates and Regulatory Matters

     On February 28, 1997, TGP filed with FERC a proposed settlement of all issues related to the recovery by TGP of its GSR and other transition costs and related proceedings (the "GSR Stipulation and Agreement"). On April 16, 1997, FERC approved the settlement and TGP implemented the settlement on May 1, 1997. Under the terms of the GSR Stipulation and Agreement, TGP will be entitled to collect from customers a total of $770 million, of which approximately $625 million has been collected as of March 31, 1997. The remaining $145 million will be collected through a two-year demand transportation surcharge and an interruptible transportation surcharge. The terms of the GSR Stipulation and Agreement also provide for a rate case moratorium through November 2000 (subject to certain limited exceptions) and provide a rate cap, indexed to inflation, through October 31, 2005, for certain of TGP's customers.

     In January 1995, FERC accepted TGP's rate case filed in December 1994, suspended its effectiveness for the maximum period of five months pursuant to the normal regulatory process, and set the matter for hearing. On July 1, 1995, TGP began collecting rates, subject to refund, reflecting an $87 million increase in TGP's annual revenue requirement. A stipulation was filed with an Administrative Law Judge in this proceeding in April 1996. This stipulation resolves the rates that are the subject of the December 1994 rate case, including a structural rate design change that results in a larger proportion of TGP's transportation revenues being dependent upon throughput. In October 1996, FERC approved the stipulation with certain modifications and clarifications which are not material. In January 1997, FERC issued an order denying requests for rehearing of the October 1996 order. Under the stipulation agreement, TGP's refund obligation was approximately $185 million, inclusive of interest, of which $152 million was refunded to customers in March 1997 with the remaining $33 million offset against GSR recoveries per customer election. TGP had provided for these rate refunds. One party to the rate proceeding, a competitor of TGP, filed with the Court of Appeals a Petition for Review of the FERC orders approving the stipulation. The Company believes the FERC orders will be upheld.

  Environmental Matters

     As of March 31, 1997, the Company had a reserve of approximately $205 million related to the environmental assessments and remediation activities discussed below.

     Since 1988, TGP has been engaged in an internal project to identify and deal with the presence of PCBs and other substances of concern, including substances on the United States Environmental Protection Agency List of Hazardous Substances, at compressor stations and other facilities operated by both its interstate and intrastate natural gas pipeline systems. While there are still uncertainties relating to the ultimate costs which may be incurred, based upon the Company's evaluation and experience to date, the Company believes that the recorded estimate for the reserve is adequate.

     Following negotiations with its customers, TGP in May 1995 filed with FERC a separate Stipulation and Agreement (the "Environmental Stipulation") that established a mechanism for recovering a substantial portion of the environmental costs. In November 1995, FERC issued an order approving the Environmental Stipulation. Although one shipper filed for rehearing, FERC denied rehearing of its order in February 1996. This shipper filed a Petition of Review in April 1996 in the Court of Appeals; TGP believes the FERC order approving the Environmental Stipulation will be upheld on appeal. The Environmental Stipulation, which was effective July 1, 1995, had no material effect on the Company's financial position or results of operations. As of March 31, 1997, a balance of $43 million remains to be collected.

     The Company and certain of its subsidiaries have been designated, have received notice that they could be designated, or have been asked for information to determine whether they could be designated as a PRP with respect to 27 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or state equivalents. The Company has sought to resolve its liability as a PRP with respect to these Superfund sites through indemnification by third parties and/or settlements which provide for payment of the Company's allocable share of remediation costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, the Company's estimate of its share of remediation costs could change. Moreover, liability under the federal Superfund statute is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs has been considered, where appropriate, in its determination of its estimated liability as described herein. The Company presently believes that the costs associated with the Superfund sites referenced above will not have a materially adverse effect on the Company's financial position or results of operations.

     In addition, the Company has identified a number of formerly owned or leased sites, and certain other sites associated with its discontinued operations, where environmental remediation may be required. The Company presently believes that the costs to remediate these sites will not have a materially adverse effect on its financial position or results of operations.

  Legal Proceedings

     In July 1996, TGP was served with a complaint in the matter of Jack J. Grynberg v. Alaska Pipeline Co., et al., filed in the U.S. District Court for the District of Columbia (the "Court"). The plaintiff filed this action under the False Claims Act against most interstate pipelines and others alleging that the defendants mismeasured natural gas produced from federal and Indian land, which deprived the United States of royalties otherwise due it. Among other things, the plaintiff sought to recover unspecified treble damages on behalf of the United States. The plaintiff also sought to recover his finder's fee and attorneys' fees. In response to motions filed by most defendants, the Court, on March 27, 1997, issued an order dismissing the complaint without prejudice because the defendants had not been properly joined and because the complaint did not plead fraud with the requisite specificity. TGP cannot predict what action the plaintiff will take in response to the Court's order. Based on information available at this time, TGP does not believe that the ultimate resolution of this matter will have a materially adverse effect on the Company's financial position or results of operations.

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

3. FINANCING TRANSACTIONS

     The Company had short-term borrowings at March 31, 1997 and December 31, 1996, of $517 million and $700 million, respectively.

     At December 31, 1996, EPTPC had an additional $900 million outstanding under its credit facility which was classified as long-term debt.

     In March 1997, TGP closed the sale of $300 million aggregate principal of 7 1/2% debentures due 2017, $300 million aggregate principal of 7% debentures due 2027, and $300 million aggregate principal of 7 5/8% debentures due 2037. Proceeds of approximately $883 million, net of issuance costs, were used to repay a portion of EPTPC's credit facility and for general corporate purposes.

4. PREFERRED STOCK

     In March 1997, EPTPC authorized and issued to EPG 3,036,600 shares of Series B Preferred Stock. The Series B Preferred Stock is not convertible into shares of any other class or series of stock of the Company and it has no maturity date. The holder of the Series B Preferred Stock is entitled to receive cash dividends payable quarterly at the rate of 8 1/2 percent of the stated value of $50 per share. On or after December 31, 2001, the Series B Preferred Stock is redeemable at the option of EPTPC, in whole or in part, upon not less than 30 days' notice at a redemption price of $50 per share, plus unpaid dividends. Proceeds of approximately $150 million were used to pay down EPTPC's credit facility.

5. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at March 31, 1997, and December 31, 1996, consisted of the following:

                                                               1997       1996
                                                              ------     ------
                                                                (IN MILLIONS)
Property, plant, and equipment, at cost.....................  $2,419     $2,371
Less accumulated depreciation and depletion.................      33         --
                                                              ------     ------
                                                               2,386      2,371
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................   1,810      1,581
                                                              ------     ------
          Total property, plant, and equipment, net.........  $4,196     $3,952
                                                              ======     ======

     The increase in additional acquisition cost assigned to plant is a result of the Company's continuing efforts to evaluate the fair market value of the assets and liabilities acquired in conjunction with the Merger.

6. INVENTORIES

     Inventories at March 31, 1997, and December 31, 1996, consisted of the following:

                                                               1997       1996
                                                              ------     ------
                                                                (IN MILLIONS)
Materials and supplies......................................  $   19     $   19
Gas in storage..............................................      16         23
                                                              ------     ------
                                                              $   35     $   42
                                                              ======     ======

     Materials and supplies and gas in storage are valued at the lower of cost or market, with cost determined using the average cost method.

7. ACCOUNTING FOR REGULATED OPERATIONS

     The Company's businesses that are subject to the regulations and accounting requirements of FERC have followed the accounting requirements of SFAS No. 71, Accounting for the Effects off Certain Types of Regulation, which accounting methods may differ from those used by non-regulated entities. Changes in the regulatory and economic environment may, at some point in the future, create circumstances in which the application of regulatory accounting principles would no longer be appropriate. During the first quarter of 1997, FERC approved TGP's GSR Stipulation and Agreement (discussed previously in Rates and Regulatory Matters of Note 2). The Company is currently evaluating the impact the FERC approval may have on the continued application of regulatory accounting principles. If these accounting principles should no longer be applied, an amount would be charged to earnings as an extraordinary item. At March 31, 1997, this amount was estimated to be approximately $62 million, net of income taxes. Any potential charge would be non-cash and would not have a direct effect on the regulated companies' ability to seek recovery of the underlying deferred costs in their future rate proceedings or on their ability to collect the rates set thereby.

8. RECENT PRONOUNCEMENTS

  Earnings per share

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which establishes new guidelines for calculating earnings per share. This pronouncement applies only to entities with publicly held common stock and, therefore, does not apply to EPTPC.

  Capital structure

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 129, Disclosure of Information about Capital Structure, which consolidates capital structure reporting requirements previously required by other accounting standards. This pronouncement, which will become effective for reporting periods ending after December 15, 1997, will have no impact on the Company's disclosure of capital structure information.

  Other

     The Company adopted SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, and Statement of Position No. 96-1, Environmental Remediation Liabilities, effective January 1, 1997. These pronouncements did not have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7 and 8, in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, in addition to the interim consolidated financial statements and accompanying notes presented in Item 1 of this Form 10-Q.

                             RESULTS OF OPERATIONS

FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996

  Regulated Operations

                                                                     FIRST QUARTER
                                                          ------------------------------------
                                                                1997                1996
                                                          ----------------     ---------------
                       IN MILLIONS                        POST-ACQUISITION     PRE-ACQUISITION
                       -----------                          CONSOLIDATED          COMBINED
Operating revenues.......................................       $215                $213
Operating expenses.......................................        135                 142
                                                              ------                ----
Operating income.........................................       $ 80                $ 71
                                                              ======                ====

     Operating revenues for the quarter ended March 31, 1997, were $2 million higher than for the same period of 1996. The increase was primarily due to new system rates on TGP which went into effect November 1, 1996.

     Operating expenses for the quarter ended March 31, 1997, were $7 million lower than for the same period in 1996, primarily due to lower labor and benefit costs attributable to a reduction in staffing levels which occurred throughout the latter half of 1996, as well as lower legal costs and operating and maintenance costs. The decrease in operating expenses was partially offset by an increase in depreciation expense as a result of the amortization of additional acquisition cost assigned to utility plant.

  Non-Regulated Operations

                                                                     FIRST QUARTER
                                                          -----------------------------------
                                                                1997               1996
                                                          ----------------    ---------------
                      IN MILLIONS                         POST-ACQUISITION    PRE-ACQUISITION
                      -----------                           CONSOLIDATED         COMBINED
Gathering and treating margin..........................         $  2               $  3
Processing margin......................................            3                  1
Marketing margin.......................................            8                  8
Other..................................................           --                 42
                                                              ------               ----
          Total gross margin...........................           13                 54
Operating expenses.....................................           17                 62
                                                              ------               ----
Operating loss.........................................         $ (4)              $ (8)
                                                              ======               ====

     Total gross margin (revenue less cost of sales) and operating expense were both lower for the quarter ended March 31, 1997, than for the same quarter of 1996 primarily due to the discontinuance of Tenneco Credit Corporation (now renamed El Paso Energy Credit Corporation) activities and the sale of certain businesses in the fourth quarter of 1996. These sales included the sale of EPTPC's oil and gas exploration, production and financing unit, formerly known as Tenneco Ventures, and 70 percent of EPTPC's interests in two natural gas pipeline systems in Australia. Following the sale, the Australian natural gas pipelines operations were accounted for by the equity method.

  Other Income and Expense

     Other expense for the quarter ended March 31, 1997, was $45 million higher than for the same period of 1996. The increase was due primarily to the recognition of a deferred gain on the sale of certain investments in 1996, a gain on the sale of the Company's 50 percent general partnership interest in Tenneco Mobile Bay Gathering Co. in February 1996, and a reduction in equity income from unconsolidated subsidiaries and other income in 1997.

                        LIQUIDITY AND CAPITAL RESOURCES

  Cash From Operating Activities

     Net cash provided by operating activities was $156 million for the quarter ended March 31, 1997, compared to $664 million net cash used in operating activities for the same period of 1996. The increase was due primarily to an income tax refund in 1997, higher tax payments in 1996, a reduction in the level of trade receivables sold in 1996, and other working capital changes. The increase was partially offset by a rate refund made to TGP's customers in the first quarter of 1997.

  Cash From Investing Activities

     Net cash used in investing activities was $44 million for the quarter ended March 31, 1997, compared to $203 million net cash provided by investing activities for the same period of 1996. The decrease was due primarily to the net proceeds received in the first quarter of 1996 from the sale of the Company's 50 percent interest in Kern River Gas Transmission Company. The decrease was partially offset by a collection of a note receivable from the Company's partnership in a 103 megawatt cogeneration plant near Bartow, Florida and a reduction in capital expenditures during 1997. Capital expenditures were higher in the first quarter of 1996 due to the construction of the Australian pipeline.

     Future funding for capital expenditures, acquisitions, and other investing expenditures are expected to be provided by internally generated funds, available credit facilities and/or contributions from EPG.

  Cash From Financing Activities

     Net cash used in financing activities was $101 million for the quarter ended March 31, 1997, compared to $362 million of net cash provided by financing activities for the same period of 1996. The decrease was primarily a result of increased credit facility repayments from the proceeds received from TGP's debt offering and EPTPC's Series B Preferred Stock offering in the first quarter of 1997 and a net cash contribution from affiliates in the first quarter of 1996.

     Future funding for long-term debt retirements, dividends, and other financing expenditures will be provided by internally generated funds, available credit facilities and/or contributions from EPG.

                         COMMITMENTS AND CONTINGENCIES

  Rates and Regulatory Matters

     See Part I, Financial Information, Note 2, which is incorporated herein by reference.

  Legal Proceedings

     See Part I, Financial Information, Note 2, which is incorporated herein by reference.

  Environmental Matters

     See Part I, Financial Information, Note 2, which is incorporated herein by reference.

                                     OTHER

  Future Projects

     Hungary Project. The Company's acquisition of a 50 percent controlling interest in an operating 70 megawatt power plant located in Dunaujvaros, Hungary, is now scheduled to close in the second quarter of 1997.

     Eastern Express Project. The Eastern Express Project involves expansion of TGP's system at an estimated cost of up to $400 million. At this time, preliminary plans call for adding compression, pipeline looping and an approximate 35-mile pipeline segment extension to the Leidy market hub located near central Pennsylvania. The final design of the project will be based on the results of an open season being held through June 16, 1997, the results of a separate capacity turn back open season, and the execution of precedent agreements.

  Purchase Price Allocation

     The Company is continuing to evaluate the fair market value of the assets and liabilities acquired in conjunction with the Merger. Management believes that the final adjustments to the purchase price allocation will not have a material impact on the Company's financial position or results of operations.

  Accounting for Regulated Operations

     EPTPC's interstate pipelines are subject to the regulations and accounting procedures of FERC, and therefore, continue to follow the reporting and accounting requirements of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. For a further discussion, see Part I, Financial Information, Note 7, which is incorporated herein by reference.

  Recent Pronouncements

     See Part I, Financial Information, Note 8, which is incorporated by reference herein.

      CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF
             THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that, while such assumptions or bases are believed to be reasonable and are made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate" and similar expressions may identify forward-looking statements.

     Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the
Company:

  Highly Competitive Industry

     The ability to maintain or increase current transmission, gathering, processing, and sales volumes, or to remarket unsubscribed capacity, can be subject to the impact of future weather conditions, including those that favor other alternative energy sources, price competition; drilling activity and supply availability; and service competition. Future profitability also may be affected by the Company's ability to compete with the services offered by other energy enterprises which may be larger, offer more services, and possess greater resources. The ability of TGP to negotiate new contracts and to renegotiate existing contracts (70 percent of which are expiring over the next four years, principally in November 2000) could be adversely affected by the proposed construction of additional pipeline capacity in the Northeast U.S., reduced demand due to higher gas prices, the availability of alternative energy sources, and other factors that are not within its control.

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

  Acquisitions and Investments

     Opportunities for growth through acquisitions and investments in joint ventures, and future operating results and the success of acquisitions and joint ventures within and outside the U.S. may be subject to the effects of, and changes in, U.S. and foreign trade and monetary policies, laws and regulations, political and economic developments, inflation rates, and the effects of taxes and operating conditions. Activities in areas outside the U.S. also are subject to the risks inherent in foreign operations, including loss of revenue, property and equipment as a result of hazards such as expropriation, nationalization, wars, insurrection and other political risks, and the effects of currency fluctuations and exchange controls. Such legal and regulatory delays and other unforeseeable obstacles may be beyond the Company's control or ability to manage.

  Potential Environmental Liabilities

     The Company may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulation and enforcement polices thereunder, and claims for damages to property, employees, other persons and the environment resulting from current or discontinued operations, could result in substantial costs and liabilities in the future.

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

  Potential Liabilities Related to the Merger

     The amount of the actual and contingent liabilities of EPTPC, which remained the liabilities of the Company after the Merger, could vary materially from the amount estimated by the Company, which was based upon assumptions which could prove to be inaccurate. If New Tenneco or Newport News Shipbuilding Inc. were unable or unwilling to pay their respective liabilities, a court could require the Company, under certain legal theories which may or may not be applicable to the situation, to assume responsibility for such obligations, which could have a material adverse effect on the Company.

  Uncertainty Surrounding Integration of Operations

     The Company has begun to integrate the business and operations of EPTPC and its subsidiaries to increase operating and administrative efficiency through consolidation and reengineering of facilities, workforce reductions and coordination of purchasing, sales and marketing activities. Management anticipates that the complementary interstate and intrastate pipeline operations and energy marketing activities of the combined company should provide increased operating flexibility and access to additional customers and markets, although the amount and timing of the realization of such benefits will depend upon the Company's ability to integrate successfully the businesses and operations of the companies, and the time period over which such integration is effected.

  Potential Federal Income Tax Liabilities

     In connection with the Merger and Distributions, the Internal Revenue Service issued a private letter ruling to Old Tenneco, in which the Internal Revenue Service ruled that for U.S. federal income tax purposes (i) the Distributions would be tax-free to Old Tenneco and, except to the extent cash was received in lieu of fractional shares, to its then existing stockholders,
(ii) the Merger would constitute a tax-free reorganization, and (iii) that certain other transactions effected in connection with the Merger and Distributions would be tax-free. If the Distributions were not to qualify as tax-free distributions, then a corporate level federal income tax would be assessed to the consolidated group of which Old Tenneco was the common parent. This corporate level federal income tax would be payable by EPTPC. Under certain limited circumstances, however, New Tenneco and Newport News Shipbuilding Inc. have agreed to indemnify EPTPC for a defined portion of such tax liabilities.

  Refinancing and Interest Rate Exposure Risks

     The business and operating results of the Company can be adversely affected by factors such as the availability or cost of capital, changes in interest rates, changes in the tax rates due to new tax laws, market perceptions of the natural gas industry or the Company, or credit ratings.

  Potential for Changes in Accounting Standards

     Authoritative generally accepted accounting principles or policy changes from such standard setting bodies as the Financial Accounting Standards Board, FERC, and the Securities and Exchange Commission may affect the Company's results of operations or financial position.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Financial Information, Note 2, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     Each exhibit identified below is filed as a part of this report.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
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

b. Reports on Form 8-K

          During the quarter ended March 31, 1997, EPTPC filed with the Securities and Exchange Commission the following Current Reports on Form 8-K:

          1. Current Report on Form 8-K/A dated January 21, 1997, amending its Current Report on Form 8-K dated December 26, 1996. In this report, EPTPC
     (i) described under Item 2 therein its acquisition by EPG and its disposition of certain assets in connection with such acquisition and (ii) filed under Item 7 therein pro forma financial statements.

          2. Current Report on Form 8-K dated March 21, 1997, in which EPTPC described under Item 5 therein its change in auditors from Arthur Andersen LLP to Coopers & Lybrand L.L.P.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EL PASO TENNESSEE PIPELINE CO.

Date: May 14, 1997                                 /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                 Senior Vice President and
                                                  Chief Financial Officer

Date: May 14, 1997                                /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                               Vice President and Controller

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER
        -------
           27             Financial Data Schedule