Form 10-K405
period 1997-12-31
EL PASO TENNESSEE PIPELINE CO
filed 1998-03-23
CIK 823549

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
(MARK ONE)

       [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                                                                  MARKET VALUE
         CLASS OF VOTING STOCK AND NUMBER OF SHARES                   HELD
          HELD BY NON-AFFILIATES AT MARCH 16, 1998              BY NON-AFFILIATES
          ----------------------------------------              -----------------
8 1/4% Cumulative Preferred Stock, Series A, 6,000,000
  shares                                                          $337,500,000*

---------------

* Based upon the closing price on the Composite Tape for the 8 1/4% Cumulative Preferred Stock, Series A, on March 16, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: El Paso Tennessee Pipeline Co.'s definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III.

================================================================================

                         EL PASO TENNESSEE PIPELINE CO.

                               TABLE OF CONTENTS

                                     CAPTION                             PAGE
                                     -------                             ----
Glossary...............................................................   ii

                                      PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................    7
Item 3.    Legal Proceedings...........................................    7
Item 4.    Submission of Matters to a Vote of Security Holders.........    8

                                     PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................    9
Item 6.    Selected Financial Data.....................................   10
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   11
           Risk Factors -- Cautionary Statement for Purposes of the
             "Safe Harbor" Provisions of the Private Securities
             Litigation Reform Act of 1995.............................   20
Item 7A.   Quantitative and Qualitative Disclosures About Market
             Risk......................................................   23
Item 8.    Financial Statements and Supplementary Data.................   24
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................   52

                                     PART III
Item 10.   Directors and Executive Officers of the Registrant..........   52
Item 11.   Executive Compensation......................................   52
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   52
Item 13.   Certain Relationships and Related Transactions..............   52

                                     PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................   53
           Signatures..................................................   56

                                    GLOSSARY

     The following abbreviations, acronyms, or defined terms used in this Form 10-K are defined below:

                                                                DEFINITION
                                                                ----------
ALJ...............................  Administrative Law Judge
BBtu/d............................  Billion British thermal units per day
Bcf(/d)...........................  Billion cubic feet (per day)
Company...........................  EPTPC and those subsidiaries owned directly or indirectly by EPTPC subsequent to the Distributions and Merger
Court of Appeals..................  United States Court of Appeals for the District of Columbia Circuit
Dakota............................  Dakota Gasification Company
East Tennessee....................  East Tennessee Natural Gas Company, a wholly owned subsidiary of
                                    TGP
EPA...............................  United States Environmental Protection Agency
EPECC.............................  El Paso Energy Credit Corporation, known as Tenneco Credit
                                    Corporation before the Merger
EPG...............................  El Paso Natural Gas Company
EPTPC.............................  El Paso Tennessee Pipeline Co. (formerly Tenneco Inc.), an indirect subsidiary of EPG
FERC..............................  the Federal Energy Regulatory Commission
GSR...............................  Gas supply realignment
ICA...............................  ICA Energy, Inc.
Iroquois..........................  Iroquois Gas Transmission System, L.P.
IRS...............................  Internal Revenue Service
Kern River........................  Kern River Gas Transmission Company
Midwestern........................  Midwestern Gas Transmission Company, a wholly owned indirect subsidiary of TGP
MMcf(/d)..........................  Million cubic feet (per day)
MMdth(/d).........................  Million decatherms (per day)
MW(s).............................  Megawatt(s)
NGLs..............................  Natural gas liquids
Old Tenneco.......................  Tenneco Inc. (renamed El Paso Tennessee Pipeline Co.), prior to the
                                    Distributions and Merger
PASA..............................  Pipeline Authority of South Australia
PCB(s)............................  Polychlorinated biphenyl(s)
PLN...............................  Perusahaan Listrik Negara, the Indonesian government owned electric utility
PRP(s)............................  Potentially Responsible Party(ies)
SEC...............................  Securities and Exchange Commission
Series A Preferred Stock..........  8 1/4% Cumulative Preferred Stock, Series A of EPTPC
Series B Preferred Stock..........  8 1/2% Cumulative Preferred Stock, Series B of EPTPC
Series C Preferred Stock..........  6 1/4% Cumulative Preferred Stock, Series C of EPTPC
SFAS..............................  Statement of Financial Accounting Standards
Tenneco Ventures..................  Tenneco Ventures Corporation and Tenneco Gas Production
                                    Corporation, collectively
TGP...............................  Tennessee Gas Pipeline Company, a wholly owned subsidiary of EPTPC
TransTexas........................  TransTexas Gas Corporation

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

                              REGULATED OPERATIONS

     The natural gas transmission segment is comprised of three interstate pipeline systems: the TGP system, the Midwestern system, and the East Tennessee system, collectively referred to as the Interstate System. The Interstate System totals approximately 16,300 miles of transmission pipeline.

     The TGP system. The TGP system consists of approximately 14,800 miles of pipeline with a design capacity of 5,490 MMcf/d. During 1997, TGP transported natural gas volumes averaging 87 percent of its capacity. The TGP system serves the northeast section of the U.S., including the New York City and Boston metropolitan areas. The multiple-line system begins in the gas-producing regions of Texas and Louisiana, including the Gulf of Mexico.

     The Midwestern system. The Midwestern system consists of approximately 400 miles of pipeline with a design capacity of 680 MMcf/d. During 1997, Midwestern transported natural gas volumes averaging approximately 65 percent of its capacity. The Midwestern system extends from a connection with the TGP system at Portland, Tennessee, to Chicago and principally serves the Chicago metropolitan area.

     The East Tennessee system. The East Tennessee system consists of approximately 1,100 miles of pipeline with a design capacity of 630 MMcf/d. During 1997, East Tennessee transported natural gas volumes averaging approximately 51 percent of its capacity. The East Tennessee system serves the states of Tennessee, Virginia and Georgia and connects with the TGP system in Springfield and Lobelville, Tennessee.

     Other. The Company owns a 17.8 percent interest in the Portland Natural Gas Transmission ("Portland") system which is developing a 292-mile interstate natural gas pipeline with a projected capacity of 178 MMcf/d extending from the Canadian border near Pittsburg, New Hampshire to Dracut, Massachusetts. Portland received its FERC certificate in September 1997, and is now awaiting approval from Canada's National Energy Board. Targeted completion is November 1998, at an estimated total cost of $366 million.

     From time to time, the Company holds open seasons in an effort to capitalize on pipeline expansion opportunities. Currently, TGP has announced the Eastern Express Project 2000 which will provide gas transportation for the growing markets in the northeast and mid-Atlantic regions of the United States. TGP has also announced the Express 500 Expansion Project which is being designed to meet the growing gas transportation demands in the Gulf of Mexico caused by the significant increases in deepwater production. The projects are designed to provide service to their markets beginning in the years 2000 and 1999, respectively.

  Regulatory Environment

     The Interstate System is subject to the jurisdiction of FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978.

     In the mid-1980s, FERC initiated a series of actions which ultimately had the effect of substantially removing interstate pipelines from the gas purchase and resale business and confining their role to transportation of gas owned by others. In Order No. 436, issued in 1985, FERC began this transition by requiring interstate pipelines to provide non-discriminatory access to their facilities for all transporters of natural gas. This requirement enabled consumers to purchase their own gas and have it transported on the interstate pipeline system, rather than purchase gas from the pipelines. The transition was completed with Order No. 636, issued in 1992, in which FERC required all interstate pipelines to "unbundle" their sales and transportation services so that the transportation services they provided to third parties would be "comparable" to the transportation services provided to gas owned by themselves. FERC's stated purpose was to ensure that the pipelines' monopoly over the transportation of natural gas did not distort the competition in the gas producer sales market, which had, by then, been essentially deregulated.

     One of the obstacles to this transition was the existence of long-term gas purchase contracts between pipelines and producers which required the pipelines to take or pay for a significant percentage of the gas the producer was capable of delivering. While FERC did not deal with this issue initially, it eventually adopted rate recovery procedures which facilitated negotiations between pipelines and producers to address take-or-pay issues. Such procedures were established in Order Nos. 500, 528 and 636, in the last of which FERC provided that pipelines could recover 100 percent of the costs prudently incurred to terminate their gas purchase obligations. In July 1996, the Court of Appeals issued its decision upholding, in large part, Order No. 636.

     In December 1994, TGP filed for a general rate increase with FERC and in April 1996, it filed a settlement resolving that proceeding. The settlement included a structural rate design change that results in a larger portion of TGP's transportation revenues being dependent upon throughput. In October 1996, FERC approved the stipulation with certain modifications and clarifications which are not material. In January 1997, FERC issued an order denying requests for rehearing of that order. One party, a competitor of TGP, filed with the Court of Appeals a Petition for Review of the FERC orders.

     For a further discussion of regulatory matters related to TGP, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5 of Item 8, Financial Statements and Supplementary Data.

  Markets and Competition

     The Interstate System faces varying degrees of competition from alternative energy sources, such as electricity, hydroelectric power, coal, and oil. The potential consequences of the proposed restructuring of the electric power industry are currently unclear. It may benefit the natural gas industry by creating more demand for gas turbine generated electric power, or it may hamper demand by allowing more effective use of surplus electric capacity through increased wheeling as a result of open access. At this time, the Company is not projecting a significant change in gas demand as a result of such restructuring.

     Customers of TGP include natural gas producers, marketers and end-users, as well as other gas transmission and distribution companies, none of which individually represents more than 10 percent of revenues on TGP's system. Substantially all of the revenues of TGP are generated under long-term gas transmission contracts. Contracts representing approximately 70 percent of TGP's firm transportation capacity will be expiring over the next three years, principally in November 2000. TGP is actively pursuing the renegotiation, extension and/or replacement of these contracts. Although TGP cannot predict how much capacity will be resubscribed, a majority of the expiring contracts cover service to northeastern markets, where there is currently little excess capacity. Several projects, however, have been proposed to deliver incremental volumes to these markets.

     In a number of key markets, TGP faces competitive pressure from other major pipeline systems, enabling local distribution companies and end-users to choose a supplier or switch suppliers based on the short-term price of gas and the cost of transportation. Competition among pipelines is particularly intense in TGP's supply areas, Louisiana and Texas. In some instances, TGP has had to discount its transportation rates in order to maintain market share. The renegotiation of TGP's expiring contracts may be impacted by the foregoing competitive factors.

                            NON-REGULATED OPERATIONS

  Field and Merchant Services

     Certain subsidiaries of EPTPC are engaged in the businesses of marketing natural gas and owning and operating approximately 1,300 miles of gathering and intrastate pipelines that serve the Texas Gulf Coast and West Texas markets.

     The merchant service business markets and trades natural gas, NGLs, power, crude and refined products, and participates in the development and ownership of domestic power generation projects. In the fourth quarter of 1997 and for the year, the Company marketed physical and financial gas volumes of over 9,500 BBtu/d and 6,600 BBtu/d, respectively.

     The Company provides a broad range of energy products and services, including supply aggregation, as well as transportation management and integrated price risk management. The Company maintains a diverse natural gas supplier and customer base serving producers, utilities (including local distribution companies and power plants), municipalities, and a variety of industrial and commercial end users. In 1997, the Company served over 400 producers/suppliers and approximately 2,000 sales customers in 26 states with transportation of gas supplies on 65 pipelines.

     Demand for natural gas products and services has primarily resulted from the effects of FERC Order No. 636, the commercialization of natural gas, and the intense competition within the industry. Volatility in the physical and financial gas markets has compounded the effects of these changes creating greater service opportunities.

     In the course of business, the Company trades and develops a market in natural gas in both the physical and financial markets, and purchases or sells swaps and options in the over-the-counter financial markets with major energy merchants. The Company seeks to maintain a balanced portfolio of supply and demand contracts and utilizes the New York Mercantile Exchange and over-the-counter financial markets to manage price and basis risk which may affect those obligations. To support these activities, the Company employs centralized corporate risk management and trading strategies. For additional information regarding the use of financial instruments, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk and Note 4 of Item 8, Financial Statements and Supplementary Data.

     The Company entered into a development agreement with Power Development Company to jointly develop a natural gas-fired combined cycle electric generation facility in Agawam, Massachusetts. The facility will have a normal capacity of approximately 270 MWs. In December 1997, the entity that will own and operate the plant completed non-recourse project financing which includes a $50 million equity bridge loan and a 24-month $150 million construction loan. At completion of construction, the Company will make its equity contribution of up to $50 million, representing a 90 percent equity interest in the joint venture, and the construction loan will convert to a 17-year $150 million term loan. Construction of the facility began in December 1997 and it is scheduled to commence operations in December 1999. The Company will be responsible for the procurement and transportation of supplies of natural gas to fuel the project and the marketing of the electric power that the plant produces. The Company is also pursuing the development of domestic power generating facilities.

     In its continued efforts to expand its power marketing and merchant activities, the Company formed El Paso Power Services in February 1998. El Paso Power Services will focus on helping electric utilities, non-utility and merchant generators, fuel suppliers, and large industrial concerns achieve lower costs in the transition to a competitive marketplace.

     The merchant service business operates in a highly competitive environment where its primary competitors include: (i) marketing affiliates of major oil and gas producers; (ii) marketing affiliates of large local distribution companies;
(iii) marketing affiliates of other interstate and intrastate pipelines; and
(iv) independent energy marketers with varying scopes of operations and financial resources. The Company competes on the basis of price, access to production, imbalance management, and experience in the marketplace.

     The Company's natural gas gathering and processing business provides natural gas gathering, products extraction, dehydration, compression and intrastate transmission services. The Company owns or has interest in approximately 200 miles of gathering systems and approximately 1,300 miles of intrastate transmission pipeline. In addition, the Company owns or has interest in 7 natural gas processing facilities.

     As of December 31, 1997, the gathering and transportation capacity was 1,300 MMcf/d which reflects the Company's net ownership, excluding entities accounted for under the equity method, and is subject to increases or decreases depending on operating pressures and point of delivery into or out of the system. Average volume for the year ended December 31, 1997 was 440 BBtu/d.

     As of December 31, 1997, the inlet capacity at the Company's net ownership percentage in the processing facilities is approximately 200 MMcf/d. Average inlet volume and average NGLs sales for the year ended December 31, 1997 are 101 BBtu/d and 167 thousand gallons per day, respectively.

     The Company's natural gas gathering and processing business operates in a highly competitive environment that includes independent gathering and processing companies, intrastate pipeline companies, gas marketers, and oil and gas producers. The Company competes for throughput primarily based on price, efficiency of facilities, gathering system line pressures, availability of facilities near drilling activity, service, and access to favorable downstream markets.

     In February 1994, the Company sold a 20 percent interest in its marketing and intrastate pipeline subsidiary to Ruhrgas Aktiengesellschaft, Germany's largest natural gas company. In anticipation of the Merger, the Company repurchased this 20 percent interest in September 1996.

  International and Other Energy-Related Business

     The Company has undertaken various activities to extend its traditional activities in North American pipelines to international pipeline, power and energy-related projects, with a current focus on activities in Latin America, Southeast Asia, Australia and Europe. Set forth below are brief descriptions of the projects that are operational or are in various stages of development.

     Acquisitions and greenfield development projects are subject to a higher level of commercial and financial risk in foreign countries. Accordingly the Company has adopted a risk mitigation plan to reduce the risk to more acceptable and manageable levels. The Company's practice is to select experienced partners with a history of success in commercial operations. Selected partners will generally be chosen based on the complementary competencies which they offer to the various joint ventures formed or to be formed. The Company designs and implements a formal due diligence plan on every project it pursues and contracts are negotiated to secure fuel source, manage operation and maintenance costs and, when possible, index revenues to the U.S. dollar. The Company will obtain political risk insurance when deemed appropriate, through the Overseas Private Investment Corporation, the Multilateral Investment Guarantee Agency, or some other private insurer.

     Bolivia to Brazil Pipeline -- The Company is part of a consortium that is constructing a 2,000 mile pipeline from Santa Cruz, Bolivia to Sao Paulo, Brazil, with a southern lateral to Porto Alegre, Brazil. The pipeline will transport natural gas to the largest unserved market in the western hemisphere (approximately 100 million people). The pipeline is expected to be in service by the first quarter of 1999. The Company's interest in the project will be approximately 10 percent.

     EMA Power -- In June 1997, the Company purchased a 50 percent controlling interest in an operating 70 MW power plant located in Danaujvaros, Hungary. The electricity generated at the plant is consumed by Dunafer Kft., the largest steel mill in Hungary. The acquisition agreement requires the Company to evaluate and, if deemed economically feasible, to expand the electric generating plant to 140 MW. The feasibility study is underway.

     Australian Pipelines -- The Company owns a 30 percent interest in the Moomba to Adelaide transmission system, a 483-mile natural gas pipeline in southern Australia and the Ballera to Wallumbilla transmission system, a 470-mile natural gas pipeline in southwestern Queensland. Both pipelines were operational in 1997. The Company's joint venture has been selected to construct the 270 mile expansion project on the Dampier-to-Bunburry natural gas pipeline in western Australia. The expansion project is expected to commence operations in the third quarter of 1999.

     Sengkang Project -- The Company has a 50 percent interest in a producing 500 Bcf gas field and a 47.5 percent interest in a 135 MW power generating plant in Sengkang, South Sulawesi, Indonesia. The electricity produced by the power plant is sold to PLN, the national electric utility, pursuant to a long-term power purchase agreement. The power plant began simple cycle commercial operation in September 1997, making it one of the first independent power plants to operate in Indonesia. Combined cycle completion is expected in the third quarter of 1998. For a discussion on the devaluation of the Indonesian Rupiah, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Other Projects

     The Company owns interests in three operating domestic power generation plants consisting of a 17.5 percent interest in a 240 MW power plant in Springfield, Massachusetts and a 50 percent interest in two additional cogeneration projects in Florida with a combined capacity of 220 MW of power generation.

                                     OTHER

     As a result of the Merger, the Company holds certain limited assets and is responsible for certain liabilities of existing and discontinued operations and businesses. The liabilities were approximately $600 million at the time of the Merger.

     EPECC, an indirect subsidiary of the Company, purchases interest-bearing and noninterest-bearing trade receivables from the Company's operating subsidiaries. Through June 1994, it also purchased retail receivables generated primarily by retail sales of products by Case Corporation. As part of the intercompany transfers preceding the Merger and Distributions, these Case Corporation retail receivables and all of the interest and obligations associated with receivables relating to the Industrial Business were transferred to New Tenneco.

                                 ENVIRONMENTAL

     The Company is subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of December 31, 1997, the Company had a reserve of approximately $253 million for the following environmental contingencies which the Company anticipates incurring through 2027: (i) expected remediation costs and associated onsite, offsite and groundwater technical studies of approximately
$226 million; and (ii) other costs of approximately $26 million. For a further discussion of specific environmental matters, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; Item 3, Legal Proceedings; and Note 5 of Item 8, Financial Statements and Supplementary Data.

                                   EMPLOYEES

     The Company had approximately 1,700 full-time employees on December 31, 1997. The Company has no collective bargaining arrangements. Since December 31, 1996, the Company has reduced its workforce by approximately 1,100 employees as a result of a program to streamline operations and reduce operating costs. No significant changes in the workforce have occurred since December 31, 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of EPTPC at March 16, 1998 were as follows:

                 NAME                                            OFFICE                          AGE
                 ----                                            ------                          ---
William A. Wise........................  Chairman of the Board, President and Chief Executive    52
                                         Officer
H. Brent Austin........................  Executive Vice President and Chief Financial Officer    43
Joel Richards III......................  Executive Vice President                                51
Britton White, Jr......................  Executive Vice President and General Counsel            54

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

     Mr. Austin has been Executive Vice President and Chief Financial Officer of EPTPC since June 1997. From consummation of the Merger until June 1997, he was Senior Vice President and Chief Financial Officer. Mr. Austin has been Executive Vice President of EPG since May 1995. He has been Chief Financial Officer of EPG since April 1992. He was Senior Vice President of EPG from April 1992 to April 1995. He was Vice President, Planning and Treasurer of Burlington Resources, Inc. from November 1990 to March 1992 and Assistant Vice President, Planning of Burlington Resources, Inc. from January 1989 to October 1990.

     Mr. Richards has been Executive Vice President of EPTPC since June 1997. From consummation of the Merger until June 1997, he was Senior Vice President. Mr. Richards has been Executive Vice President of EPG since December 1996. From January 1991 until December 1996, he was Senior Vice President of EPG. He was Vice President from June 1990 to December 1990. He was Senior Vice President, Finance and

Human Resources of Meridian Minerals Company, a wholly owned subsidiary of Burlington Resources, Inc., from October 1988 to June 1990.

     Mr. White has been Executive Vice President and General Counsel of EPTPC since June 1997. From consummation of the Merger until June 1997, he was Senior Vice President and General Counsel. Mr. White has been Executive Vice President of EPG since December 1996 and General Counsel of EPG from March 1991. He was Senior Vice President and General Counsel of EPG from March 1991 until December 1996. From March 1991 to April 1992, he was also Corporate Secretary of EPG. For more than five years prior to that time, Mr. White was a partner in the law firm of Holland & Hart.

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

ITEM 3. LEGAL PROCEEDINGS

     On February 12, 1998, the United States and the State of Texas filed in a United States District Court a Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) cost recovery action, United States v. Atlantic Richfield Co., et al, against fourteen companies including TGP, EPTPC, EPEC Corp., EPEC Polymers, Inc. and the recently dissolved Petro-Tex Chemical Corp., relating to the Sikes Disposal Pits Superfund Site ("Sikes") located in Harris County, Texas. Sikes was an unpermitted waste disposal site during the 1960s that accepted waste hauled from numerous Houston Ship Channel industries. The suit alleges that the former Tenneco Chemicals, Inc. and Petro-Tex Chemical Corp. arranged for disposal of hazardous substances at Sikes. TGP, EPTP, EPEC Corp. and EPEC Polymers, Inc. are alleged to be derivatively liable as successors or as parent corporations. The suit claims that the United States and the State of Texas have expended over $125 million in remediating the site, and seeks to recover that amount plus interest. Other companies named as defendants include Atlantic Richfield Company, Crown Central Petroleum Corporation, Occidental Chemical Corporation, Exxon Corporation, Goodyear Tire & Rubber Company, Rohm & Haas Company, Shell Oil Company and Vacuum Tanks, Inc. Although factual investigation relating to Sikes is in very preliminary stages, the Company believes that the amount of material disposed at Sikes from the Tenneco Chemicals, Inc. or Petro-Tex Chemical Corp. facilities, if any, was small, possibly de minimis. However, the government plaintiffs have alleged that the defendants are each jointly and severally liable for the entire remediation costs and have also sought a declaration of liability for future response costs such as groundwater monitoring. While the outcome of this matter cannot be predicted with certainty, management does not expect this matter to have a material adverse effect on the Company's financial position or results of operations.

     TGP is a party in proceedings involving federal and state authorities regarding the past use by TGP of a lubricant containing PCBs in its starting air systems. TGP has executed a consent order with the EPA governing the remediation of certain of its compressor stations and is working with the relevant states regarding those remediation activities. TGP is also working with the Pennsylvania and New York environmental agencies to specify the remediation requirements at the Pennsylvania and New York stations. Remediation activities in Pennsylvania are complete with the exception of some long-term groundwater monitoring requirements. Remediation and characterization work at the compressor stations under its consent order with the EPA and the jurisdiction of the New York Department of Environmental Conservation is ongoing. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     In Commonwealth of Kentucky, Natural Resources and Environmental Protection Cabinet v. Tennessee Gas Pipeline Company (Franklin County Circuit Court, Docket No. 88-C1-1531, November 16, 1988), the Kentucky environmental agency alleged that TGP discharged pollutants into the waters of the state without a permit and disposed of PCBs without a permit. The agency sought an injunction against future discharges, sought an order to remediate or remove PCBs, and sought a civil penalty. TGP has entered into agreed orders with the agency to resolve many of the issues raised in the original allegations, has received water discharge permits for its Kentucky stations from the agency, and continues to work to resolve the remaining issues. The relevant Kentucky compressor stations are scheduled to be characterized and remediated under the consent order with the EPA. Management believes that the resolution of this issue will not have a material adverse effect on the Company's financial position or results of operations.

     The Company is a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings against the Company cannot be predicted with certainty, management currently does not expect these matters to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

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

     Under applicable corporate law, dividends may be paid by EPTPC out of "surplus" (as defined under the law), or, if there is not a surplus, out of net profits for the year in which the dividends are declared or the preceding fiscal year. At December 31, 1997, EPTPC had surplus of approximately $1 billion for the payment of dividends, and EPTPC will also be able to pay dividends out of any net profits for the current and prior fiscal year.

ITEM 6. SELECTED FINANCIAL DATA

     The consolidated and combined selected financial data as of December 31, 1997, 1996, 1995, and 1994 and for the years ended December 31, 1997, 1996,
1995, 1994, and 1993 were derived from the audited consolidated and combined financial statements of the Company. The combined selected financial data as of December 31, 1993 is unaudited and was derived from the accounting records of Old Tenneco. In the opinion of EPTPC's management, the combined selected financial data of the Company as of December 31, 1993 include all adjusting entries (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein. The balance sheet of EPTPC and consolidated subsidiaries as of
December 31, 1997 and 1996, contained herein reflects the purchase price recorded by EPG effective as of December 31, 1996 and is referred to herein as "Post-Acquisition Consolidated". The combined statements of income, cash flows and changes in consolidated stockholders' equity and combined equity for periods prior to December 31, 1996 are referred to as "Pre-Acquisition Combined." As a result of the change in the basis of accounting from historical cost to reflect EPG's purchase cost, the combined financial statements for Pre-Acquisition periods are not comparable to the Consolidated Balance Sheet for the Post-Acquisition period.

                                                             YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------
                                                    1997        1996     1995     1994     1993
                                                ------------   ------   ------   ------   -------
                                                   POST-
                                                ACQUISITION
                                                CONSOLIDATED        PRE-ACQUISITION COMBINED
                (IN MILLIONS)                   ------------   ----------------------------------
Operating Results Data(a):
  Operating revenues..........................     $3,602      $2,708   $1,986   $2,421   $ 2,862
  Extraordinary loss, net of income tax(b)....         --        (234)      --       --       (25)
  Net income (loss)...........................        112        (105)     157      153       163

                                                                  DECEMBER 31,
                                                -------------------------------------------------
                                                    1997        1996     1995     1994     1993
                                                ------------   ------   ------   ------   -------
                                                  POST-ACQUISITION
                                                    CONSOLIDATED        PRE-ACQUISITION COMBINED
                (IN MILLIONS)                   ---------------------   -------------------------
Financial Position Data(a):
  Total assets................................     $6,550      $5,755   $5,792   $5,730   $ 4,290
  Long-term debt(c)...........................      1,081       1,150    1,811    2,242     2,019
  Stockholders' or combined equity(c).........      1,462       1,234      687      382      (652)

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

(b) Reflects extraordinary losses as a result of the retirement of long-term debt in the debt realignment preceding the Merger during 1996 and an extraordinary loss as a result of the prepayment of long-term debt during 1993.

(c) Amounts for the pre-acquisition periods are net of allocations from Old Tenneco to the Industrial Business and Shipbuilding Business. The allocation is based on the portion of Old Tenneco's investment in the Industrial Business and Shipbuilding Business that is deemed to be debt, generally based on the ratio of the Industrial Business' and Shipbuilding Business' net assets to Old Tenneco's consolidated net assets plus debt. Old Tenneco's historical practice has been to incur indebtedness for its consolidated group at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, and to centrally manage various cash functions. Management believes that the historical allocation of corporate debt and interest expense is reasonable; however, it is not necessarily indicative of EPTPC's debt and interest expense which may be incurred in the future. See Note 16 of Item 8, Financial Statements and Supplementary Data.

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

                             RESULTS OF OPERATIONS

     Results of operations comparisons have been conformed to the reclassification of the Consolidated and Combined Statements of Income.

YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

  Regulated Operations

                                                                 YEAR ENDED DECEMBER 31,
                                                           -----------------------------------
                                                                 1997               1996
                                                           ----------------    ---------------
(IN MILLIONS)                                              POST-ACQUISITION    PRE-ACQUISITION
                                                             CONSOLIDATED         COMBINED
Transportation revenue...................................        $728               $712
Other revenue............................................          70                 85
                                                                 ----               ----
          Operating revenue..............................         798                797
Operating expenses.......................................         494                544
                                                                 ----               ----
Operating income.........................................        $304               $253
                                                                 ====               ====

     Operating revenue for the year ended December 31, 1997, were $1 million higher than for the same period of 1996 primarily due to new system rates on TGP which went into effect November 1, 1996. The increase was offset by the loss of revenues associated with the sale of the Bastian Bay assets whose revenues are included in the 1996 total.

     Operating expenses for the year ended December 31, 1997, were $50 million lower than for the same period of 1996, primarily due to lower labor and benefit costs attributable to a reduction in staffing levels which occurred throughout the latter half of 1996 and the first quarter of 1997, as well as lower legal costs and operating and maintenance costs. The decrease in operating expenses was partially offset by an increase in depreciation expense as a result of the amortization of additional acquisition cost assigned to utility plant, as well as new lower fuel retention rates starting in the second quarter of 1997.

  Non-Regulated Operations

                                                                 YEAR ENDED DECEMBER 31,
                                                           -----------------------------------
                                                                 1997               1996
                                                           ----------------    ---------------
(IN MILLIONS)                                              POST-ACQUISITION    PRE-ACQUISITION
                                                             CONSOLIDATED         COMBINED
Gathering and treating margin............................        $ 12               $ 12
Processing margin........................................           3                  5
Marketing margin.........................................          28                 13
Other....................................................          18                136
                                                                 ----               ----
          Total gross margin.............................          61                166
Operating expenses.......................................         102                237
                                                                 ----               ----
Operating loss...........................................        $ 41               $ 71
                                                                 ====               ====

     Total gross margin and operating expenses were both lower for the year ended December 31, 1997, than for the same period of 1996 primarily due to the discontinuance of EPECC commercial activities and the sale of certain businesses in the fourth quarter of 1996 whose revenues and expenses are included in the 1996 amounts. These sales included the Company's oil and gas exploration, production and financing unit, formerly known as Tenneco Ventures, and 70 percent of the Company's interests in two natural gas pipeline systems in Australia. Following the sale, the Australian natural gas pipelines operations were accounted for by the equity method. The increase in marketing margin is associated with generally higher volumes from the assignment of contracts in the third quarter of 1997 and higher industry-wide gas marketing margins in the third and fourth quarters of 1997. Partially offsetting this increase was lower marketing margins in the second quarter associated with lower industry-wide gas margins, as well as extreme market volatility which negatively impacted natural gas marketing activities and trading positions during the first quarter. In addition, partially offsetting the decline in total gross margin was the consolidation during the third quarter of 1997 of the EMA Power project.

YEAR ENDED DECEMBER 31, 1996, COMPARED TO YEAR ENDED DECEMBER 31, 1995

  Regulated Operations

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                              PRE-ACQUISITION
                                                                  COMBINED
                                                              ----------------
                                                              1996        1995
(IN MILLIONS)                                                 ----        ----
Transportation revenue......................................  $712        $694
Other revenue...............................................    85          72
                                                              ----        ----
  Operating revenue.........................................   797         766
Operating expenses..........................................   544         591
                                                              ----        ----
Operating income............................................  $253        $175
                                                              ====        ====

     Operating revenue for the year ended December 31, 1996, were $31 million higher than for the same period of 1995 primarily due to the benefit derived from the new rate structure implemented in July 1995, and an increase in transportation volumes.

     Operating expenses for the year ended December 31, 1996, were $47 million lower than for the same period of 1995 primarily due to the benefit of a full year in 1996 of depreciation reduction derived from the new rate structure implemented in July 1995 and $42 million of environmental cost included in 1995 operating expenses as a result of an environmental settlement. These costs were offset by insurance recoveries and the insurance recoveries are included in other income as discussed below. Offsetting this decrease were 1996 transition costs related to the Merger and higher operating costs.

  Non-Regulated Operations

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                              PRE-ACQUISITION
                                                                  COMBINED
                                                              ----------------
                                                               1996      1995
                       (IN MILLIONS)                          ------    ------
Gathering and treating margin...............................   $ 12      $  6
Processing margin...........................................      5         3
Marketing margin............................................     13        40
Other.......................................................    136       103
                                                               ----      ----
     Total gross margin.....................................    166       152
Operating expenses..........................................    237       199
                                                               ----      ----
Operating loss..............................................   $ 71      $ 47
                                                               ====      ====

     Total gross margin for the year ended December 31, 1996, was $14 million higher than for the same period of 1995. The increase was primarily due to higher volumes and prices from Tenneco Venture's oil and gas production and a full year operation of PASA that was acquired in June 1995. These increases were offset by lower margins from marketing activities and lower interest revenue from the continuing liquidation of Case Corporation receivables. In anticipation of the Merger, Old Tenneco sold all of the Case Corporation retail receivable to New Tenneco for amount equal to their book value. Accordingly, income from these receivables will not be recognized in future periods.

     Operating expenses for the year ended December 31, 1996, was $38 million higher than for the same period of 1995. The increase was primarily due to higher volumes from Tenneco Venture's oil and gas production and a full year operation of PASA that was acquired in June 1995.

     Tenneco Ventures and 70 percent of the Company's interest in the Australian pipelines were sold in December 1996 after the Merger. Also, Tenneco Credit Corporation commercial activities were discontinued at the Merger date. Accordingly, income from these sources will not be recognized in future periods.

OTHER INCOME AND EXPENSE

YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Other expense for the year ended 1997 was $64 million higher than for the same period of 1996. The increase was due primarily to the recognition in 1996 of a previously deferred gain on the sale of certain investments, a gain on the sale of the Company's 50 percent general partnership interest in Tenneco Mobile Bay Gathering Co. in February 1996, a reduction in equity income from unconsolidated subsidiaries in 1997, a favorable legal settlement in the second quarter of 1996, and a decrease in interest income in 1997 offset by a loss on sale of assets during the third quarter of 1996.

YEAR ENDED DECEMBER 31, 1996, COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Other expense for the year ended 1996 was $31 million higher than for the same period of 1995. The increase resulted from a $30 million gain recognized in 1995 from the sale of Kern River, the absence of earnings due to the sale of Kern River which contributed $33 million in 1995, higher interest expense in 1996 of $20 million due to higher levels of debt, and insurance recoveries in 1995 related to environmental costs, as discussed above. Offsetting these items were $15 million in legal settlements and the recognition of a $32 million deferred gain on the sale of certain investments. Additionally, 1995 included a $30 million reserve for estimated regulatory and legal settlement costs and a $25 million reserve for the liquidation of surplus real estate holdings.

     Prior to the Merger, Old Tenneco's historical practice has been to incur indebtedness for its consolidated group at the parent company level or at a limited number of subsidiaries, rather than at an operating company level, and to centrally manage various cash functions. Consequently, the corporate debt of Old Tenneco and its related interest expense have been allocated to Old Tenneco's automotive, packaging and shipbuilding businesses ("Old Tenneco's former non-energy operations") based upon the portion of Old Tenneco's investment in Old Tenneco's former non-energy operations which was deemed to be debt, generally based upon the ratio of Old Tenneco's former non-energy operations' net assets to Old Tenneco's consolidated net assets plus debt. Interest expense was allocated at a rate equivalent to the weighted average cost of all corporate debt, which was 8.2 percent for 1996 and 7.7 percent for 1995. Total pre-tax interest expense allocated to Old Tenneco's former non-energy operations was $211 million in 1996 and $180 million in 1995. Old Tenneco's former non-energy operations have also been allocated tax benefits approximating 35 percent of the allocated pre-tax interest expense. Although interest expense and the related tax effects have been allocated to Old Tenneco's former non-energy operations for financial reporting on a historical basis, Old Tenneco's former non-energy operations have not been billed for these amounts. The changes in allocated corporate debt and the after-tax allocated interest expense have been included as a component of the combined equity of the Company. Although management believes that the historical allocation of corporate debt and interest is reasonable, it is not necessarily indicative of the debt and interest expense of the Company subsequent to the Merger or the debt that it may incur in the future.

INCOME TAX EXPENSE (BENEFIT)

YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Income tax expense for 1997 was $58 million compared to $24 million for 1996. The effective tax rate was 34 percent and 15 percent for 1997 and 1996, respectively. The effective tax rate for 1996 was lower than 1997 primarily because of the 1996 reversal of a $38 million valuation allowance for deferred tax assets.

YEAR ENDED DECEMBER 31, 1996, COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Income tax expense for 1996 was $24 million compared to a $30 million income tax benefit for 1995. The effective tax rate was 15 percent and (24) percent for 1996 and 1995, respectively. The effective tax rate for 1995 was lower than 1996 primarily because of the 1995 reversal of a $72 million valuation allowance for deferred tax assets compared to $38 million for 1996. For an additional discussion of income taxes, see Note 7 of Item 8, Financial Statements and Supplementary Data.

1996 EXTRAORDINARY LOSS

     In 1996, in preparation for the Merger and Distributions, Old Tenneco initiated a realignment of its indebtedness. Upon completion of the debt realignment transactions, the Company is only responsible for its remaining debt which was not tendered, exchanged, defeased or otherwise retired (approximately $265 million of such debt remained outstanding immediately after the Merger). The Company recognized an after-tax extraordinary charge of $234 million related to the debt realignment immediately prior to the Merger.

                        LIQUIDITY AND CAPITAL RESOURCES

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $198 million for 1997, compared to $27 million for 1996. The change was due primarily to income tax refunds in 1997, higher tax payments in 1996, and other working capital changes. The increase was partially offset by a rate refund made to TGP's customers in the first quarter of 1997 and proceeds from a 1996 legal settlement.

CASH FROM INVESTING ACTIVITIES

     Net cash provided by investing activities was $22 million for 1997, compared to $85 million of net cash used in investing activities for 1996. The change was due primarily to the collection of a note receivable from the Company's partnership in a 103 MW cogeneration plant near Bartow, Florida, return of funds invested with EPG, and a reduction in capital expenditures during 1997. Capital expenditures were higher in 1996 due to the construction of the Australian pipeline. Offsetting the increase in cash provided by investing activities was net proceeds received in the first quarter of 1996 from the sale of the Company's 50 percent interest in Kern River. In addition, 1997 includes expenditures related to the acquisition of a 50 percent interest in a power plant located in Hungary, the acquisition of an additional 5 percent interest in Oasis Pipeline Company bringing the Company's ownership interest to 35 percent, and the purchase of an annuity in the third quarter of 1997 to be used to fund the monthly demand requirement of a long-term gas supply contract.

     Funding for capital expenditures, acquisitions, and other investing expenditures is expected to be provided by internally generated funds, available capacity under existing credit facilities, the issuance of other long-term debt or equity, and/or contributions from EPG.

CASH FROM FINANCING ACTIVITIES

     Net cash used in financing activities was $215 million for 1997, compared to $177 million for 1996. The change was primarily a result of credit facility repayments in 1997. Funds used to repay the credit facility were provided by internally generated cash flows, the proceeds received from TGP's debt offering, and EPTPC's Series B Preferred Stock offering in the first quarter of 1997.

     Future funding for long-term debt retirements, dividends, and other financing expenditures is expected to be provided by internally generated funds, available capacity under existing credit facilities, the issuance of long-term debt or equity, and/or contributions from EPG.

LIQUIDITY

     In October 1997, EPG established a new $750 million 5-year revolving credit and competitive advance facility and a new $750 million 364-day renewable revolving credit and competitive advance facility (collectively, the "Revolving Credit Facility"). EPTPC and TGP are also parties to the Revolving Credit Facility. Initially, the interest rate will be a 32.5 basis point spread over LIBOR and the spread will vary based on EPG's long-term debt credit rating. In connection with the establishment of the Revolving Credit Facility, EPTPC's revolving credit facility was also terminated, and the outstanding balance of $417 million was financed under the 5-year portion of the new Revolving Credit Facility with TGP designated as the borrower. In addition, TGP has approximately $100 million remaining under its February 1997 shelf registration.

COMMITMENTS AND CONTINGENCIES

  Indonesian Economic Difficulties

     The Company owns a 47.5 percent interest in a power generating plant in Sengkang, South Sulawesi, Indonesia, with a book value at December 31, 1997 of approximately $19 million. Recent economic events in Indonesia have resulted in the devaluation of the Indonesian Rupiah and delays or cancellations of certain infrastructure power projects in that country. The Company has met with PLN and the Indonesian Minister of Finance to discuss the terms of its power sales agreement in light of the economic problems. While the Company cannot predict the ultimate outcome of Indonesia's financial difficulties or the impact of such matters to the Company, it believes PLN, with the backing of the Office of the Minister of Finance, will honor all current invoices on the Sengkang project in full and therefore, the current economic difficulties in Indonesia will not have a material adverse effect on the Company's financial position or results of operations.

  Capital Commitments

     At December 31, 1997, the Company had capital and investment commitments of $104 million, which are expected to be funded through cash provided by operations and/or incremental borrowings. The

Company's other planned capital and investment projects are discretionary in nature, with no substantial capital commitments made in advance of the actual expenditures.

  Purchase Obligations

     In connection with the financing commitments of certain joint ventures, TGP has entered into unconditional purchase obligations for products and services totaling $99 million at December 31, 1997. TGP's annual obligations under these agreements are $22 million for the year 1998, $21 million for the years 1999 and 2000, $11 million for the year 2001, $4 million for the year 2002, and $20 million in total thereafter. Prior to August 1997, TGP had an obligation to purchase 30 percent of the output of the Great Plains coal gasification project's original design capacity through July 2009. TGP has executed a settlement of this contract as a part of its GSR negotiations, recorded the related liability, and, in the third quarter of 1997, purchased an annuity for $42 million to fund the expected remaining monthly demand requirements of the contract which, under the settlement, continue through January 2004.

  Guarantees

     TGP has guaranteed various obligations of its subsidiaries, which obligations are not expected to exceed $3 million. For further information, see
Note 5 of Item 8, Financial Statements and Supplementary Data.

  Rates and Regulatory Matters

     In February 1997, TGP filed with FERC a settlement of all issues related to the recovery by TGP of its GSR and other transition costs and related proceedings (the "GSR Stipulation and Agreement"). In April 1997, FERC approved the settlement and TGP implemented the settlement on May 1, 1997. Under the terms of the GSR Stipulation and Agreement, TGP is entitled to collect from customers up to $770 million, of which approximately $682 million has been collected as of December 31, 1997. TGP is entitled to recover additional transition costs, up to the remaining $88 million, through a demand transportation surcharge and an interruptible transportation surcharge. The demand transportation surcharge portion is scheduled to be recovered over a period extending through December 1998. There is no time limit for collection of the interruptible transportation surcharge portion. The terms of the GSR Stipulation and Agreement also provide for a rate case moratorium through November 2000 (subject to certain limited exceptions) and an escalating rate cap, indexed to inflation, through October 2005, for certain of TGP's customers.

     In December 1994, TGP filed for a general rate increase with FERC and in April 1996, it filed a settlement resolving that proceeding. The settlement included a structural rate design change that results in a larger portion of TGP's transportation revenues being dependent upon throughput. In October 1996, FERC approved the stipulation with certain modifications and clarifications which are not material. In January 1997, FERC issued an order denying requests for rehearing of that order. Under the stipulation, TGP's refund obligation was approximately $185 million, inclusive of interest, of which $161 million was refunded to customers in March 1997 and June 1997 with the remaining $24 million refund obligation offset against GSR recoveries in accordance with particular customer elections. TGP had provided a reserve for these rate refunds as revenues were collected. One party, a competitor of TGP, filed with the Court of Appeals a Petition for Review of the FERC orders.

     In July 1997, FERC issued an order on rehearing of its July 1996 order addressing cost allocation and rate design issues of TGP's 1991 general rate proceeding. All cost of service issues were previously resolved pursuant to a settlement that was approved by FERC. In the July 1996 order, FERC remanded to the presiding ALJ the issue of proper allocation of TGP's New England lateral costs. In the July 1997 order on rehearing, FERC clarified, among other things, that although the ultimate resolution as to the proper allocation of costs will be applied retroactively to July 1, 1995, the cost of service settlement does not allow TGP to recover from other customers amounts that TGP may ultimately be required to refund. TGP has filed with the Court of Appeals a Petition for Review of the FERC orders on this issue. In December 1997, the ALJ issued his decision on the proper allocation of the New England lateral costs. The decision adopts a methodology that economically approximates TGP's current methodology. The ALJ's decision is pending before FERC.

     In October 1997, TGP filed its cashout report for the period September 1995 through August 1996. TGP previously filed cashout reports for the period September 1993 through August 1995. TGP's October 1997 filing showed a cumulative loss of $11 million that would be rolled forward to the next cashout period pursuant to its tariff. FERC has requested additional information and justification from TGP as to its cashout methodology and reports. TGP's cashout methodology and reports are currently pending before FERC.

     Substantially all of the revenues of TGP are generated under long-term gas transmission contracts. Contracts representing approximately 70 percent of TGP's firm transportation capacity will be expiring over the next three years, principally in November 2000. Although TGP cannot predict how much capacity will be resubscribed, a majority of the expiring contracts cover service to northeastern markets, where there is currently little excess capacity. Several projects, however, have been proposed to deliver incremental volumes to these markets. Although TGP is actively pursuing the renegotiation, extension and/or replacement of these contracts, there can be no assurance as to whether TGP will be able to extend or replace these contracts (or a substantial portion thereof) or that the terms of any renegotiated contracts will be as favorable to TGP as the existing contracts.

     Management believes the ultimate resolution of the aforementioned rate and regulatory matters, which are in various stages of finalization, will not have a materially adverse effect on the Company's financial position and results of operations.

  Legal Proceedings

     See Item 3, Legal Proceedings which is incorporated herein by reference.

ENVIRONMENTAL

     The Company is subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of December 31, 1997, the Company had a reserve of approximately $253 million for the following environmental contingencies which the Company anticipates incurring through 2027: (i) expected remediation costs and associated onsite, offsite and groundwater technical studies of approximately $226 million; and (ii) other costs of approximately $26 million.

     The Company and certain of its subsidiaries have been designated, have received notice that they could be designated, or have been asked for information to determine whether they could be designated as a PRP with respect to 29 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or state equivalents. The Company has sought to resolve its liability as a PRP with respect to these Superfund sites through indemnification by third parties and/or settlements which provide for payment of the Company's allocable share of remediation costs. As of December 31, 1997, the Company has estimated its share of the remediation costs at these sites to be between $52 million and $62 million and has provided reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases the Company has asserted a defense to any liability, the Company's estimate of its share of remediation costs could change. Moreover, liability under the federal Superfund statute is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs has been considered, where appropriate, in its determination of its estimated liability as described herein. The Company presently believes that the costs associated with the current status of such entities as PRPs at the Superfund sites referenced above will not have a material adverse effect on the Company's financial position or results of operations.

     The Company has initiated proceedings against its historic liability insurers seeking payment or reimbursement of costs and liabilities associated with environmental matters. In these proceedings, the

Company contends that certain environmental costs and liabilities associated with various entities or sites, including costs associated with former operating sites, must be paid or reimbursed by certain of its historic insurers. The proceedings are in their initial stages and accordingly, it is not possible to predict the outcome.

     For a further discussion of specific environmental matters, see Item 3, Legal Proceedings.

OTHER

  Year 2000

     The Company has established an executive steering committee and a project team to coordinate the assessment, remediation, testing and implementation of the necessary modifications to its key computer applications (which consist of internally developed computer applications, third party software, hardware and embedded chip systems) to assure that such systems and related processes will remain functional.

     The assessment phase related to internally developed computer applications has been completed and the cost estimate for making the necessary changes to such systems, including implementation and testing efforts, is approximately $8 million to be spent in 1998 and 1999. These estimates were based on various factors including availability of internal and external resources and complexity of the software applications. The recent upgrade of various systems, particularly the financial systems, to a Year 2000 compliant client/server platform have greatly reduced or eliminated concerns in those areas.

     The assessment phase for the third party software and hardware impacts is continuing, with completion of that phase and an estimate of costs necessary to modify or replace those systems to be available in the second quarter of 1998. Included in this phase of the project is the effort to obtain representations and assurances from third party vendors that their software and hardware products being used by the Company are or will be Year 2000 compliant. Implementation and testing phases are expected to be completed by mid 1999.

     It is the Company's goal to ensure that all of the critical systems and processes which are under its direct control remain functional. However, because certain systems may be interrelated with systems outside the control of the Company, there can be no assurances that all implementations will be successful. Management does not expect the costs to modify its systems or to correct any unsuccessful system implementations to have a material adverse impact on the Company's financial position or results of operations.

  SFAS No. 71, Accounting for the Effects of Certain Types of Regulation

     The Company's businesses that are subject to the regulations and accounting requirements of FERC have followed the accounting requirements of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, which may differ from those accounting methods used by non-regulated entities. Changes in the regulatory and economic environment may, at some point in the future, create circumstances in which the application of regulatory accounting principles would no longer be appropriate. If the Company's regulated businesses fail to qualify under these accounting principles, an amount would be charged to earnings as an extraordinary item in accordance with SFAS No. 101, Regulated
Enterprises -- Accounting for Discontinuation of Application of SFAS No. 71. At December 31, 1997, this amount was estimated to be approximately $15 million, net of income taxes. Any potential charge would be non-cash and would not directly effect the regulated companies' ability to seek recovery of the underlying deferred costs in their future rate proceedings or their ability to collect the rates set thereby. For a further discussion of SFAS No. 71 issues, see Note 2 of Item 8, Financial Statements and Supplementary Data.

                             RECENT PRONOUNCEMENTS

     In 1997, the Company adopted or applied the relevant provisions of SFAS No. 123, Accounting for Stock-Based Compensation SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, SFAS No. 128, Earning per Share, SFAS No. 129, Disclosure of Information about Capital Structure, the Securities and Exchange Commission's Financial Reporting Release No. 48, Disclosure of Derivative and Other Financial Instruments and Statement of Position No. 96-1, Environmental Remediation Liabilities. The adoption or application of these pronouncements did not have a material impact on the Company's financial position or results of operations. For further discussion, see Note 2 of Item 8, Financial Statements and Supplementary Data.

  Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This pronouncement is effective for fiscal years beginning after December 15, 1997. The Company is planning to adopt this statement in the first quarter of 1998.

  Segment Reporting

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes, among other things, the way that public business enterprises report information about operating segments in annual and interim financial statements issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This pronouncement is effective for financial statements for periods beginning after December 15, 1997. The Company is planning to adopt this statement in the first quarter of 1998 and does not expect the number of reportable segments to change.

  Pensions and Other Postretirement Benefit Disclosures

     In February 1998, SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued by the Financial Accounting Standards Board to standardize related disclosure requirements. SFAS No. 132 requires that additional information be disclosed regarding changes in the benefit obligation and fair values of plan assets, and eliminates certain disclosures no longer considered useful, including general descriptions of the plans. Aggregation of information about certain plans is also permitted. This statement does not change the requirements for the measurement and recognition of those plans. It is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the effect of this pronouncement.

            RISK FACTORS -- CAUTIONARY STATEMENT FOR PURPOSES OF THE
               "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES
                         LITIGATION REFORM ACT OF 1995

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

HIGHLY COMPETITIVE INDUSTRY

          The ability to maintain or increase current transmission, gathering, processing, and sales volumes, or to remarket unsubscribed capacity, can be subject to the impact of future weather conditions, including those that favor other alternative energy sources; price competition; drilling activity and supply availability; and service competition. Future profitability also may be affected by the Company's ability to compete with the services offered by other energy enterprises which may be larger, offer more services, and possess greater resources. The ability of TGP to negotiate new contracts and to renegotiate existing contracts (70 percent of which are expiring over the next three years, principally in November
     2000) could be adversely affected by the proposed construction by other parties of additional pipeline capacity in the Northeast U.S., the viability of the Company's expansion projects, reduced demand due to higher gas prices, the availability of alternative energy sources, and other factors that are not within its control. For a further discussion see Item 1, Business -- Regulated Operations -- Markets and Competition.

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

USE OF DERIVATIVE FINANCIAL INSTRUMENTS

          In the ordinary course and conduct of its business, some of the Company's non-regulated subsidiaries are engaged in the gathering, processing and marketing of natural gas and other energy commodities and utilize futures and option contracts traded on the New York Mercantile Exchange and over-the-counter options and price and basis swaps with other gas merchants and financial institutions. The Company could incur financial losses in future periods as a result of volatility in the market values of the underlying commodities or if one of its counterparties fails to perform under a contract. For additional information concerning the Company's derivative financial instruments, see Item 7A, Quantitative and

     Qualitative Disclosures About Market Risks and Note 4 of Item 8, Financial Statements and Supplementary Data.

ACQUISITIONS AND INVESTMENTS

          Opportunities for growth through acquisitions and investments in joint ventures, and future operating results and the success of such acquisitions and joint ventures within and outside the U.S. may be subject to the effects of, and changes in, U.S. and foreign trade and monetary policies, laws and regulations, political and economic developments, inflation rates, and the effects of taxes and operating conditions. Activities in areas outside the U.S. also are subject to the risks inherent in foreign operations, including loss of revenue, property and equipment as a result of hazards such as expropriation, nationalization, wars, insurrection and other political risks, and the effects of currency fluctuations and exchange controls (such as the recent devaluation of the Indonesian currency and other economic problems). Such legal and regulatory events and other unforeseeable obstacles may be beyond the Company's control or ability to manage.

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

POTENTIAL FEDERAL INCOME TAX LIABILITIES

          In connection with the Merger and Distributions, the IRS issued a private letter ruling to Old Tenneco, in which it ruled that for U.S. federal income tax purposes (i) the Distributions would be tax-free to Old Tenneco and, except to the extent cash was received in lieu of fractional shares, to its then existing stockholders, (ii) the Merger would constitute a tax-free reorganization, and (iii) that certain other transactions effected in connection with the Merger and Distributions would be tax-free. If the Distributions were not to qualify as tax-free distributions, then a corporate level federal income tax would be assessed to the consolidated group of which Old Tenneco was the common parent. This corporate level federal income tax would be payable by EPTPC. Under certain limited circumstances, however, New Tenneco and Newport News have agreed to indemnify EPTPC for a defined portion of such tax liabilities.

FINANCING AND INTEREST RATE EXPOSURE RISKS

          The business and operating results of the Company can be adversely affected by factors such as the availability or cost of capital, changes in interest rates, changes in the tax rates due to new tax laws, market perceptions of the natural gas industry or the Company, or credit ratings.

YEAR 2000

          While the Company is taking steps, including the assessment, remediation, testing and implementation of changes to applications, hardware and software, to mitigate any adverse effects of the Year 2000 date change on its customers and business operations, the failure of third-party entities to achieve Year 2000 compliance may adversely effect the Company. For additional information on the Company's Year 2000 strategy, see Note 5 of Item 8, Financial Statements and Supplementary Data.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company utilizes derivative financial instruments to manage market risks associated with certain energy commodities and interest and foreign currency exchange rates. The Company's primary market risk exposure is changing commodity prices. The Company's policy is to manage commodity price risk through a variety of financial instruments, which are entered into for trading purposes, and include forward contracts involving cash settlements or physical delivery of an energy commodity, swap contracts which require payments to (or receipts from) counterparties based on the differential between a fixed and variable price for the commodity, options, and other contractual arrangements.

     The table below presents market value of commodity contracts and the hypothetical loss of future earnings the Company would incur on such commodity contracts should commodity prices fluctuate by 10 percent of their respective market values as of December 31, 1997:

                                                                             GAIN (LOSS) FROM
                                                                                10% CHANGE
                                                              MARKET VALUE          IN
                                                              OF COMMODITY      COMMODITY
                       COMMODITY TYPE                          CONTRACTS          PRICES
                       --------------                         ------------   ----------------
                                                                       (IN MILLIONS)
Natural gas.................................................     $  26            $  (1)
Power.......................................................        (2)               1
Petroleum products..........................................        (1)              (1)

     The Company had no derivative financial instruments except for energy commodity contracts disclosed above at December 31, 1997.

     For a further discussion, see Note 4 of Item 8, Financial Statements and Supplementary Data.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         EL PASO TENNESSEE PIPELINE CO.

                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                                                   YEAR ENDED DECEMBER 31,
                                                            --------------------------------------
                                                                  1997            1996       1995
                                                            ----------------     ------     ------
                                                            POST-ACQUISITION      PRE-ACQUISITION
                                                              CONSOLIDATED           COMBINED
Operating revenues
  Natural gas, liquids and power..........................       $2,799          $1,757     $1,116
  Transportation..........................................          702             681        664
  Gathering and processing................................           12              40         15
  Other...................................................           89             230        191
                                                                 ------          ------     ------
                                                                  3,602           2,708      1,986
                                                                 ------          ------     ------
Operating expenses
  Cost of gas and other products..........................        2,743           1,745      1,068
  Operation and maintenance...............................          399             495        481
  Finance charges.........................................           --              62         79
  Depreciation, depletion and amortization................          143             164        170
  Taxes, other than income taxes..........................           54              60         63
                                                                 ------          ------     ------
                                                                  3,339           2,526      1,861
                                                                 ------          ------     ------
Operating income..........................................          263             182        125
                                                                 ------          ------     ------
Other (income) and expense
  Interest and debt expense...............................          136             142        122
  Gain on sale of assets, net.............................           --             (35)       (11)
  Other, net..............................................          (43)            (78)      (113)
                                                                 ------          ------     ------
                                                                     93              29         (2)
                                                                 ------          ------     ------
Income before income taxes................................          170             153        127
Income tax expense (benefit)..............................           58              24        (30)
                                                                 ------          ------     ------
Income before extraordinary loss..........................          112             129        157
Extraordinary loss, net of income tax.....................           --            (234)      --
                                                                 ------          ------     ------
Net income (loss).........................................       $  112          $ (105)    $  157
                                                                 ======          ======     ======

              The accompanying Notes are an integral part of these
                Consolidated and Combined Financial Statements.

                         EL PASO TENNESSEE PIPELINE CO.

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997        1996
                                                              ------      ------
                                                               POST-ACQUISITION
                                                                 CONSOLIDATED
                           ASSETS
Current assets
  Cash and temporary investments............................  $   19      $   14
  Accounts and notes receivable, net
     Customer...............................................     635         460
     Affiliated companies...................................     118         170
     Other..................................................     223         326
  Inventories...............................................      26          42
  Deferred income tax benefit...............................     106          67
  Assets from commodity price risk management activities....      96          --
  Regulatory assets.........................................     116         202
  Other.....................................................      60          16
                                                              ------      ------
          Total current assets..............................   1,399       1,297
                                                              ------      ------
Plant, property and equipment, net..........................   4,822       3,952
Investment in affiliated companies..........................     173         322
Other.......................................................     156         184
                                                              ------      ------
          Total assets......................................  $6,550      $5,755
                                                              ======      ======

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings (including current maturities on
     long-term debt)........................................  $  463      $  715
  Accounts payable
     Trade..................................................     682         578
     Affiliated companies...................................      99          --
     Other..................................................      84          --
  Note payable to EPG.......................................     125         170
  Accrual for regulatory issues.............................      --         167
  Liabilities from commodity price risk management
     activities.............................................      73          --
  Other.....................................................     442         356
                                                              ------      ------
          Total current liabilities.........................   1,968       1,986
                                                              ------      ------
Long-term debt, less current maturities.....................   1,081       1,150
                                                              ------      ------
Deferred income taxes.......................................   1,218         769
                                                              ------      ------
Postretirement benefits.....................................     285         309
                                                              ------      ------
Other.......................................................     511         307
Minority interest...........................................      25          --
                                                              ------      ------
Commitments and contingencies (See Note 5)
Stockholders' equity
  Series A Preferred Stock..................................     300         296
  Series B Preferred Stock..................................     152          --
  Common stock, par value $.01 per share; authorized 100,000
     shares; issued 1,000 shares............................      --          --
  Additional paid-in capital................................     941         938
  Retained earnings.........................................      76          --
  Cumulative translation adjustment.........................      (7)         --
                                                              ------      ------
          Total stockholders' equity........................   1,462       1,234
                                                              ------      ------
          Total liabilities and stockholders' equity........  $6,550      $5,755
                                                              ======      ======

              The accompanying Notes are an integral part of these
                Consolidated and Combined Financial Statements.

                         EL PASO TENNESSEE PIPELINE CO.

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                  1997        1996      1995
                                                              ------------   -------   -------
                                                                 POST-
                                                              ACQUISITION     PRE-ACQUISITION
                                                              CONSOLIDATED       COMBINED
Cash flows from operating activities
Net income (loss)...........................................    $   112      $  (105)  $   157
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities
  Depreciation, depletion and amortization..................        143          217       196
  Undistributed earning in equity investments...............         (2)          13       (12)
  Deferred income taxes (benefit)...........................        186          (47)       88
  Net gain on sale of assets................................         --          (35)      (11)
  Extraordinary loss, net of tax............................         --          234        --
  Cash paid for interest allocated to affiliates, net of
    tax.....................................................         --         (139)     (117)
  Net take-or-pay recoveries................................         --            3        36
  Changes in components of working capital --
    Accounts and notes receivables..........................       (224)          39       451
    Inventories.............................................         13          (11)       --
    Other current assets....................................        (23)          15         8
    Net commodity price risk management activities..........        (23)          --        --
    Accounts payables.......................................        278           32       (25)
    Accrual for regulatory issues...........................       (146)          32      (156)
    Current liabilities.....................................        (81)        (280)     (114)
  Decrease in long-term notes and other receivables (net)...         --          455       332
  Other.....................................................        (35)        (396)      (68)
                                                                -------      -------   -------
    Net cash provided by operating activities...............        198           27       765
                                                                -------      -------   -------
Cash flows from investing activities
  Capital expenditures......................................       (126)        (323)     (337)
  Investment in joint ventures and equity investees.........        (46)         (41)     (241)
  Net proceeds from disposal of businesses and assets.......          9          465        17
  Net change in advances to EPG.............................        170         (170)       --
  Collection of note receivable from partnership............         53           --        --
  Investment in annuity.....................................        (40)          --        --
  Other.....................................................          2          (16)       24
                                                                -------      -------   -------
    Net cash provided by (used in) investing activities.....         22          (85)     (537)
                                                                -------      -------   -------
Cash flows from financing activities
  Issuance of Old Tenneco common and treasury shares........         --          164       102
  Issuance of Series A Preferred Stock......................         --          296        --
  Issuance of Series B Preferred Stock......................        150           --        --
  Purchase of Old Tenneco common stock......................         --         (172)     (655)
  Redemption of Old Tenneco preferred stock.................         --          (20)      (20)
  Dividends (Old Tenneco common and preferred stock)........        (36)        (321)     (286)
  Net increase (decrease) in short-term debt excluding
    current maturities on long-term debt....................         --         (410)      415
  Increase (decrease) in borrowings under the Credit
    Facility................................................     (1,183)       1,600        --
  Increase (decrease) in note payable to affiliate..........        (45)         170        --
  Issuance of other long-term debt..........................        883          310       594
  Retirement of long-term debt..............................        (15)      (2,270)     (497)
  Net cash contributions from affiliates....................         34          476       320
  Other.....................................................         (3)          --        --
                                                                -------      -------   -------
    Net cash used in financing activities...................       (215)        (177)      (27)
                                                                -------      -------   -------
Increase (decrease) in cash and temporary cash
  investments...............................................          5         (235)      201
Cash and temporary cash investments, at beginning of
  period....................................................         14          249        48
                                                                -------      -------   -------
Cash and temporary cash investments, at end of period.......    $    19      $    14   $   249
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

                         EL PASO TENNESSEE PIPELINE CO.

           STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY
                              AND COMBINED EQUITY
                       (IN MILLIONS EXCEPT SHARE AMOUNTS)

                                COMMON STOCK     SERIES A    SERIES B    ADDITIONAL              CUMULATIVE
                              ----------------   PREFERRED   PREFERRED    PAID-IN     RETAINED   TRANSLATION   COMBINED    TOTAL
                              SHARES   AMOUNT      STOCK       STOCK      CAPITAL     EARNINGS   ADJUSTMENT     EQUITY    EQUITY
                              ------   -------   ---------   ---------   ----------   --------   -----------   --------   -------
January 1, 1995
  Pre-Acquisition
  Combined..................     --    $    --     $ --        $ --         $ --      $    --      $    --     $   382    $   382
  Net income................                                                                                       157        157
  Cash paid for interest
    allocated to affiliates,
    net of tax..............                                                                                      (117)      (117)
  Change in corporate debt
    allocated to
    affiliates..............                                                                                       930        930
  Cash contributions from
    affiliates, net.........                                                                                       320        320
  Noncash distributions to
    affiliates, net.........                                                                                      (235)      (235)
  Distributions to Old
    Tenneco stockholders,
    net.....................                                                                                      (750)      (750)
                              -----    -------     ----        ----         ----      -------      -------     -------    -------
December 31, 1995
  Pre-Acquisition
  Combined..................     --         --       --          --           --           --           --         687        687
  Net loss..................                                                                                      (105)      (105)
  Cash paid for interest
    allocated to affiliates,
    net of tax..............                                                                                      (139)      (139)
  Change in corporate debt
    allocated to
    affiliates..............                                                                                    (2,292)    (2,292)
  Cash distributions to
    affiliates, net.........                                                                                       476        476
  Noncash contributions from
    affiliates, net.........                                                                                     2,126      2,126
  Distributions to Old
    Tenneco stockholders,
    net.....................                                                                                      (267)      (267)
  Issuance of Series A
    Preferred Stock.........                        296                                                                       296
                              -----    -------     ----        ----         ----      -------      -------     -------    -------
December 11, 1996
  Pre-Acquisition
  Combined..................     --         --      296          --           --           --           --         486        782
  Merger transaction........  1,000                                          486                                  (486)        --
  Acquisition adjustment to
    record assets and
    liabilities at fair
    value...................                                                 452                                              452
                              -----    -------     ----        ----         ----      -------      -------     -------    -------
December 31, 1996
  Post-Acquisition
  Consolidated..............  1,000         --      296          --          938           --           --          --      1,234
Net Income..................                                                              112                                 112
Dividends...................                                                              (36)                                (36)
Issuance of Series B
  Preferred stock...........                                    152                                                           152
Translation adjustment......                                                                            (7)                    (7)
Other.......................                          4                        3                                                7
                              -----    -------     ----        ----         ----      -------      -------     -------    -------
December 31, 1997
  Post-Acquisition
  Consolidated..............  1,000    $    --     $300        $152         $941      $    76      $    (7)    $    --    $ 1,462
                              =====    =======     ====        ====         ====      =======      =======     =======    =======

              The accompanying Notes are an integral part of these
                Consolidated and Combined Financial Statements.

                         EL PASO TENNESSEE PIPELINE CO.

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. MERGER AND DISTRIBUTIONS

     On December 12, 1996, EPTPC became an indirect subsidiary of EPG as a result of the Merger between Old Tenneco and an indirect subsidiary of EPG. Prior to the Merger, Old Tenneco and its subsidiaries effected various intercompany transfers and distributions which restructured, divided and separated their businesses, assets and liabilities so that all the assets, liabilities and operations related to the Industrial Business and the Shipbuilding Business were spun-off to Old Tenneco's then existing common stockholders in the Distributions. The entity consisting of the Industrial Business was subsequently renamed Tenneco Inc. and the entity consisting of the Shipbuilding Business was renamed Newport News. Following the Distributions, the remaining operations consisted primarily of those operations related to the transmission and marketing of natural gas and the discontinued operations of Old Tenneco. Pursuant to the Merger, Old Tenneco was renamed EPTPC. As a result of the Merger, EPG indirectly owns 100 percent of the common stock of EPTPC, representing at the effective time of the Merger approximately 75 percent of the equity value of EPTPC; the balance of the equity value of EPTPC is held by the holders of its Series A Preferred Stock, which was issued in a registered public offering in November 1996 and remains outstanding.

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

     In preparation for the Merger and Distributions, Old Tenneco initiated the Debt Realignment. As part of the Debt Realignment, Old Tenneco initiated tender offers for certain issues of the Company's debt and certain other debt issues were exchanged into New Tenneco debt, defeased or otherwise retired. Upon completion of the debt realignment transactions, the Company was only responsible for the remaining debt which was not tendered, exchanged, defeased or otherwise retired. The Company recognized an after-tax extraordinary charge of $234 million related to the Debt Realignment immediately prior to the Merger.

     At December 31, 1996, EPTPC had approximately $1.6 billion of borrowings under its revolving credit and competitive advance facility (the "Credit Facility") dated as of November 4, 1996. In addition, the Company had $300 million ($296 million net book value) of Series A Preferred Stock outstanding and $134 million aggregate principal amount of debt which was not redeemed or retired as a part of the Debt Realignment. Borrowings under the Credit Facility are guaranteed by EPG. The primary assets of EPTPC consist of its investment in TGP, which holds the majority of the Company's operations, and management anticipates that the funds necessary to service the debt and other securities of EPTPC will be provided by EPG or the operations and asset sale or financing transactions of TGP.

     On October 30, 1996, the IRS issued a private letter ruling to Old Tenneco, in which it ruled that for U.S. federal income tax purposes (i) the Distributions would be tax-free to Old Tenneco and, except to the extent cash was received in lieu of fractional shares, to its then existing stockholders,
(ii) the Merger would constitute a tax-free reorganization, and (iii) that certain other transactions effected in connection with the Merger and Distributions would be tax-free. If the Distributions were not to qualify as tax-free distributions, then a corporate level federal income tax would be assessed to the consolidated group of which Old Tenneco was the common parent. This corporate level federal income tax would be payable by EPTPC. Under certain limited circumstances, however, New Tenneco and Newport News have agreed to indemnify EPTPC for a defined portion of such tax liabilities.

     The consideration provided in the Merger was approximately $4 billion, including retained debt and EPG equity consideration valued at $913 million.

  Accounting for Acquisition by EPG

     The acquisition of the Company by EPG pursuant to the Merger has been accounted for using the purchase method of accounting and included the application of "push down" accounting to the Company's financial statements effective as of December 31, 1996. Accordingly, an allocation of the purchase price has been assigned to the assets and liabilities acquired based upon the estimated fair value of those assets and liabilities as of the acquisition date. A substantial portion of the excess purchase price was allocated to the property, plant and equipment of the Company's interstate pipeline systems. An independent appraisal of the fair value of the property acquired was completed in 1997. In addition, the Company made adjustments during 1997 to other components of the preliminary purchase price allocation relating to regulatory, tax, environmental or other issues based upon any changes in the Company's preliminary assumptions or analysis. Current FERC policy does not permit the Company to recover through its rates amounts allocated in purchase accounting to its regulated operations in excess of original cost.

     The Consolidated Balance Sheets of EPTPC and subsidiaries as of December 31, 1997 and 1996, contained herein reflects the purchase price recorded by EPG and is referred to herein as "Post-Acquisition." The combined financial statements of the Company for periods prior to December 31, 1996, are referred to as "Pre-Acquisition." As a result of the change in the basis of accounting from historical cost to reflect EPG's purchase cost, the financial statements for Pre-Acquisition periods are not comparable to those of Post-Acquisition periods. See also "Basis of Presentation" discussion below.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation and Principles of Consolidation

     The consolidated financial statements include the accounts of all majority-owned and controlled subsidiaries of the Company after the elimination of all significant intercompany accounts and transactions. Investments in companies where the Company has the ability to exert significant influence over operating and financial policies are accounted for using the equity method. The financial statements for previous periods include certain reclassifications that were made to conform to the current presentation. Such reclassifications have no impact on reported net income or stockholders' equity.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements. Actual results could differ from those estimates.

  Accounting for Regulated Operations

     The Company's businesses that are subject to the regulations and accounting requirements of FERC have followed the accounting requirements of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, which may differ from those accounting methods used by non-regulated entities. Transactions that have been recorded differently as a result of regulatory accounting requirements include: transition costs to be recovered under a volumetric surcharge; certain benefits and other costs and taxes included in or expected to be included in future rates, including costs to refinance debt. When the accounting method followed is prescribed by or allowed by the regulatory authority for rate-making purposes, such accounting conforms to the generally accepted accounting principle of matching costs against the revenues to which they apply.

     Changes in the regulatory and economic environment may, at some point in the future, create circumstances in which the application of regulatory accounting principles will no longer be appropriate. If the Company's regulated business fail to qualify under these accounting principles, an amount would be charged to earnings as an extraordinary item in accordance with SFAS No. 101, Regulated Enterprises -- Accounting for Discontinuation of Application of SFAS No. 71. At December 31, 1997, this amount was estimated to be approximately $15 million, net of income taxes. Any potential charge would be non-cash and would have no direct effect on the regulated companies' ability to seek recovery of the underlying deferred costs in their future rate proceedings or on their ability to collect the rates set thereby.

  Cash and Temporary Investments

     Short-term investments purchased with an original maturity of three months or less are considered cash equivalents.

  Allowance for Doubtful Accounts and Notes Receivable

     The Company has established a provision for losses on accounts and notes receivable, as well as for gas imbalances due from shippers and operators, which may become uncollectible. Collectibility is reviewed regularly, and the allowance is adjusted as necessary primarily under the specific identification method. The balances of this provision at December 31, 1997 and 1996, were $12 million and $45 million, respectively.

  Gas Imbalances

     The Company values gas imbalances due to or due from shippers and operators at the appropriate index price. The gas imbalances are settled in cash or made up in-kind.

  Inventories

     Inventories, consisting of materials and supplies and gas in storage, are valued at the lower of cost or market with cost determined using the average cost method.

  Property, Plant, and Equipment

     Included in the Company's property, plant, and equipment is construction work in progress of approximately $148 million and $110 million at December 31, 1997, and 1996, respectively. An allowance for both debt and equity funds used during construction of regulated projects is included in the cost of the Company's property, plant, and equipment.

     Depreciation of the Company's regulated transmission facilities are provided primarily using the composite method over the estimated useful lives of the depreciable facilities. The rates for depreciation range from approximately 1 percent to 4 percent.

     Depreciation of the Company's nonregulated properties is provided using the straight line or composite method which, in the opinion of management, is adequate to allocate the cost of properties over their estimated useful lives.

     Additional acquisition cost assigned to utility plant represents the excess of allocated purchase costs over historical costs that resulted from the December 1996 acquisition by EPG of EPTPC. These costs are being amortized on a straight-line basis over the estimated useful life of the properties.

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

  Environmental Costs

     Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors and include estimates of associated legal costs. All available evidence is considered including prior experience in remediation of contaminated sites, other companies' clean-up experience and data released by the EPA or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances. These liabilities are included in the balance sheets at their undiscounted amounts. Recoveries are evaluated separately from the liability and, when recovery is assured, are recorded and reported separately from the associated liability in the consolidated financial statements as a regulatory asset.

  Price Risk Management Activities

     The Company utilizes derivative financial instruments to manage market risks associated with certain energy commodities, interest rates, and foreign currency exchange rates. In its commodity price risk management activities, the Company engages in both trading and non-trading activities.

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

     Under mark-to-market accounting, financial instruments with third parties are reflected at estimated market value, with resulting unrealized gains and losses recorded in operating income in the Consolidated Statements of Income. The net gains or losses recognized in the current period result primarily from transactions originating within the period and the impact of price movements on transactions originating in previous periods. The assets and liabilities resulting from mark-to-market accounting are presented as assets from commodity price risk management activities and liabilities from commodity price risk management activities in the Consolidated Balance Sheets. Terms regarding cash settlement of the contracts vary with respect to the actual timing of cash receipts and payments. Receivables and payables resulting from these timing differences are presented in accounts receivable, and accounts payable in the Consolidated Balance Sheets. Cash inflows and outflows associated with these price risk management activities are recognized in operating cash flow as the settlements of transactions occur.

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

     Derivative and other financial instruments are also utilized in connection with non-trading activities. The Company enters into forwards, swaps, and other contracts to hedge the impact of market fluctuations on assets, liabilities, production, or other contractual commitments. Hedge accounting is applied only if the derivative reduces the risk of the underlying hedge item, is designated as a hedge at its inception, and is expected to result in financial impacts which are inversely correlated to those of the item(s) being hedged. If correlation ceases to exist, hedge accounting is terminated and mark-to-market accounting is applied. Changes in market value of these transactions are deferred until the gain or loss on the hedged item is recognized. If the hedged item matures or is sold, the value of the derivative or other financial instrument is recognized as a gain or loss in operating income in the Consolidated Statements of Income. Cash inflows and outflows associated with these price risk management activities are recognized in operating cash flow as the settlements of transactions occur. See Note 4 for a further discussion of the Company's price risk management activities.

  Income Taxes

     Income taxes are based on income reported for tax return purposes along with a provision for deferred income taxes. Deferred income taxes are provided to reflect the tax consequences in future years of differences between the financial statement and tax bases of assets and liabilities at each year end. Tax credits are accounted for under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances.

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

     As a result of the Merger, the Company entered into a new tax sharing agreement with Newport News, New Tenneco and EPG. This new tax sharing agreement provides, among other things, for the allocation among the parties of tax assets and liabilities arising prior to, as a result of, and subsequent to the Distributions. Generally, EPTPC will be liable for taxes imposed on itself. With respect to periods prior to the consummation of the Distributions, in the case of federal income taxes imposed on the combined activities of Old Tenneco and other members of its consolidated group prior to giving effect to the Distributions, New Tenneco and Newport News will be liable to the Company for federal income taxes attributable to their activities, and each will be allocated an agreed-upon share of estimated tax payments made by EPTPC for Old Tenneco. Pursuant to the new tax sharing agreement, the Company paid New Tenneco in 1997 for the tax benefits realized from the deduction of 1996 taxable losses generated by a debt realignment in accordance with the Merger.

  Capital Structure Reporting

     The Company's capital structure is presented in accordance with the Financial Accounting Standards Board SFAS No. 129, Disclosure of Information about Capital Structure.

  Recent Pronouncements

  Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This pronouncement is effective for fiscal years beginning after December 15, 1997. The Company is planning to adopt this statement in the first quarter of 1998.

  Segment Reporting

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes the way that public business enterprises report information about operating segments in annual and interim financial statements issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This pronouncement is effective for financial statements for periods beginning after December 15, 1997. The Company is planning to adopt this statement in the first quarter of 1998 and does not expect the number of reportable segments to change.

  Pensions and Other Postretirement Benefits Disclosures

     In February 1998, SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued by the Financial Accounting Standards Board to standardize related disclosure requirements, SFAS No. 132 requires that additional information be disclosed regarding changes in the benefit obligation and fair values of plan assets, and eliminates certain disclosures no longer considered useful, including general descriptions of the plans. Aggregation of information about certain plans is also permitted. This statement does not change the requirements for the measurement and recognition of those plans. It is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the effect of this pronouncement.

  Other

     In 1997, the Company adopted or applied the relevant provisions of SFAS No. 123, Accounting for Stock-Based Compensation SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, SFAS No. 128, Earnings per Share, SFAS No. 129, Disclosure of Information about Capital Structure, the Securities and Exchange Commission's Financial Reporting Release No. 48, Disclosure of Derivative and Other Financial Instruments and Statement of Position No. 96-1, Environmental Remediation Liabilities. The adoption or application of these pronouncements did not have a material impact on the Company's financial position or results of operations.

3. FINANCING TRANSACTIONS

     In contemplation of the Merger and Distributions, Old Tenneco initiated a Debt Realignment to restructure, realign, and divide the Company's indebtedness. As part of this Debt Realignment, Old Tenneco completed certain cash tender offers for approximately $1.5 billion aggregate principal amount of the Company's outstanding notes and debentures. In addition, approximately $1.9 billion aggregate principal amount of Old Tenneco notes and debentures were exchanged into notes and debentures of New Tenneco. Certain other components of the Company's historical short-term and long-term debt were defeased, redeemed or otherwise retired in the Debt Realignment. The cash funding requirements of the Debt Realignment were financed with internally generated cash, new borrowings under the Credit Facility, cash contributions from New Tenneco and Newport News, and proceeds from the issuance of the Series A Preferred Stock. All obligations relating to the Series A Preferred Stock, all borrowings under the Credit Facility, and the other remaining debt of the Company, including debt which was not tendered or exchanged in the Debt Realignment, has been retained by the Company subsequent to the Merger. Restrictive covenants on the Company's remaining debt which were subject to the Debt Realignment were eliminated as a part of the Debt Realignment transactions. The Company recognized an after-tax extraordinary charge of $234 million in 1996 (net of $126 million income tax benefit) related to the Company's debt realignment immediately prior to the Merger.

     Subsequent to the Merger, the majority of the Company's debt consisted of borrowings under the Credit Facility and the notes and debentures that were not tendered or exchanged pursuant to the Debt Realignment. The long-term debt amounts at December 31, 1996 were adjusted to fair market value in the application of purchase accounting, as discussed in Note 1, "Merger and Distributions."

     Long-term debt outstanding at December 31, 1997 and 1996, consisted of the following:

                                                               1997      1996
                                                              ------    ------
                                                              POST-ACQUISITION
(IN MILLIONS)                                                   CONSOLIDATED
EPTPC
  Credit Facility due 1999, average effective interest rate
    of 5.9% in 1997 and 6.8% in 1996........................  $   --    $1,600
  Debentures due 2008 through 2025, average effective
    interest rate of 7.2% in 1997 and 8.9% in 1996..........      55        55
  Notes due 1998 through 2005, average effective interest
    rate of 6.4% in 1997 and 9.6% in 1996...................      87        90
TGP
  Debentures due 2011, average effective interest rate of
    7.9% in 1997 and 15.1% in 1996..........................      75        74
  Debentures due 2017, average effective interest rate of
    7.8% in 1997............................................     295        --
  Debentures due 2027, average effective interest rate of
    7.2% in 1997............................................     296        --
  Debentures due 2037, average effective interest rate of
    7.9% in 1997............................................     293        --
El Paso Energy Credit Corporation
  Senior notes due 1997 and 2001, average effective interest
    rate of 6.0% in 1997 and 9.9% in 1996...................      15        30
  Subordinated notes due 1998, average effective interest
    rate of 6.5% in 1997 and 9.9% in 1996...................       7         7
Other Subsidiaries
  Notes due 1997 through 2014, average effective interest
    rate of 8.1% in 1997 and 7.6% in 1996...................       4         9
                                                              ------    ------
                                                               1,127     1,865
    Less current maturities.................................      46       715
                                                              ------    ------
              Total long-term debt..........................  $1,081    $1,150
                                                              ======    ======

     The following are aggregate maturities of long-term debt for the next five years and in total thereafter:

                                                              (IN MILLIONS)
1998........................................................     $   46
1999........................................................          3
2000........................................................          7
2001........................................................         41
2002........................................................         12
Thereafter..................................................      1,018
                                                                 ------
          Total long-term debt, including current
            maturities......................................     $1,127
                                                                 ======

     At December 31, 1996, EPTPC had an additional $900 million outstanding under its credit facility which was classified as long-term debt because it was expected to be refinanced with long-term debt during the first quarter of 1997.

     In March 1997, TGP issued $300 million aggregate principal of 7 1/2% debentures due 2017, $300 million aggregate principal of 7% debentures due 2027, and $300 million aggregate principal of 7 5/8% debentures due 2037. Proceeds of approximately $883 million, net of issuance costs, were used to repay a portion of EPTPC's credit facility. As a result of such offering, TGP has approximately $100 million remaining under its February 1997 shelf registration.

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

     As of December 31, 1997, and 1996, the carrying amounts of certain financial instruments held by the Company, including cash, cash equivalents, short-term borrowings and investments, and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments. The fair value of the long-term debt has been estimated based on quoted market prices for the same or similar issues. The fair value of all derivative financial instruments is the estimated amount at which management believes they could be liquidated over a reasonable period of time, based on quoted market prices, current market conditions, or other estimates obtained from third-party dealers.

     The following table reflects the carrying amount and estimated fair value of the Company's financial instruments at December 31:

                                                               1997                     1996
                                                       ---------------------    ---------------------
                                                       CARRYING                 CARRYING
                                                        AMOUNT    FAIR VALUE     AMOUNT    FAIR VALUE
                                                       --------   ----------    --------   ----------
                                                                       (IN MILLIONS)
Balance sheet financial instruments:
  Long-term debt.....................................   $1,127      $1,199       $1,865      $1,865
Other financial instruments:
  Trading
     Futures contracts...............................       (3)         (3)          --          --
     Option contracts................................        3           3           --          --
     Swap and forwards contracts.....................       23          23           --          --

  Trading Commodity Activities

     The Company, through its merchant services business, offers integrated price risk management services for trading purposes to the energy sector. These services primarily relate to energy related commodities including natural gas, power, NGLs, refined products and crude oil. The Company provides these services through a variety of financial instruments including forward contracts involving cash settlements or physical delivery of an energy commodity, swap contracts, which require payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for the commodity, options and other contractual arrangements. The Company recognized gross margin of $28 million during 1997 arising from its trading activities.

     The Company had no trading commodity activities during 1996 and no material commodity hedging activities during 1996 or at December 31, 1996.

     The fair value of the financial instruments as of December 31, 1997, and the average fair value of those instruments held during the year are set forth below (amounts in millions):

                                                                                AVERAGE FAIR
                                                                                VALUE FOR THE
                                                                                 YEAR ENDED
                                                       ASSETS    LIABILITIES     12/31/97(A)
                                                       ------    -----------    -------------
Futures contracts....................................   $ 4          $ 7             $--
Option contracts.....................................    15           12               2
Swap and forward contracts...........................    77           54              18

---------------

(a) computed using the net asset balance at each month end.

Notional Amounts and Terms

     The notional amounts and terms of these financial instruments at December 31, 1997 are set forth below (natural gas and petroleum volumes in trillions of British thermal unit equivalent, power volumes in millions of megawatt hours):

                                                 FIXED PRICE    FIXED PRICE       MAXIMUM
                                                    PAYOR        RECEIVER      TERMS IN YEARS
                                                 -----------    -----------    --------------
Energy Commodities
  Natural gas..................................     4,079         3,584              20
  Power........................................        12            13               1
  Petroleum products...........................       197           195               2

     Notional amounts reflect the volume of transactions but do not represent the amounts exchanged by the parties. Accordingly, notional amounts are an incomplete measure of the Company's exposure to market or credit risks. The maximum terms in years detailed above are not indicative of likely future cash flows as these positions may be offset in the markets at any time based on the Company's risk management needs and liquidity of the commodity market.

     The volumetric weighted average maturity of the Company's entire portfolio of price risk management activities as of December 31, 1997, was approximately two years.

  Market and Credit Risks

     The Company serves a diverse customer group that includes independent power producers, industrial companies, gas and electric utilities, oil and gas producers, financial institutions and other energy marketers. This broad customer mix generates a need for a variety of financial structures, products and terms. This diversity requires the Company to manage, on a portfolio basis, the resulting market risks inherent in these transactions subject to parameters established by the Company's risk management committee. Market risks are monitored by a risk control group operating separately from the units that create or actively manage these risk exposures to ensure compliance with the Company's stated risk management policies.

     The Company measures and adjusts the risk in its portfolio in accordance with mark-to-market and other risk management methodologies which utilize forward price curves in the energy markets to estimate the size and probability of future potential exposure.

     Credit risk relates to the risk of loss that the Company would incur as a result of non-performance by counterparties pursuant to the terms of their contractual obligations. The counterparties associated with the Company's assets from price risk management activities as of December 31, 1997 are summarized as follows (amounts in millions):

                                                 ASSETS FROM PRICE RISK MANAGEMENT ACTIVITIES
                                                           AS OF DECEMBER 31, 1997
                                               ------------------------------------------------
                                                                           BELOW
                                               INVESTMENT GRADE(A)    INVESTMENT GRADE    TOTAL
                                               -------------------    ----------------    -----
Energy marketers.............................          $21                  $ 3            $24
Financial institutions.......................           20                                  20
Oil and gas producers........................           14                    4             18
Gas and electric utilities...................           16                    2             18
Industrials..................................            6                    1              7
Other........................................            8                    1              9
                                                       ---                  ---            ---
          Total assets from price risk
            management activities............          $85                  $11            $96
                                                       ===                  ===            ===

---------------

(a) "Investment Grade" is primarily determined using publicly available credit ratings along with consideration of collateral, which encompass standby letters of credit, parent company guarantees and property interest, including oil and gas reserves. Included in Investment Grade are counterparties with a minimum Standard & Poor's or Moody's rating of BBB-or Baa3, respectively.

     This concentration of counterparties may impact the Company's overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions.

     The Company maintains credit policies with regard to its counterparties to minimize overall credit risk. These policies require an evaluation of potential counterparties' financial condition (including credit rating), collateral requirements under certain circumstances and the use of standardized agreements which allow for the netting of positive and negative exposures associated with a single counterparty.

  Other Price Risk Management Activities

     The Company had no derivative financial instruments except for energy commodity contracts disclosed above at December 31, 1996 and 1997.

5. COMMITMENTS AND CONTINGENCIES

 Indonesian Economic Difficulties

     The Company owns a 47.5 percent interest in a power generating plant in Sengkang, South Sulawesi, Indonesia, with a book value at December 31, 1997 of approximately $19 million. Recent economic events in Indonesia have resulted in the devaluation of the Indonesian Rupiah and delays or cancellations of certain infrastructure power projects in that country. The Company has met with PLN and the Indonesian Minister of Finance to discuss the terms of its power sales agreement in light of the economic problems. While the Company cannot predict the ultimate outcome of Indonesia's financial difficulties or the impact of such matters to the Company, it believes the PLN, with the backing of the Office of the Minister of Finance, will honor all current invoices on the Sengkang project in full and therefore, the current economic difficulties in Indonesia will not have a material adverse effect on the Company's financial position or results of operations.

  Rates and Regulatory Matters

     In February 1997, TGP filed with FERC a settlement of all issues related to the recovery by TGP of its GSR and other transition costs and related proceedings (the "GSR Stipulation and Agreement"). In April 1997, FERC approved the settlement and TGP implemented the settlement on May 1, 1997. Under the terms of the GSR Stipulation and Agreement, TGP is entitled to collect from customers up to $770 million, of which approximately $682 million has been collected as of December 31, 1997. TGP is entitled to recover additional transition costs, up to the remaining $88 million, through a demand transportation surcharge and an interruptible transportation surcharge. The demand transportation surcharge portion is scheduled to be recovered over a period extending through December 1998. There is no time limit for collection of the interruptible transportation surcharge portion. The terms of the GSR Stipulation and Agreement also provide for a rate case moratorium through November 2000 (subject to certain limited exceptions) and an escalating rate cap, indexed to inflation, through October 2005, for certain of TGP's customers.

     In December 1994, TGP filed for a general rate increase with FERC and in April 1996, it filed a settlement resolving that proceeding. The settlement included a structural rate design change that results in a larger portion of TGP's transportation revenues being dependent upon throughput. In October 1996, FERC approved the stipulation with certain modifications and clarifications which are not material. In January 1997, FERC issued an order denying requests for rehearing of that order. Under the stipulation, TGP's refund obligation was approximately $185 million, inclusive of interest, of which $161 million was refunded to customers in March 1997 and June 1997 with the remaining $24 million refund obligation offset against GSR recoveries in accordance with particular customer elections. TGP had provided a reserve for these rate refunds as revenues were collected. One party, a competitor of TGP, filed with the Court of Appeals a Petition for Review of the FERC orders.

     In July 1997, FERC issued an order on rehearing of its July 1996 order addressing cost allocation and rate design issues of TGP's 1991 general rate proceeding. All cost of service issues were previously resolved pursuant to a settlement that was approved by FERC. In the July 1996 order, FERC remanded to the presiding ALJ the issue of proper allocation of TGP's New England lateral costs. In the July 1997 order on rehearing, FERC clarified, among other things, that although the ultimate resolution as to the proper allocation of costs will be applied retroactively to July 1, 1995, the cost of service settlement does not allow TGP to recover from other customers amounts that TGP may ultimately be required to refund. TGP has filed with the Court of Appeals a Petition for Review of the FERC orders on this issue. In December 1997, the ALJ issued his decision on the proper allocation of the New England lateral costs. The decision adopts a methodology that economically approximates TGP's current methodology. The ALJ's decision is pending before FERC.

     In October 1997, TGP filed its cashout report for the period September 1995 through August 1996. TGP previously filed cashout reports for the period September 1993 through August 1995. TGP's October 1997 filing showed a cumulative loss of $11 million that would be rolled forward to the next cashout period pursuant to its tariff. FERC has requested additional information and justification from TGP as to its cashout methodology and reports. TGP's cashout methodology and reports are currently pending before FERC.

     Substantially all of the revenues of TGP are generated under long-term gas transmission contracts. Contracts representing approximately 70 percent of TGP's firm transportation capacity will be expiring over the next three years, principally in November 2000. Although TGP cannot predict how much capacity will be resubscribed, a majority of the expiring contracts cover service to northeastern markets, where there is currently little excess capacity. Several projects, however, have been proposed to deliver incremental volumes to these markets. Although TGP is actively pursuing the renegotiation, extension and/or replacement of these contracts, there can be no assurance as to whether TGP will be able to extend or replace these contracts (or a substantial portion thereof) or that the terms of any renegotiated contracts will be as favorable to TGP as the existing contracts.

     Management believes the ultimate resolution of the aforementioned rate and regulatory matters, which are in various stages of finalization, will not have a material adverse effect on the Company's financial position or results of operations.

  Environmental Matters

     As of December 31, 1997, the Company had a reserve of approximately $253 million to cover environmental assessments and remediation activities discussed below.

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

     In May 1995 following negotiations with its customers, TGP filed with FERC a separate Stipulation and Agreement (the "Environmental Stipulation") that establishes a mechanism for recovering a substantial portion of the environmental costs identified in the internal project. In November 1995, FERC issued an order approving the Environmental Stipulation. Although one shipper filed for rehearing, FERC denied rehearing of its order in February 1996. The Environmental Stipulation was effective July 1, 1995. As of December 31, 1997, a balance of $27 million remains to be collected under this agreement.

     The Company and certain of its subsidiaries have been designated, have received notice that they could be designated, or have been asked for information to determine whether they could be designated as a PRP with respect to 29 sites under CERCLA or Superfund or state equivalents. The Company has sought to resolve its liability as a PRP with respect to these Superfund sites through indemnification by third parties and/or settlements which provide for payment of the Company's allocable share of remediation costs. As of December 31, 1997, the Company has estimated its share of the remediation costs at these sites to be between $52 million and $62 million and has provided reserves that it believes are adequate for such costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases the Company has asserted a defense to any liability, the Company's estimate of its share of remediation costs could change. Moreover, liability under the federal Superfund statute is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs has been considered, where appropriate, in its determination of its estimated liability as described herein. The Company presently believes that the costs associated with the current status of such entities as PRPs at the Superfund sites referenced above will not have a material adverse effect on the Company's financial position or results of operations.

     The Company has initiated proceedings against its historic liability insurers seeking payment or reimbursement of costs and liabilities associated with environmental matters. In these proceedings, the Company contends that certain environmental costs and liabilities associated with various entities or sites, including costs associated with former operating sites, must be paid or reimbursed by certain of its historic insurers. The proceedings are in their initial stages and accordingly, it is not possible to predict the outcome.

     It is possible that new information or future developments could require the Company to reassess its potential exposure related to environmental matters. As such information becomes available, or developments occur, related accrual amounts will be adjusted accordingly. While there are still uncertainties relating to the ultimate costs which may be incurred, based upon the Company's evaluation and experience to date, the Company believes the recorded reserve is adequate.

  Legal Proceedings

     See Item 3, Legal Proceedings, which is incorporated herein by reference.

  Year 2000

     The Company has established an executive steering committee and a project team to coordinate the assessment, remediation, testing and implementation of the necessary modifications to its key computer applications (which consist of internally developed computer applications, third party software, hardware and embedded chip systems) to assure that such systems and related processes will remain functional.

     The assessment phase related to internally developed computer applications has been completed and the costs estimate for making the necessary changes to such systems, including implementation and testing efforts, is approximately $8 million to be spent in 1998 and 1999. These estimates were based on various factors including availability of internal and external resources and complexity of the software applications. The recent upgrade of various systems, particularly the financial systems, to a Year 2000 compliant client/server platform have greatly reduced or eliminated concerns in those areas.

     The assessment phase for the third party software and hardware impacts is continuing, with completion of that phase and an estimate of costs necessary to modify or replace those systems to be available in the second quarter of 1998. Included in this phase of the project is the effort to obtain representations and assurances from third party vendors that their software and hardware products being used by the Company are or will be Year 2000 compliant. Implementation and testing phases are expected to be completed by mid 1999.

     It is the Company's goal to ensure that all of the critical systems and processes which are under its direct control remain functional. However, because certain systems may be interrelated with systems outside the control of the Company, there can be no assurance that all implementations will be successful. Management does not expect the costs to modify its systems or to correct any unsuccessful system implementations to have a material adverse impact on the company's financial position or results of operations.

  Capital Commitments

     At December 31, 1997, the Company had capital or investment commitments of $104 million, which are expected to be funded through cash provided by operations and/or incremental borrowings. The Company's other planned capital and investment projects are discretionary in nature, with no substantial capital commitments made in advance of the actual expenditures.

  Purchase Obligations

     In connection with the financing commitments of certain joint ventures, TGP has entered into unconditional purchase obligations for products and services totaling $99 million at December 31, 1997. TPG's annual obligations under these agreements are $22 million for the year 1998, $21 million for the years 1999 and 2000, $11 million for the year 2001, $4 million for the year 2002, and $20 million thereafter. Payments under such obligations, including additional purchases in excess of contractual obligations, were $26 million, $25 million and $26 million for the years 1997, 1996 and 1995, respectively. Prior to August 1997, TGP had an obligation to purchase 30 percent of the output of the Great Plains coal gasification project's original design capacity through July 2009. TGP has executed a settlement of this contract as a part of its GSR negotiations, recorded the related liability, and, in the third quarter of 1997, purchased an annuity for $42 million to fund the expected remaining monthly demand requirements of the contract which under the settlement continue through January 2004.

  Guarantees

     At December 31, 1997 and 1996, the Company had guaranteed payment and performance of approximately $3 million and $3 million, respectively, primarily with respect to letters of credit and other guarantees supporting various financing and operating activities.

     Management is not aware of other commitments or contingent liabilities which would have a material adverse effect on the Company's financial condition or results of operations.

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

     At the end of the second quarter of 1997, the Company acquired for $26 million a 50 percent legal interest and controlling voting interest in a company that owns and operates a 70 MW power plant located in Dunaujvaros, Hungary.

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

     During 1996, TGP sold its 13.2 percent interest in Iroquois, its 50 percent interest in Dauphin Island Gathering System and certain other assets, resulting in a net pre-tax gain of $3 million.

     In December 1996, subsequent to the Merger, the Company sold 70 percent of its interests in two natural gas pipeline systems in Australia to CNGI Australia Pty. Limited, a wholly-owned indirect subsidiary of Consolidated Natural Gas Company, and four Australian investors for approximately $400 million, inclusive of related debt financing involving these projects, and completed the sale of its oil and gas exploration, production and financing unit, formerly known as Tenneco Ventures, in a $105 million transaction. There was no gain or loss recognized on these transactions due to the Merger and the application of pushdown accounting to the Company. The net proceeds from these transactions were utilized to retire outstanding borrowings under the Credit Facility in 1997.

7. INCOME TAXES

     Following are the analysis of the components of the post-acquisition income tax expense for the year ended December 31, 1997 and comparative analyses of the components of pre-acquisition combined income tax expense (benefit) for the years 1996 and 1995.

                                                          1997           1996      1995
                                                          ----           ----      -----
                                                    POST-ACQUISITION     PRE-ACQUISITION
(IN MILLIONS)                                         CONSOLIDATED          COMBINED
Current
  Federal ........................................       $ (93)          $ 27      $ (96)
  State and local.................................         (35)            44        (22)
                                                         -----           ----      -----
                                                          (128)            71       (118)
                                                         -----           ----      -----
Deferred
  Federal ........................................         153            (25)        76
  State and local.................................          33            (22)        12
                                                         -----           ----      -----
                                                           186            (47)        88
                                                         -----           ----      -----
Income tax expense (benefit)......................       $  58           $ 24      $ (30)
                                                         =====           ====      =====

     Following is a reconciliation of income taxes computed at the statutory U.S. federal income tax rate (35 percent for all years presented) to the income tax expense (benefit) reflected in the Post-Acquisition Consolidated Statement of Income for the year 1997 and in the Pre-Acquisition Combined Statements of Income for the years 1996 and 1995:

                                                           1997           1996      1995
                                                           ----           ----      ----
                                                     POST-ACQUISITION     PRE-ACQUISITION
(IN MILLIONS)                                          CONSOLIDATED          COMBINED
Tax expense computed at the statutory U.S. federal
  income tax rate..................................       $  59           $ 54      $ 44
Increases (reductions) in income tax expense
  resulting from:
  State and local taxes on income, net of U.S.
     federal income tax benefit....................          (1)            14        (6)
  Permanent differences on sales of assets.........          --              8        12
  Realization of unrecognized deferred tax
     assets........................................          --            (38)      (72)
  Net reversal of tax reserves.....................          --             (4)       --
  Other............................................          --            (10)       (8)
                                                          -----           ----      ----
Income tax expense (benefit).......................       $  58           $ 24      $(30)
                                                          =====           ====      ====

     Current U.S. income tax expense (benefit) for the years ended December 31, 1996 and 1995, includes a reduction in current tax amounts of $74 million and $63 million, respectively, related to the allocation of corporate interest expense to the Industrial Business and the Shipbuilding Business. Reference is made to Note 16 for information concerning corporate debt and interest allocated to the Industrial Business and the Shipbuilding Business from the Company.

     The components of the Company's net deferred tax liability at December 31, 1997 and 1996, were as follows:

                       (IN MILLIONS)                           1997       1996
                       -------------                          ------      -----
                                                              POST-ACQUISITION
                                                                CONSOLIDATED
Deferred tax assets
  U.S. net operating loss carryforwards.....................  $   92      $  --
  Postretirement benefits other than pensions...............     122        124
  Regulatory issues.........................................      69        235
  Environmental reserve.....................................      99         71
  Other.....................................................     226        202
                                                              ------      -----
  Total deferred tax asset..................................     608        632
                                                              ------      -----
Deferred tax liabilities
  Tax over book depreciation................................   1,461      1,001
  Regulatory issues.........................................      70        158
  Book versus tax gains and losses on asset disposals.......       3         39
  Other.....................................................     190        136
                                                              ------      -----
  Total deferred tax liability..............................   1,724      1,334
                                                              ------      -----
Net deferred tax liability(1)...............................  $1,116      $ 702
                                                              ======      =====

---------------

(1) As of December 31, 1997, $4 million of current deferred state income taxes are included in other current liabilities on the balance sheet.

     The cumulative undistributed earnings of certain foreign subsidiaries and foreign corporate joint ventures were approximately $3 million as of December 31, 1997. Since the earnings have been or are intended to be indefinitely reinvested in foreign operations, no provision has been made for any U.S. taxes or foreign withholding taxes that may be applicable. If a distribution of such earnings were to be made, the Company may be subject to both foreign withholding tax and U.S. income taxes, net of any allowable foreign tax credits or deduction, however, an estimate of such taxes is not practicable.

     As of December 31, 1997, approximately $263 million of net operating losses were available to offset future tax liabilities through the year 2012. Usage of the carryover is subject to the limitations provided for under Section 382 of the IRS Code as well as the separate return limitation year rules of IRS regulations.

     EPG and EPTPC each file a separate consolidated federal income tax return which includes the operations of their respective subsidiaries as they existed at the time of the Merger. Deferred taxes corresponding to the allocation of the purchase price to the assets and liabilities acquired, have been reflected in the Consolidated Balance Sheets at December 31, 1996, and 1997.

8. EMPLOYEE BENEFITS

  Postretirement Benefits, Other than Pension

     As part of the Distributions and Merger, the Company assumed responsibility for certain benefits for former employees of Old Tenneco and the postretirement health care plans for the Company's employees were significantly changed. The Company will be responsible for benefits for both the Company's former employees and former employees of operations previously disposed of by Old Tenneco. Employees who retired before July 1, 1997 received the same benefits as former employees. While employees who retire on or after July 1, 1997 will continue to receive $10,000 of postretirement life insurance, they will not receive any employer subsidized postretirement health care benefits. All of these benefits may be subject to deductibles, co-payment provisions and other limitations. The Company has reserved the right to change these benefits.

     The majority of the Company's postretirement benefit plans are not funded. In June 1994, two trusts were established to fund postretirement benefits for certain plan participants of TGP. The contributions are collected from customers in FERC approved rates. Plan assets consist principally of fixed income securities.

     The funded status of the postretirement benefit plans reconciles with amounts recognized in the Consolidated Balance Sheets at December 31, 1997 and 1996, as follows:

                       (IN MILLIONS)                          1997       1996
                       -------------                          -----      -----
                                                              POST-ACQUISITION
                                                                CONSOLIDATED
Accumulated postretirement benefit obligation...............  $ 350      $ 353
Plan assets at fair value...................................      7          4
                                                              -----      -----
Accumulated postretirement benefit obligation in excess of
  plan assets...............................................    343        349
Unrecognized net (gain) loss resulting from plan experience
  and changes in actuarial assumptions......................    (17)         1
                                                              -----      -----
Accrued postretirement benefit cost.........................  $ 326      $ 350
                                                              =====      =====

     As of December 31, 1997 and 1996, the current portion of the postretirement benefits was $41 million and $41 million, respectively.

     In December 1992, FERC issued a statement of policy which allows jurisdictional pipelines to recognize allowances for prudently incurred costs of postretirement benefits other than pensions on an accrual basis consistent with the accounting principles set forth in SFAS No. 106. The Company believes that all costs of providing postretirement benefits to its employees are necessary and prudent operating expenses and that such costs are recoverable in rates. Accordingly, postretirement benefit costs related to FERC regulated operations have been deferred as a regulatory asset. At December 31, 1997 the balance of this regulatory asset was $26 million and is being recovered through rates.

     The net periodic postretirement benefit cost for the years 1997, 1996 and 1995 consists of the following components:

                   (IN MILLIONS)                            1997          1996       1995
                   -------------                      ----------------    -----      -----
                                                      POST-ACQUISITION    PRE-ACQUISITION
                                                        CONSOLIDATED          COMBINED
Service cost for benefits earned during the year....        $ --          $  1       $  1
Interest cost on accumulated postretirement benefit
  obligation........................................          26            25         26
Net amortization of unrecognized amounts............          (1)          (12)       (13)
                                                            ----          ----       ----
Net periodic postretirement benefit cost............        $ 25          $ 14       $ 14
                                                            ====          ====       ====

     Actuarial estimates for the Company's plans assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 5 percent for 1998, and remaining at that level thereafter. Increasing the assumed health care cost trend rate by one percentage-point in each year would increase the 1997 accumulated postretirement benefit obligations by approximately $3 million, and would increase the aggregate of the service cost and interest cost components of the net postretirement benefit cost for 1997 by approximately $.2 million.

     The discount rates (which are based on long-term market rates) used in determining the 1997 and 1996 accumulated postretirement benefit obligations were 7.00 percent and 7.75 percent, respectively.

  Pension Plans

     In conjunction with the Distributions in December 1996, benefit accruals for Company employees in the Old Tenneco Retirement Plan (the "TRP") were frozen as of the last day of December 1996 and all benefits were fully vested. New Tenneco became the sole sponsor of the TRP such that the Company is not responsible for any benefits accrued before the last day of December 1996. The Company employees became participants in the new EPG Cash Balance Pension Plan as of January 1, 1997 with no account balances credited for prior service.

     During 1997, the Company offered special termination benefits to employees who were at least 55 years old on December 31, 1996 and who were vested in the TRP. The 220 employees accepting this offer received an enhanced cash balance equivalent to and in lieu of severance benefits provided pursuant to the merger agreement at a cost of $11 million. The Company had accrued for these benefits in December 1996.

9. MINORITY INTEREST

     At the end of the second quarter of 1997, the Company acquired for $25 million a 50 percent legal interest and controlling voting interest in a company that owns and operates a 70 MW power plant located in Dunaujvaros, Hungary. During the third quarter the Company began consolidating this investment. Accordingly, the assets and liabilities of the acquired company are reflected in the Consolidated Balance Sheets, while the equity not owned by the Company is included in minority interest in the Consolidated Balance Sheets. Revenues and expenses of the acquired company are reflected in the Consolidated Statements of Income. Contractually, the Company is entitled to receive 100 percent of the income of the acquired company, and the other equity owners are income participants only to the extent they receive reduced electricity rates; therefore, no minority interest is presented in the Consolidated Statements of Income.

10. PREFERRED STOCK

     At December 31, 1997, EPTPC had authorized 20 million shares of preferred stock. In November 1996, the Company issued 6 million shares of Series A Preferred Stock. The Series A Preferred Stock is not convertible into shares of any other class or series of stock of the Company and it has no maturity date. Holders of shares of Series A Preferred Stock are entitled to receive cash dividends payable quarterly at the rate of 8 1/4% of the stated value of $50 per share. It is not redeemable at the option of EPTPC prior to December 31, 2001, unless one or more amendments to the Internal Revenue Code are enacted that reduce the percentage of the dividends received deduction as specified in
Section 243(a)(1) of the Internal Revenue Code. On or after December 31, 2001, the Series A Preferred Stock is redeemable at the option of the Company, in whole or in part, upon not less than 30 days' notice at a redemption price of $50 per share, plus unpaid dividends.

     In March 1997, the Company issued approximately 3 million shares of Series B Preferred Stock, which is subordinated to the Series A Preferred Stock, to EPG in exchange for cancellation of indebtedness owed to EPG of approximately $152 million. EPG is entitled to receive cash dividends payable annually at the rate of 8 1/2% of the stated value of $50 per share. On or after December 31, 2001, the Series B Preferred Stock is redeemable at the option of the Company, in whole or in part, upon not less than 30 days' notice at a redemption price of $50 per share, plus unpaid dividends.

     In March 1998, the Company will issue up to 1.1 million shares of Series C Preferred Stock, which is subordinated to the Series A Preferred Stock, to El Paso Energy Corporation in exchange for EPG's merchant services activities and related assets and liabilities for a value of up to approximately $55 million. El Paso Energy Corporation is entitled to receive cash dividends payable annually at the rate of 6 1/4% of the stated value of $50 per share.

11. INVENTORIES

     Inventories consisted of the following at December 31:

                                                              1997    1996
                                                              ----    ----
                                                              POST-ACQUISITION
(IN MILLIONS)                                                 CONSOLIDATED
Materials and supplies......................................  $16     $19
Gas in storage..............................................   10      23
                                                              ---     ---
          Total.............................................  $26     $42
                                                              ===     ===

12. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant and equipment consisted of the following at December 31:

                                                               1997      1996
                                                              ------    ------
                                                              POST-ACQUISITION
(IN MILLIONS)                                                   CONSOLIDATED
Property, plant, and equipment, at cost.....................  $2,518    $2,371
Less accumulated depreciation and depletion.................     120        --
                                                              ------    ------
                                                               2,398     2,371
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................   2,424     1,581
                                                              ------    ------
          Total property, plant and equipment, net..........  $4,822    $3,952
                                                              ======    ======

     Current FERC policy does not permit the Company to recover amounts in excess of original cost allocated in purchase accounting to its regulated operations through rates.

13. INVESTMENT IN AFFILIATED COMPANIES

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

     At December 31, 1997 and 1996, the Company's consolidated stockholders' equity included equity in undistributed earnings from equity method investments of $2 million and $12 million, respectively. Dividends and distributions received from affiliates accounted for on the equity method were $17 million, $43 million and $53 million during 1997, 1996 and 1995, respectively.

     Summarized financial information of the Company's proportionate share of 50 percent or less owned companies accounted for by the equity method of accounting as of December 31, 1997, 1996 and 1995, and for the years then ended is as follows:

                                                1997               1996                1995
                                          ----------------    ---------------    ----------------
                                                   POST-ACQUISITION              PRE-ACQUISITION
(IN MILLIONS)                                        CONSOLIDATED                    COMBINED
Current assets..........................        $ 49               $ 46                $ 60
Non-current assets......................         501                545                 543
Short-term debt.........................          10                 18                 122
Other current liabilities...............          28                 37                  24
Long-term debt..........................         317                244                 152
Other non-current liabilities...........          51                 39                  25
Equity in net assets....................         143                253                 280
Revenues and other income...............         101                 98                 184
Costs and expenses......................          81                 68                 119
Net income..............................          20                 30                  65

14. NATURE OF OPERATIONS AND SIGNIFICANT CUSTOMERS

     The Company is principally engaged in the transportation, gathering, processing and marketing of natural gas. For the year ended December 31, 1997, the Company's operating revenues were predominately derived from the transportation and marketing of natural gas and other commodities. The Company's principal end markets for the transportation of natural gas are the Northeast and Midwest United States. Prior to the Merger, EPECC, a Company subsidiary, was engaged in financing, on a nonrecourse basis, receivables of other operating divisions of Old Tenneco. El Paso Energy Credit Corporation continues to sell certain energy receivables in the ordinary course of its business subsequent to the Merger.

     The Company did not have gross revenues from any customer equal to, or in excess of, 10 percent of the combined operating revenues for the years ended December 31, 1997, 1996, and 1995.

15. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table contains supplemental cash flow information for the years ended December 31:

                                                             1997          1996      1995
                                                       ----------------    -----    ------
                                                       POST-ACQUISITION    PRE-ACQUISITION
(IN MILLIONS)                                            CONSOLIDATED         COMBINED
Interest.............................................       $ 130          $491     $ 420
Income tax payments (refunds)........................         (72)          251      (123)

16. TRANSACTIONS WITH AFFILIATES

  Combined Equity

     The "Combined Equity" caption in the accompanying combined financial statements represents Old Tenneco's cumulative investment in the combined businesses of the Company prior to the Merger. Changes in the "Combined Equity" caption represent the net income (loss) of the Company, cash paid for interest allocated to affiliates, net of tax, changes in corporate debt allocated to affiliates, contributions from (distributions to) Old Tenneco stockholders, and net cash and noncash contributions from (distributions to) affiliates. Reference is made to the statements of changes in consolidated stockholders' equity and combined equity for an analysis of activity in the "Pre-Acquisition Combined Equity" caption for each of the two years in the period ended December 31, 1996.

  General and Administrative Expenses

     Included in the total operation and maintenance expenses for 1996 and 1995, is $17 million and $16 million, respectively, which represents the Company's share of Old Tenneco's corporate general and administrative costs for legal, financial, communication and other administrative services. Old Tenneco's corporate general and administrative expenses have been allocated based on the estimated level of effort devoted to Old Tenneco's various operations and relative size based on revenues, gross property and payroll. The Company's management believes the method for allocating corporate general and administrative expenses is reasonable and that total general and administrative expenses reflected in the accompanying pre-acquisition combined statements of income are reasonable when compared with the total general and administrative costs the Company would have incurred on a stand-alone basis.

  Corporate Debt and Interest Allocations

     The Company's practice before the Merger was to incur indebtedness for its consolidated group at the parent company level or at a limited number of subsidiaries rather than at the operating company level, and to centrally manage various cash functions. Consequently, corporate debt of the Company and its related interest expense have been allocated to Old Tenneco's automotive, packaging, and shipbuilding businesses ("Old Tenneco's non-energy operations") based upon the portion of Old Tenneco's investment in Old Tenneco's non-energy operations that is deemed to be debt, generally based upon the ratio of Old Tenneco's non-energy operations' net assets to Old Tenneco's consolidated net assets plus debt. Interest expense was allocated at a rate equivalent to the weighted-average cost of all corporate debt, which was 8.2 percent and 7.7 percent for 1996 and 1995, respectively. Total pre-tax interest expense allocated to Old Tenneco's non-energy operations in 1996 and 1995 was $211 million and $180 million, respectively. Old Tenneco's non-energy operations have also been allocated tax benefits totaling approximately 35 percent of the allocated pre-tax interest expense. Although interest expense, and the related tax effects, have been allocated to Old Tenneco's non-energy operations for financial reporting on a historical basis, Old Tenneco's non-energy operations have not been billed for these amounts. The changes in allocated corporate debt and the after-tax allocated interest expense have been included as a component of the Company's combined equity. Although management believes that the historical allocation of corporate debt and interest expense is reasonable, it is not necessarily indicative of the debt currently borrowed by the Company or the debt which the Company may incur in the future.

  Notes and Advances Receivable or Payable with Affiliates

     For the years 1996 and 1995 cash contributions from (distributions to) affiliates in the Statements of Changes in Consolidated Stockholders' Equity and Combined Equity consist of net cash changes in notes and advances receivable or payable between the Company and the Industrial Business and Shipbuilding Business which have been included in combined equity. Historically, Old Tenneco has utilized notes and advances to centrally manage cash funding requirements for its consolidated group.

     The "Note payable to EPG" balance at December 31, 1997 and 1996 relates to an interest-bearing demand loan first made to TGP from EPG in December 1996 subsequent to the Merger.

  Accounts Receivable and Accounts Payable -- Affiliated Companies

     Balances in accounts receivable and accounts payable -- affiliated companies relate to activities in the normal course of business. Amounts consist of cash advances and amounts associated with marketing contracts transferred to the Company's marketing subsidiaries effective April 1997.

  Employee Benefits

     Certain employees of the Company participated in Old Tenneco's employee stock ownership and employee stock purchase plans. The Old Tenneco employee stock ownership plan provided for the grant of Old Tenneco common stock options and other stock awards at a price not greater than market value at the date of grant. The Old Tenneco employee stock purchase plan allowed employees to purchase Old Tenneco common stock at a 15 percent discount subject to certain thresholds. Certain employees of the Industrial

Business and Shipbuilding Business also participated in Old Tenneco's employee stock ownership and employee stock purchase plans. The cost of stock issued to these employees was billed to the Industrial Business and Shipbuilding Business. In connection with the Distributions, outstanding options on Old Tenneco common stock held by the Company's employees were vested so that they became fully exercisable prior to the Merger. If not exercised prior to the Merger, such options were cancelled upon consummation of the Merger. Outstanding options on Old Tenneco common stock held by the Industrial Business and Shipbuilding Business employees were converted into new options of New Tenneco and Newport News as applicable, so as to preserve the aggregate value of the options held prior to the Distributions.

     Employees of the Company also participated in certain Old Tenneco postretirement and pension plans. Reference is made to Note 8, "Employee Benefits," for a further discussion of the plans.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

                       QUARTER                          OPERATING       OPERATING            NET
                    (IN MILLIONS)                       REVENUES         INCOME         INCOME (LOSS)
                    -------------                       ---------       ---------       -------------
                                                              POST-ACQUISITION CONSOLIDATED
1997 1st..............................................   $  689           $ 76              $  30
      2nd.............................................      785             52                 17
      3rd.............................................      851             62                 25
      4th.............................................    1,277             73                 40
                                                         ------           ----              -----
                                                         $3,602           $263              $ 112
                                                         ======           ====              =====

                                                                  PRE-ACQUISITION COMBINED
1996 1st..............................................   $  754           $ 63              $  49
      2nd.............................................      626             35                 24
      3rd.............................................      616             52                 22
      4th.............................................      712             32               (200)
                                                         ------           ----              -----
                                                         $2,708           $182              $(105)
                                                         ======           ====              =====

---------------

NOTE: See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 3, 6, and 7 of the notes to consolidated and combined financial statements for significant issues affecting comparability of quarterly results.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To El Paso Tennessee Pipeline Co.:

     We have audited the consolidated and combined financial statements and the financial statement schedule of El Paso Tennessee Pipeline Co. listed in Item 14(a) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of El Paso Tennessee Pipeline Co. as of December 31, 1997 and 1996, the consolidated results of its operations and its cash flows for the year ended December 31, 1997, and the combined results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Houston, Texas
March 12, 1998

                                  SCHEDULE II

                         EL PASO TENNESSEE PIPELINE CO.
                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                 (IN MILLIONS)

                COLUMN A                   COLUMN B           COLUMN C            COLUMN D    COLUMN E
                --------                   --------    -----------------------    --------    --------
                                          BALANCE AT   CHARGED TO   CHARGED TO                BALANCE
                                          BEGINNING    COSTS AND      OTHER                    AT END
              DESCRIPTION                 OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   OF YEAR
              -----------                 ----------   ----------   ----------   ----------   --------
1997
  Allowance for doubtful accounts.......     $ 49         $ 21         $ --           51(a)     $19
1996
  Allowance for doubtful accounts.......     $ 49         $ 19         $  8         $ 27        $49
1995
  Allowance for doubtful accounts.......     $ 21         $ 26         $  9         $  7        $49

---------------

(a) Primarily accounts written off.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing under the caption "Proposal No. 1 -- Nominee for Election of Director by Series A Preferred Stockholders" and "Section 16(a) Beneficial Ownership Reporting Compliance" in EPTPC's proxy statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference. Information regarding executive officers of EPTPC is presented in Item 1 of this Form 10-K under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information appearing under the caption "Executive Compensation" in EPTPC's proxy statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information appearing under the caption "Security Ownership of Certain Beneficial Owners of the Company " in EPTPC's proxy statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference. Information appearing under the caption "Security Ownership of Directors and Executive Officers" in EPTPC's proxy statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information appearing under the caption "Relationships with El Paso Energy Corporation and El Paso Natural Gas Company" in EPTPC's proxy statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

      1. Financial statements.

     The following consolidated and combined financial statements of the Company are included in Part II, Item 8 of this report:

                                                                PAGE
                                                                ----
     Consolidated and Combined Statements of Income.........     24
     Consolidated Balance Sheets............................     25
     Consolidated and Combined Statements of Cash Flows.....     26
     Statements of Changes in Consolidated Stockholders'
      Equity and Combined Equity............................     27
     Notes to Consolidated and Combined Financial
      Statements............................................     28
     Report of independent accountants......................     50

      2. Financial statement schedules and supplementary information required to be submitted.

     Schedule II -- Valuation and qualifying accounts.......     51
     Schedules other than that listed above are omitted
      because they are not applicable

 3. Exhibit list............................................     54

     (b) Reports on Form 8-K:

     None

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

         2.A             -- Amended and Restated Merger Agreement dated as of June
                            19, 1996, among EPG, El Paso Merger Company and Old
                            Tenneco (Exhibit 2.A to Registration No. 333-10911).
         2.B             -- Distribution Agreement, dated as of November 1, 1996,
                            among Old Tenneco, New Tenneco Inc. and Newport News
                            Shipbuilding Inc. (Exhibit 2.2 to the Form 8-K of EPG
                            dated December 26, 1996, File No. 1-2700). Amendment No.
                            1 to Distribution Agreement entered into as of December
                            11, 1996, by and among Old Tenneco, New Tenneco Inc. and
                            Newport News Shipbuilding Inc. (Exhibit 2.3 to the Form
                            8-K/A of EPG dated January 21, 1997, File No. 1-2700).
         3.A             -- Certificate of Incorporation as amended and supplemented as of March 1, 1995 (Exhibit 3(a)(1) to Form 10-K of
                            Tenneco Inc. for the fiscal year ended December 31, 1994,
                            File No. 1-9864). Certificate of Retirement of Preferred
                            Stock Redeemed or Purchased, dated February 16, 1996;
                            Certificate of Elimination of the Series A Cumulative
                            Preferred Stock of Tenneco Inc. dated February 27, 1996;
                            Certificate of Elimination of the Variable Rate Preferred
                            Stock of Tenneco Inc. dated February 27, 1996;
                            Certificate of Elimination of the Participating Preferred
                            Stock of Tenneco Inc. dated February 27, 1996;
                            Certificate of Designation, Preferences and Rights of
                            8 1/4% Cumulative Junior Preferred Stock, Series A, dated
                            November 18, 1996; Certificate of Amendment of
                            Certificate of Incorporation, dated December 11, 1996;
                            Certificate of Merger dated December 11, 1996; and
                            Certificate of Designation, Preferences and Rights of
                            8 1/2% Cumulative Junior Preferred Stock, Series B, dated
                            March 5, 1997.
        *3.A  .1         -- Certificate of Designation, Preferences and Rights of
                            6 1/4% Cumulative Junior Preferred Stock, Series C, dated
                            March 4, 1998.
        *3.B             -- By-laws of EPTPC, as amended March 1, 1998.
         4.A             -- Indenture dated as of March 4, 1997, between TGP and The
                            Chase Manhattan Bank (Exhibit 4.1 to EPTP's Form 10-K
                            filed March 14, 1997).
         4.B             -- First Supplemental Indenture dated as of March 13, 1997, between TGP and The Chase Manhattan Bank to the Indenture
                            dated as of March 4, 1997, between TGP and The Chase
                            Manhattan Bank (Exhibit 4.2 to EPTP's Form 10-K filed
                            March 14, 1997).
         4.C             -- Second Supplemental Indenture dated as of March 13, 1997, between TGP and The Chase Manhattan Bank to the Indenture
                            dated as of March 4, 1997, between TGP and The Chase
                            Manhattan Bank (Exhibit 4.3 to EPTP's Form 10-K filed
                            March 14, 1997).
         4.D             -- Third Supplemental Indenture dated as of March 13, 1997, between TGP and The Chase Manhattan Bank to the Indenture
                            dated as of March 4, 1997, between TGP and The Chase
                            Manhattan Bank (Exhibit 4.4 to EPTP's Form 10-K filed
                            March 14, 1997).
       *21               -- List of Subsidiaries and Affiliates of El Paso Tennessee
                            Pipeline Co.
       *27               -- Financial Data Schedule.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, El Paso Tennessee Pipeline Co. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of March 1998.

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

                 SIGNATURE                                  TITLE                          DATE
                 ---------                                  -----                          ----

            /s/ WILLIAM A. WISE               Chairman of the Board, President,            March 23, 1998
--------------------------------------------  Chief Executive Officer and
              William A. Wise                 Director

            /s/ H. BRENT AUSTIN               Executive Vice President, Chief              March 23, 1998
--------------------------------------------  Financial Officer and Director
              H. Brent Austin

           /s/ JOEL RICHARDS III              Executive Vice President and                 March 23, 1998
--------------------------------------------  Director
             Joel Richards III

           /s/ BRITTON WHITE, JR.             Executive Vice President, General            March 23, 1998
--------------------------------------------  Counsel and Director
             Britton White, Jr.

           /s/ JEFFREY I. BEASON              Vice President, Controller and               March 23, 1998
--------------------------------------------  Director
             Jeffrey I. Beason

           /s/ KENNETH L. SMALLEY             Director                                     March 23, 1998
--------------------------------------------
             Kenneth L. Smalley

                               INDEX TO EXHIBITS

           2.A           -- Amended and Restated Merger Agreement dated as of June
                            19, 1996, among EPG, El Paso Merger Company and Old
                            Tenneco (Exhibit 2.A to Registration No. 333-10911).
           2.B           -- Distribution Agreement, dated as of November 1, 1996,
                            among Old Tenneco, New Tenneco Inc. and Newport News
                            Shipbuilding Inc. (Exhibit 2.2 to the Form 8-K of EPG
                            dated December 26, 1996, File No. 1-2700). Amendment No.
                            1 to Distribution Agreement entered into as of December
                            11, 1996, by and among Old Tenneco, New Tenneco Inc. and
                            Newport News Shipbuilding Inc. (Exhibit 2.3 to the Form
                            8-K/A of EPG dated January 21, 1997, File No. 1-2700).
           3.A           -- Certificate of Incorporation as amended and supplemented as of March 1, 1995 (Exhibit 3(a)(1) to Form 10-K of
                            Tenneco Inc. for the fiscal year ended December 31, 1994,
                            File No. 1-9864). Certificate of Retirement of Preferred
                            Stock Redeemed or Purchased, dated February 16, 1996;
                            Certificate of Elimination of the Series A Cumulative
                            Preferred Stock of Tenneco Inc. dated February 27, 1996;
                            Certificate of Elimination of the Variable Rate Preferred
                            Stock of Tenneco Inc. dated February 27, 1996;
                            Certificate of Elimination of the Participating Preferred
                            Stock of Tenneco Inc. dated February 27, 1996;
                            Certificate of Designation, Preferences and Rights of
                            8 1/4% Cumulative Junior Preferred Stock, Series A, dated
                            November 18, 1996; Certificate of Amendment of
                            Certificate of Incorporation, dated December 11, 1996;
                            Certificate of Merger dated December 11, 1996; and
                            Certificate of Designation, Preferences and Rights of
                            8 1/2% Cumulative Junior Preferred Stock, Series B, dated
                            March 5, 1997.
          *3.A .1        -- Certificate of Designation, Preferences and Rights of
                            6 1/4% Cumulative Junior Preferred Stock, Series C, dated
                            March 4, 1998.
          *3.B           -- By-laws of EPTPC, as amended March 1, 1998.
           4.A           -- Indenture dated as of March 4, 1997, between TGP and The
                            Chase Manhattan Bank (Exhibit 4.1 to EPTP's Form 10-K
                            filed March 14, 1997).
           4.B           -- First Supplemental Indenture dated as of March 13, 1997, between TGP and The Chase Manhattan Bank to the Indenture
                            dated as of March 4, 1997, between TGP and The Chase
                            Manhattan Bank (Exhibit 4.2 to EPTP's Form 10-K filed
                            March 14, 1997).
           4.C           -- Second Supplemental Indenture dated as of March 13, 1997, between TGP and The Chase Manhattan Bank to the Indenture
                            dated as of March 4, 1997, between TGP and The Chase
                            Manhattan Bank (Exhibit 4.3 to EPTP's Form 10-K filed
                            March 14, 1997).
           4.D           -- Third Supplemental Indenture dated as of March 13, 1997, between TGP and The Chase Manhattan Bank to the Indenture
                            dated as of March 4, 1997, between TGP and The Chase
                            Manhattan Bank (Exhibit 4.4 to EPTP's Form 10-K filed
                            March 14, 1997).
         *21             -- List of Subsidiaries and Affiliates of El Paso Tennessee
                            Pipeline Co.
         *27             -- Financial Data Schedule.