Form 10-Q/A
period 1998-03-31
EL PASO TENNESSEE PIPELINE CO
filed 1998-08-14
CIK 823549

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10-Q/A
(MARK ONE)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         EL PASO TENNESSEE PIPELINE CO.

                                EXPLANATORY NOTE

     El Paso Tennessee Pipeline Co. hereby amends its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, to include Restated Financial Data Schedules for the following periods as a result of a change in reporting entity as defined in Accounting Principles Board Opinion No. 20, "Accounting Changes":

Year Ended December 31, 1997
Year Ended December 31, 1996
Year Ended December 31, 1995
Quarter Ended March 31, 1997
Quarter Ended June 30, 1997
Quarter Ended September 30, 1997
Quarter Ended March 31, 1996
Quarter Ended June 30, 1996
Quarter Ended September 30, 1996

     Accordingly, the undersigned hereby amends the Exhibit Index of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, by inserting in the Exhibit Index Exhibits 27(2) through 27(10) filed herewith. All exhibits other than Exhibits 27(2) through 27(10) that are marked with an asterisk (*) in the Exhibit List were filed with the registrant's Form 10-Q on May 15, 1998.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     Each exhibit identified below is filed as a part of this report.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
      *27(1)             -- Financial Data Schedule for the Quarter Ended March 31,
                            1998
      *27(2)             -- Financial Data Schedule for the Year Ended December 31,
                            1997
      *27(3)             -- Financial Data Schedule for the Year Ended December 31,
                            1996
      *27(4)             -- Financial Data Schedule for the Year Ended December 31,
                            1995
      *27(5)             -- Financial Data Schedule for the Quarter Ended March 31,
                            1997
      *27(6)             -- Financial Data Schedule for the Quarter Ended June 30,
                            1997
      *27(7)             -- Financial Data Schedule for the Quarter Ended September
                            30, 1997
      *27(8)             -- Financial Data Schedule for the Quarter Ended March 31,
                            1996
      *27(9)             -- Financial Data Schedule for the Quarter Ended June 30,
                            1996
     *27(10)             -- Financial Data Schedule for the Quarter Ended September
                            30, 1996

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EL PASO TENNESSEE PIPELINE CO.

Date: August 14, 1998
                                                   /s/ H. BRENT AUSTIN

                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: August 14, 1998
                                                  /s/ JEFFREY I. BEASON

                                            ------------------------------------
                                                     Jeffrey I. Beason
                                               Vice President and Controller
                                                 (Chief Accounting Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        *27(1)           -- Financial Data Schedule for the Quarter Ended March 31,
                            1998
        *27(2)           -- Financial Data Schedule for the Year Ended December 31,
                            1997
        *27(3)           -- Financial Data Schedule for the Year Ended December 31,
                            1996
        *27(4)           -- Financial Data Schedule for the Year Ended December 31,
                            1995
        *27(5)           -- Financial Data Schedule for the Quarter Ended March 31,
                            1997
        *27(6)           -- Financial Data Schedule for the Quarter Ended June 30,
                            1997
        *27(7)           -- Financial Data Schedule for the Quarter Ended September
                            30, 1997
        *27(8)           -- Financial Data Schedule for the Quarter Ended March 31,
                            1996
        *27(9)           -- Financial Data Schedule for the Quarter Ended June 30,
                            1996
        *27(10)          -- Financial Data Schedule for the Quarter Ended September
                            30, 1996