Form 10-K405/A
period 1998-12-31
EL PASO TENNESSEE PIPELINE CO
filed 1999-04-06
CIK 823549

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                  FORM 10-K/A
                               (Amendment No. 1)
(Mark One)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         EL PASO TENNESSEE PIPELINE CO.
                                EXPLANATORY NOTE

     El Paso Tennessee Pipeline Co. hereby amends its Annual Report on Form 10-K for the year ended December 31, 1998, to include for the following periods Restated Financial Data Schedules as a result of a tax-free internal reorganization effected by the parent company, El Paso Energy Corporation:

Year Ended December 31, 1997
Year Ended December 31, 1996
Quarter Ended March 31, 1998
Quarter Ended June 30, 1998
Quarter Ended September 30, 1998
Quarter Ended March 31, 1997
Quarter Ended June 30, 1997
Quarter Ended September 30, 1997

     Accordingly, the undersigned hereby amends the Exhibit Index of its Annual Report on Form 10-K for the year ended December 31, 1998, by inserting in the
Exhibit Index Exhibits 27(2) through 27(9) filed herewith. All exhibits other than Exhibits 27(2) through 27(9) that are marked with an asterisk(*) in the Exhibit List were filed with the registrant's Form 10-K on March 18, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               EL PASO TENNESSEE PIPELINE CO.

Date: April 5, 1999                                        /s/ JEFFREY I. BEASON
                                               ----------------------------------------------
                                                             Jeffrey I. Beason
                                                       Vice President and Controller
                                                         (Chief Accounting Officer)

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


        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.A           -- Amended and Restated Merger Agreement dated as of June
                            19, 1996, among EPNG, El Paso Merger Company and EPTPC
                            (Exhibit 2.A to EPNG's Registration Statement on Form S-4
                            filed August 27, 1996, File No. 333-10911).
           2.B           -- Distribution Agreement, dated as of November 1, 1996,
                            among EPTPC, New Tenneco Inc. and Newport News
                            Shipbuilding Inc. (Exhibit 2.2 to EPNG's Form 8-K filed
                            December 26, 1996, File No. 1-2700); Amendment No. 1 to
                            Distribution Agreement entered into as of December 11,
                            1996, by and among EPTPC, New Tenneco Inc. and Newport
                            News Shipbuilding Inc. (Exhibit 2.3 to EPNG's Form 8-K/A
                            filed January 21, 1997, File No. 1-2700).
           3.A           -- Certificate of Incorporation as amended and supplemented as of March 1, 1995 (Exhibit 3(a)(1) to EPTPC Form 10-K
                            for 1994, File No. 1-9864); Certificate of Retirement of
                            Preferred Stock Redeemed or Purchased, dated February 16,
                            1996; Certificate of Elimination of the Series A
                            Cumulative Preferred Stock of Tenneco Inc. dated February
                            27, 1996; Certificate of Elimination of the Variable Rate
                            Preferred Stock of Tenneco Inc. dated February 27, 1996;
                            Certificate of Elimination of the Participating Preferred
                            Stock of Tenneco Inc. dated February 27, 1996;
                            Certificate of Designation, Preferences and Rights of
                            8 1/4% Cumulative Junior Preferred Stock, Series A, dated
                            November 18, 1996; Certificate of Amendment of
                            Certificate of Incorporation, dated December 11, 1996;
                            Certificate of Merger dated December 11, 1996; and
                            Certificate of Designation, Preferences and Rights of
                            8 1/2% Cumulative Junior Preferred Stock, Series B, dated
                            March 5, 1997 (Exhibit 3.A to EPTPC's Form 10-K for 1996,
                            File No. 1-9864); Certificate of Designation, Preferences
                            and Rights of 6 1/4% Cumulative Junior Preferred Stock,
                            Series C, dated March 4, 1998 (Exhibit 3.A.1 to EPTPC's
                            Form 10-K for 1997, File No. 1-9864).
          *3.A.1         -- Certificate of Elimination of 8 1/2% Cumulative Junior
                            Preferred Stock, Series B, dated January 14, 1999,
                            Certificate of Elimination of 6 1/4% Cumulative Junior
                            Preferred Stock, Series C, dated January 14, 1999.
           3.B           -- By-laws of EPTPC, as amended March 1, 1998 (Exhibit 3.B to EPTPC's Form 10-K for 1997, File No. 1-9864).
           4.A           -- Indenture dated as of March 4, 1997, between TGP and The
                            Chase Manhattan Bank (Exhibit 4.1 to EPTPC's Form 10-K
                            for 1997, File No. 1-9864); First Supplemental Indenture
                            dated as of March 13, 1997, between TGP and The Chase
                            Manhattan Bank (Exhibit 4.2 to EPTPC's Form 10-K for
                            1997, File No. 1-9864); Second Supplemental Indenture
                            dated as of March 13, 1997, between TGP and The Chase
                            Manhattan Bank (Exhibit 4.3 to EPTPC's Form 10-K for
                            1997, File No. 1-9864); Third Supplemental Indenture
                            dated as of March 13, 1997, between TGP and The Chase
                            Manhattan Bank (Exhibit 4.4 to EPTPC's Form 10-K for
                            1997, File No. 1-9864); Fourth Supplemental Indenture
                            dated as of October 9, 1998, between TGP and The Chase
                            Manhattan Bank (Exhibit 4.2 to TGP's Form 8-K filed
                            October 9, 1998, File No. 1-4101).
         *18             -- Letter Regarding Change in Accounting Principles.
         *21             -- List of Subsidiaries.
      *27(1)             -- Financial Data Schedule for the Year Ended December 31,
                            1998.
      *27(2)             -- Financial Data Schedule for the Year Ended December 31,
                            1997.
      *27(3)             -- Financial Data Schedule for the Year Ended December 31,
                            1996.
      *27(4)             -- Financial Data Schedule for the Quarter Ended March 31,
                            1998.
      *27(5)             -- Financial Data Schedule for the Quarter Ended June 30,
                            1998.
      *27(6)             -- Financial Data Schedule for the Quarter Ended September
                            30, 1998.
      *27(7)             -- Financial Data Schedule for the Quarter Ended March 31,
                            1997.
      *27(8)             -- Financial Data Schedule for the Quarter Ended June 30,
                            1997.
      *27(9)             -- Financial Data Schedule for the Quarter Ended September
                            30, 1997.

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