Form 10-Q
period 1999-06-30
EL PASO TENNESSEE PIPELINE CO
filed 1999-08-12
CIK 823549

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     Common Stock, par value $.01 per share. Shares outstanding on August 10, 1999: 1,971

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    GLOSSARY

     The following abbreviations, acronyms, or defined terms used in this Form 10-Q are defined below:

                                      DEFINITIONS
                                      -----------
ALJ.......................  Administrative Law Judge
Company...................  El Paso Tennessee Pipeline Co. and its subsidiaries
Court of Appeals..........  United States Court of Appeals for the District of Columbia
                            Circuit
EAPRC.....................  East Asia Power Resources Corporation, a publicly traded
                            Philippine company
EBIT......................  Earnings before interest expense and income taxes, excluding affiliate interest income
EnCap.....................  EnCap Investments L.C., a Texas limited liability company
EPA.......................  United States Environmental Protection Agency
EPEC......................  El Paso Energy Corporation, the parent of El Paso Tennessee
                            Pipeline Co.
EPEI......................  El Paso Energy International Company, a wholly owned subsidiary of El Paso Tennessee Pipeline Co.
EPEM......................  El Paso Energy Marketing Company, a wholly owned indirect subsidiary of El Paso Tennessee Pipeline Co.
EPFS......................  El Paso Field Services Company, a wholly owned subsidiary of
                            El Paso Tennessee Pipeline Co.
EPNG......................  El Paso Natural Gas Company, a wholly owned subsidiary of El
                            Paso Energy Corporation
EPTPC.....................  El Paso Tennessee Pipeline Co., a direct subsidiary of El
                            Paso Energy Corporation
FERC......................  Federal Energy Regulatory Commission
GSR.......................  Gas supply realignment
PCB(s)....................  Polychlorinated-biphenyl(s)
PLN.......................  Perusahaan, Listrik Negra, the Indonesian government-owned electric utility
PRP(s)....................  Potentially responsible party(ies)
TGP.......................  Tennessee Gas Pipeline Company, a wholly owned subsidiary of
                            El Paso Tennessee Pipeline Co.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         EL PASO TENNESSEE PIPELINE CO.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER            SIX MONTHS
                                                               ENDED               ENDED
                                                              JUNE 30,            JUNE 30,
                                                          ----------------    ----------------
                                                           1999      1998      1999      1998
                                                          ------    ------    ------    ------
Operating revenues......................................  $1,005    $1,171    $2,021    $2,676
                                                          ------    ------    ------    ------
Operating expenses......................................
  Cost of gas and other products........................     703       920     1,417     2,128
  Operation and maintenance.............................     114       124       243       252
  Depreciation, depletion, and amortization.............      52        50       104        99
  Taxes, other than income taxes........................      16        14        33        29
                                                          ------    ------    ------    ------
                                                             885     1,108     1,797     2,508
                                                          ------    ------    ------    ------
Operating income........................................     120        63       224       168
                                                          ------    ------    ------    ------
Other (income) and expense
  Non-affiliated interest and debt expense..............      37        30        73        62
  Affiliated interest expense, net......................      --        10         4        16
  Equity investment earnings............................     (20)      (14)      (38)      (23)
  Net gain on sale of assets............................     (19)       (7)      (20)      (10)
  Other -- net..........................................      (9)      (11)      (24)      (18)
                                                          ------    ------    ------    ------
                                                             (11)        8        (5)       27
                                                          ------    ------    ------    ------
Income before income taxes and cumulative effect of
  accounting change.....................................     131        55       229       141
Income tax expense......................................      39        16        71        45
                                                          ------    ------    ------    ------
Income before cumulative effect of accounting change....      92        39       158        96
Cumulative effect of accounting change, net of income
  taxes.................................................      --        --       (13)       --
                                                          ------    ------    ------    ------
Net income..............................................  $   92    $   39    $  145    $   96
                                                          ======    ======    ======    ======
Comprehensive income....................................  $   94    $   35    $  138    $   91
                                                          ======    ======    ======    ======

              The accompanying Notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                         EL PASO TENNESSEE PIPELINE CO.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                               JUNE 30,      DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets
  Cash and cash equivalents.................................    $   24          $   28
  Accounts and notes receivable, net........................       636             433
  Materials and supplies....................................        21              21
  Assets from price risk management activities..............       169             151
  Other.....................................................       129             118
                                                                ------          ------
          Total current assets..............................       979             751
Property, plant, and equipment, net.........................     5,614           5,628
Investment in unconsolidated affiliates.....................       820             579
Other.......................................................       595             476
                                                                ------          ------
          Total assets......................................    $8,008          $7,434
                                                                ======          ======
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................    $1,603          $1,200
  Short-term borrowings (including current maturities of
     long-term debt)........................................       115             194
  Other.....................................................       360             471
                                                                ------          ------
          Total current liabilities.........................     2,078           1,865
                                                                ------          ------
Long-term debt, less current maturities.....................     1,555           1,467
                                                                ------          ------
Deferred income taxes.......................................     1,349           1,277
                                                                ------          ------
Other.......................................................       661             607
                                                                ------          ------
Commitments and contingencies (See Note 3)
Minority interest...........................................        65              65
                                                                ------          ------

Stockholders' equity
  Preferred stock, 20,000,000 shares authorized;
     Series A, no par; 6,000,000 shares issued; stated at
      liquidation value.....................................       300             300
  Common stock, par value $0.01 per share; authorized
     100,000 shares; issued 1,971 shares....................        --              --
  Additional paid-in capital................................     1,561           1,540
  Retained earnings.........................................       460             327
  Accumulated comprehensive income..........................       (21)            (14)
                                                                ------          ------
          Total stockholders' equity........................     2,300           2,153
                                                                ------          ------
          Total liabilities and stockholders' equity........    $8,008          $7,434
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

                         EL PASO TENNESSEE PIPELINE CO.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                SIX MONTHS
                                                                  ENDED
                                                                 JUNE 30
                                                              --------------
                                                              1999     1998
                                                              -----    -----
Cash flows from operating activities
  Net income................................................  $ 145    $  96
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............    104       99
     Deferred income taxes..................................     72       11
     Undistributed earnings in equity investees.............    (22)     (13)
     Cumulative effect of accounting change, net of income
      taxes.................................................     13       --
     Net gain on sale of assets.............................    (20)     (10)
  Working capital changes, net of the effect of
     acquisitions...........................................    (37)     (20)
  Other.....................................................    (31)     (34)
                                                              -----    -----
          Net cash provided by operating activities.........    224      129
                                                              -----    -----
Cash flows from investing activities
  Capital expenditures......................................    (90)     (86)
  Investment in joint ventures and equity investees.........   (340)    (331)
  Net change in advances from EPEC..........................    303      389
  Acquisition of EnCap Investments L.C. ....................    (36)      --
  Restricted cash deposited in escrow related to equity
     investee...............................................    (89)      --
  Proceeds from sale of assets..............................     34       14
  Other.....................................................     (6)      (1)
                                                              -----    -----
          Net cash used in investing activities.............   (224)     (15)
                                                              -----    -----
Cash flows from financing activities
  Net commercial paper repayments...........................    (79)      --
  Net proceeds from long-term note payable..................     89       --
  Dividends paid on preferred stock.........................    (12)     (12)
  Revolving credit repayments...............................     --     (117)
  Other.....................................................     (2)      --
                                                              -----    -----
          Net cash used in financing activities.............     (4)    (129)
                                                              -----    -----
Decrease in cash and temporary investments..................     (4)     (15)
Cash and temporary investments
          Beginning of period...............................     28       35
                                                              -----    -----
          End of period.....................................  $  24    $  20
                                                              =====    =====

              The accompanying Notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                         EL PASO TENNESSEE PIPELINE CO.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The 1998 Annual Report on Form 10-K for the Company includes a summary of significant accounting policies and other disclosures and should be read in conjunction with this Quarterly Report on Form 10-Q. The condensed consolidated financial statements at June 30, 1999, and for the quarters and six months ended June 30, 1999, and 1998, are unaudited. The condensed balance sheet at December 31, 1998, is derived from audited financial statements at that date. These financial statements do not include all disclosures required by generally accepted accounting principles, but have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments, except for those relating to the change in Company structure as described below, are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year due to the seasonal nature of the Company's businesses. Financial statements for the previous periods include certain reclassifications which were made to conform to the current presentation. Such reclassifications have no effect on reported net income or stockholders' equity.

  Change in Company Structure

     On December 31, 1998, EPEC completed a series of steps to effect a tax-free internal reorganization in which certain energy marketing operations of EPEM, certain field services operations of EPFS, and certain international operations of EPEI were transferred to EPTPC. The transactions were treated as a transfer of ownership between entities under common control and were accounted for in a manner similar to a pooling of interests. Accordingly, the information for the quarter and six months ended June 30, 1998, has been restated as though the transactions occurred on January 1, 1998.

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

2. ACQUISITIONS AND DISPOSITIONS

  East Asia Power

     In February 1999, the Company acquired a 46 percent ownership interest in EAPRC and an interest in a convertible loan. Following its acquisition, the Company converted part of its interest in the convertible loan to equity, increasing its ownership interest to 51 percent. In April 1999, the Company converted the balance of its interest in the convertible loan to equity, increasing its ownership interest to 65 percent. At June 30, 1999, the Company's total investment in EAPRC was approximately $75 million. Since the Company's majority ownership is expected to be temporary, the investment is accounted for under the equity method of accounting. EAPRC owns and operates seven power generation facilities in the Philippines and owns an interest in one power generation facility in China, with a total generating capacity of 412 megawatts. Electric power generated by the facilities is supplied to a diversified base of customers including National Power Corporation, the Philippine state-owned utility, private distribution companies and industrial users.

  EnCap

     In March 1999, the Company acquired EnCap for $52 million, net of cash acquired. The purchase price included $17 million in EPEC common stock, of which $7 million is issuable upon the occurrence of certain events. The acquisition was accounted for as a purchase. EnCap is an institutional funds management firm specializing in financing independent oil and gas producers. EnCap manages three separate institutional oil and gas investment funds in the U.S., and serves as investment advisor to Energy Capital Investment Company PLC, a publicly traded investment company in the United Kingdom.

  Other

     In March 1999, the Company increased its ownership interest from 30 percent to 40 percent in the Samalayuca Power project for approximately $22 million. In addition, the Company made a $48 million equity contribution replacing equity financing which was established in the second quarter of 1996.

     In June 1999, the Company acquired a 26 percent interest in a power plant in Tamil Nadu, India for $37 million. Approximately $11 million was paid in June 1999, and the remaining amount will be paid in the first quarter of 2001. The project consists of a 346 megawatt combined cycle power plant which will serve as a base load facility and sell power to the state-owned Tamil Nadu Electricity Board under a thirty-year power purchase agreement. Construction began in January 1999, and operations are expected to commence in early 2001.

     In June 1999, the Company transferred a 49 percent interest in Viosca Knoll Gathering Company to Leviathan Gas Pipeline Partners, L.P. for total consideration of approximately $80 million. Total consideration included cash of approximately $20 million with the balance in Leviathan Gas Pipeline Partners, L.P. common units. The gain from the transaction is included in net gain on sale of assets in the Consolidated Statements of Income.

3. COMMITMENTS AND CONTINGENCIES

  Indonesia

     The Company owns a 47.5 percent ownership interest in a power generating plant in Sengkang, South Sulawesi, Indonesia. Under the terms of the project's power purchase agreement, PLN purchases power from the Company in Indonesian rupiah indexed to the U.S. dollar at the date of payment. Due to the devaluation of the rupiah, the cost of power to PLN has increased. PLN has been unable to pass this increase in cost on to its customers. PLN has requested financial aid from the Minister of Finance to help ease the effects of the devaluation. PLN has been paying the Company in rupiah indexed to the U.S. dollar at the rate in effect prior to the rupiah devaluation. The difference between the current and prior exchange rate has resulted in an outstanding balance due from PLN of $15 million at June 30, 1999. The Company continues to meet with PLN on a regular basis to resolve the payment in arrears issue but has been unsuccessful to date. The Company has made additional working capital loans to the project of approximately $1 million. The total investment in the Sengkang project was approximately $26 million at June 30, 1999. All project debt is non-recourse and the Company has political risk insurance on the Sengkang project. The Company believes the current economic difficulties in Indonesia will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Brazil

     The Company owns 100 percent of a 240 megawatt power generating plant in Manaus, Brazil. Power from the plant is currently sold to a subsidiary of Centrais Electricas do Norte do Brasil, S.A., ("Eletronorte"), denominated in Brazilian real. In January 1999, the real was devalued. Under a provision in the contract, the Company is entitled to adjust its forward tariff rate to eliminate further losses associated with the devaluation. In April 1999, the contract with Eletronorte was amended to extend the term from four to six years. The Company believes the current economic difficulties in Brazil will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     The contract for the Manaus power project provides for delay and availability damages to be paid to Eletronorte if the specified construction schedule is not met or the project does not meet certain availability standards. Completion of the project was delayed beyond the originally scheduled completion dates provided in the contract, and the availability standards were not met. Such delays have resulted in claims by Eletronorte for damages. In the second quarter of 1999, the Company reached a settlement with all parties which resolved all claims for availability damages. The Company expects to reach a settlement with Eletronorte on the delay damages in the third or fourth quarter of 1999. Any settlement on the delay damages will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

     In February 1997, TGP filed a settlement with FERC of all issues related to the recovery of its GSR and other transition costs and related proceedings (the "GSR Stipulation and Agreement"). In April 1997, FERC approved the settlement. Under the terms of the GSR Stipulation and Agreement, TGP is entitled to collect up to $770 million from its customers, $693 million through a demand surcharge and $77 million through an interruptible transportation surcharge. As of June 30, 1999, the demand portion had been collected and $44 million of the interruptible transportation portion had been collected. There is no time limit for collection of the interruptible transportation surcharge portion. The terms of the GSR Stipulation and Agreement also provide for a rate case moratorium through November 2000 (subject to certain limited exceptions) and an escalating rate cap, indexed to inflation, through October 2005, for certain of TGP's customers. In accordance with the terms of the GSR Stipulation and Agreement, TGP filed a GSR Reconciliation Report with FERC in March 1999, and in June 1999, FERC accepted the report as in compliance with the GSR Stipulation and Agreement. TGP will refund $14 million to its firm customers in the third quarter of 1999, which represents the amount collected in excess of the $693 million recoverable through the demand surcharge. TGP will also be required to refund to firm customers amounts collected in excess of each firm customer's share of the final transition costs based on the final GSR Reconciliation Report, which will be filed in March 2001. Any future refund is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     In December 1994, TGP filed for a general rate increase with FERC and in October 1996, FERC approved a settlement resolving that proceeding. The settlement included a structural rate design change that results in a larger portion of TGP's transportation revenues being dependent upon throughput. One party, a competitor of TGP, filed a Petition for Review of the FERC orders with the Court of Appeals. The Court of Appeals remanded the case to FERC to respond to the competitor's argument that TGP's cost allocation methodology deterred the development of market centers (centralized locations where buyers and sellers can physically exchange gas). At FERC's request, comments were filed in January 1999. This matter is still pending before FERC.

     All cost of service issues related to TGP's 1991 general rate proceeding were resolved pursuant to a settlement agreement approved by FERC in an order which now has become final. However, cost allocation and rate design issues remained unresolved. In July 1996, following an ALJ's decision on these cost and design issues, FERC ruled on certain issues but remanded to the ALJ the issue of the proper allocation of TGP's New England lateral costs. In July 1997, FERC issued an order denying rehearing of its July 1996 order. In

February 1999, petitions for review of the July 1996 and July 1997 FERC orders were denied by the Court of Appeals. In the remand proceeding, the ALJ issued his decision on the proper allocation of the New England lateral costs in December 1997. That decision adopts a methodology that economically approximates the one currently used by TGP. In October 1998, FERC issued an order affirming the ALJ's decision and, in April 1999, FERC denied requests for rehearing of the October 1998 order. In April 1999, TGP filed with FERC revised rates to be effective May 1, 1999. In addition, TGP will refund approximately $1 million to certain of its customers in the third quarter of 1999. Upon payment of the refunds, the proceedings will be resolved.

     In April 1999, FERC approved a settlement which resolved all outstanding FERC proceedings relating to the cashout reports that TGP had filed for the period September 1993 through August 1998. The settlement also established a new cashout mechanism to account for customer imbalances. The new cashout mechanism was implemented in the second quarter of 1999, retroactive to September 1998.

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

     In a November 1997 order, FERC reversed its previous decision and found that EPNG's Chaco Station should be functionalized as a gathering, not a transmission, facility and should be transferred to EPFS. In accordance with the FERC orders, the Chaco Station was transferred to EPFS in April 1998. EPNG and two other parties filed petitions for review with the Court of Appeals. EPNG and others contested FERC's functionalization ruling and other parties contested FERC's determination of the impact of the functionalization ruling on the treatment of the Chaco Station costs in the rate settlement. The matter has been briefed and will be argued in September 1999.

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

     TGP is a party in proceedings involving federal and state authorities regarding the past use by TGP of a lubricant containing PCBs in its starting air systems. TGP has executed a consent order with the EPA governing the remediation of certain of its compressor stations and is working with the EPA and the relevant states regarding those remediation activities. TGP is also working with the Pennsylvania and New York environmental agencies regarding remediation and post-remediation activities at the Pennsylvania and New York stations. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

     A number of subsidiaries of EPEC, including wholly and partially owned subsidiaries of the Company, have been named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the false claims act. Generally, the complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Indian lands, thereby depriving the U.S. Government of royalties. In April 1999, the U.S. Government filed a notice that it would not intervene in these actions. Grynberg has petitioned for consolidation of pre-trial matters with the Multidistrict Litigation Panel, which will not consider this matter until September 1999. The Company believes the complaint to be without merit. Management believes that the ultimate resolution of this issue will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

  Environmental

     The Company is subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 1999, the Company had reserves of approximately $141 million for expected environmental costs.

     In addition, the Company estimates that its subsidiaries will make capital expenditures for environmental matters of approximately $6 million for the remainder of 1999. These expenditures primarily relate to compliance with air regulations and, to a lesser extent, control of water discharges. The Company expects to incur expenditures of approximately $96 million in the aggregate for the years 2000 through 2007.

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

     In May 1995, following negotiations with its customers, TGP filed with FERC a Stipulation and Agreement (the "Environmental Stipulation") that establishes a mechanism for recovering a substantial portion of the environmental costs identified in the internal project. The Environmental Stipulation was effective July 1, 1995. As of June 30, 1999, all amounts have been collected under the Environmental Stipulation. Refunds may be required to the extent actual eligible expenditures are less than estimated eligible expenditures used to determine amounts to be collected under the Environmental Stipulation.

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

     It is possible that new information or future developments could require the Company to reassess its potential exposure related to environmental matters. The Company may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from current or discontinued operations, could result in substantial costs and liabilities in the future. As such information becomes available, or other relevant developments occur, related accrual amounts will be adjusted accordingly. While there are still uncertainties relating to the ultimate costs which may be incurred, based upon the Company's evaluation and experience to date, the Company believes the recorded reserves are adequate.

     For a further discussion of other environmental matters, see Legal Proceedings above.

     Other than the items discussed above, management is not aware of any other commitments or contingent liabilities which would have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

4. SEGMENT INFORMATION

                                                              SEGMENTS
                                            AS OF OR FOR THE QUARTER ENDED JUNE 30, 1999
                                      ---------------------------------------------------------
                                      TENNESSEE   EL PASO     EL PASO       EL PASO
                                         GAS       FIELD      ENERGY        ENERGY
                                      PIPELINE    SERVICES   MARKETING   INTERNATIONAL   TOTAL
                                      ---------   --------   ---------   -------------   ------
                                                            (IN MILLIONS)
Revenues from external customers....   $  182      $   84      $726         $   12       $1,004
Intersegment revenue................        7          16         4             --           27
Operating income (loss).............      110          14         6             (7)         123
EBIT................................      113          36         7             16          172
Segment assets......................    4,919       1,062       618          1,193        7,792

                                                              SEGMENTS
                                            AS OF OR FOR THE QUARTER ENDED JUNE 30, 1998
                                      ---------------------------------------------------------
                                      TENNESSEE   EL PASO     EL PASO       EL PASO
                                         GAS       FIELD      ENERGY        ENERGY
                                      PIPELINE    SERVICES   MARKETING   INTERNATIONAL   TOTAL
                                      ---------   --------   ---------   -------------   ------
                                                            (IN MILLIONS)
Revenues from external customers....   $  168       $ 49       $938          $ 16        $1,171
Intersegment revenue................       10         15          5            --            30
Operating income (loss).............       65         14         (4)           (6)           69
EBIT................................       72         17         --             9            98
Segment assets......................    4,943        958        703           752         7,356

                                                              SEGMENTS
                                           AS OF OR FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                      ---------------------------------------------------------
                                      TENNESSEE   EL PASO     EL PASO       EL PASO
                                         GAS       FIELD      ENERGY        ENERGY
                                      PIPELINE    SERVICES   MARKETING   INTERNATIONAL   TOTAL
                                      ---------   --------   ---------   -------------   ------
                                                            (IN MILLIONS)
Revenues from external customers....   $  383      $  145     $1,463        $   29       $2,020
Intersegment revenues...............       14          33          6            --           53
Operating income (loss).............      213          27         15           (23)         232
EBIT................................      226          53         17            19          315
Segment assets......................    4,919       1,062        618         1,193        7,792

                                                              SEGMENTS
                                           AS OF OR FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                      ---------------------------------------------------------
                                      TENNESSEE   EL PASO     EL PASO       EL PASO
                                         GAS       FIELD      ENERGY        ENERGY
                                      PIPELINE    SERVICES   MARKETING   INTERNATIONAL   TOTAL
                                      ---------   --------   ---------   -------------   ------
                                                            (IN MILLIONS)
Revenues from external customers....   $  371      $  108     $2,165         $ 28        $2,672
Intersegment revenues...............       19          24          9           --            52
Operating income (loss).............      159          34         (4)         (13)          176
EBIT................................      170          41         --           11           222
Segment assets......................    4,943         958        703          752         7,356

     The reconciliations of EBIT to income before income taxes and cumulative effect of accounting change are presented below:

                                                             QUARTER     SIX MONTHS
                                                              ENDED         ENDED
                                                            JUNE 30,      JUNE 30,
                                                           -----------   -----------
                                                           1999   1998   1999   1998
                                                           ----   ----   ----   ----
                                                                 (IN MILLIONS)
Total EBIT for segments..................................  $172   $ 98   $315   $222
Corporate expenses, net..................................    (4)    (3)    (9)    (3)
Non-affiliated interest and debt expense.................   (37)   (30)   (73)   (62)
Affiliated interest expense, net.........................    --    (10)    (4)   (16)
                                                           ----   ----   ----   ----
Income before income taxes and cumulative effect of
  accounting change......................................  $131   $ 55   $229   $141
                                                           ====   ====   ====   ====

5. DEBT AND OTHER CREDIT FACILITIES

     The average interest rate of short-term borrowings was 5.4% and 5.8% at June 30, 1999, and December 31, 1998, respectively. The Company had short-term borrowings, including current maturities of long-term debt, at June 30, 1999, and December 31, 1998, as follows:

                                                              1999     1998
                                                              -----    -----
                                                              (IN MILLIONS)
Commercial paper............................................  $111     $190
Current maturities of other long-term debt..................     4        4
                                                              ----     ----
                                                              $115     $194
                                                              ====     ====

     In July 1999, EPEC issued $600 million aggregate principal amount of 6.625% Senior Notes due 2001 and $100 million aggregate principal amount of floating rate Senior Notes due 2001 with an interest rate equal to LIBOR plus .65%. Proceeds of approximately $111 million were advanced to the Company and were used to repay the Company's outstanding commercial paper.

6. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at June 30, 1999, and December 31, 1998, consisted of the following:

                                                               1999      1998
                                                              ------    ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost
  Tennessee Gas Pipeline....................................   2,499     2,438
  El Paso Field Services....................................   1,124     1,117
  El Paso Energy Marketing..................................      15        15
  El Paso Energy International..............................     176       162
  Corporate and Other.......................................      76        73
                                                              ------    ------
                                                               3,890     3,805
Less accumulated depreciation and depletion.................     664       577
                                                              ------    ------
                                                               3,226     3,228
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................   2,388     2,400
                                                              ------    ------
Total property, plant, and equipment, net...................  $5,614    $5,628
                                                              ======    ======

     Current FERC policy does not permit the Company to recover amounts in excess of original cost allocated in purchase accounting to its regulated operations through rates.

7. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Derivative Instruments and Hedging Activities

     In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This pronouncement requires that an entity classify all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The standard was amended by Statement of Financial Accounting Standards No. 137 issued in June 1999. The amendment defers the effective date to fiscal years beginning after June 15, 2000. The Company is currently evaluating the effects of this pronouncement.

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

                                    GENERAL

     On December 31, 1998, EPEC completed a series of steps to effect a tax-free internal reorganization in which certain energy marketing operations of EPEM, certain field services operations of EPFS, and certain international operations of EPEI were transferred to EPTPC. The transactions were treated as a transfer of ownership between entities under common control and were accounted for in a manner similar to a pooling of interests. Accordingly, the information for the quarter and six months ended June 30, 1998, presented in the Management's Discussion and Analysis of Financial Condition and Results of Operations has been restated as though the transactions occurred on January 1, 1998.

                             RESULTS OF OPERATIONS

SEGMENT RESULTS

                                                           QUARTER        SIX MONTHS
                                                            ENDED           ENDED
                                                           JUNE 30,        JUNE 30,
                                                         ------------    ------------
                                                         1999    1998    1999    1998
                                                         ----    ----    ----    ----
                                                                (IN MILLIONS)
   EARNINGS BEFORE INTEREST EXPENSE AND INCOME TAXES
Tennessee Gas Pipeline.................................  $113    $72     $226    $170
El Paso Field Services.................................    36     17       53      41
El Paso Energy Marketing...............................     7     --       17      --
El Paso Energy International...........................    16      9       19      11
Corporate expenses, net................................    (4)    (3)      (9)     (3)
                                                         ----    ---     ----    ----
          Total EBIT...................................  $168    $95     $306    $219
                                                         ====    ===     ====    ====

TENNESSEE GAS PIPELINE

                                                               QUARTER          SIX MONTHS
                                                                ENDED             ENDED
                                                               JUNE 30,          JUNE 30,
                                                            --------------    --------------
                                                            1999     1998     1999     1998
                                                            -----    -----    -----    -----
                                                                     (IN MILLIONS)
Operating revenues........................................  $ 189    $ 178    $ 397    $ 390
Operating expenses........................................    (79)    (113)    (184)    (231)
Other -- net..............................................      3        7       13       11
                                                            -----    -----    -----    -----
  EBIT....................................................  $ 113    $  72    $ 226    $ 170
                                                            =====    =====    =====    =====

     Second Quarter 1999 Compared to Second Quarter 1998

     Operating revenues for the quarter ended June 30, 1999, were $11 million higher than for the same period of 1998 primarily due to the favorable resolution of a regulatory issue in the quarter and the impact of a downward revision in the amount of recoverable interest on GSR costs in 1998. The increase was partially offset by a favorable customer settlement in the second quarter of 1998.

     Operating expenses for the quarter ended June 30, 1999, were $34 million lower than for the same period of 1998. This decrease was primarily due to the favorable resolution of an outstanding FERC proceeding in the second quarter of 1999.

     Other -- net for the quarter ended June 30, 1999, was $4 million lower than for the same period of 1998. The decrease was primarily due to a gain on the sale of assets in the second quarter of 1998 and lower earnings from equity investments in 1999.

     Six Months Ended 1999 Compared to Six Months Ended 1998

     Operating revenues for the six months ended June 30, 1999, were $7 million higher than for the same period of 1998 primarily due to the favorable resolution of regulatory issues and the impact of a downward revision in the amount of recoverable interest on GSR costs in the second quarter of 1998. The increase was partially offset by a favorable customer settlement in the second quarter of 1998, and lower miscellaneous operating revenue.

     Operating expenses for the six months ended June 30, 1999, were $47 million lower than for the same period of 1998. The decrease was primarily due to the favorable resolution of certain regulatory issues. The decrease was also attributable to lower system fuel usage associated with operating efficiencies achieved as a result of lower throughput levels.

     Other -- net for the six months ended June 30, 1999, was $2 million higher than for the same period of 1998. The increase was primarily due to the favorable resolution of regulatory and contractual issues in the first quarter of 1999, partially offset by a gain on the sale of assets in the second quarter of 1998.

EL PASO FIELD SERVICES

                                                          QUARTER        SIX MONTHS
                                                           ENDED           ENDED
                                                          JUNE 30,        JUNE 30,
                                                        ------------    ------------
                                                        1999    1998    1999    1998
                                                        ----    ----    ----    ----
                                                               (IN MILLIONS)
Gathering and treating margin.........................  $ 36    $ 38    $ 76    $ 77
Processing margin.....................................    11      12      20      26
Other margin..........................................     4      --       4       2
                                                        ----    ----    ----    ----
          Total gross margin..........................    51      50     100     105
Operating expenses....................................   (37)    (36)    (73)    (71)
Other -- net..........................................    22       3      26       7
                                                        ----    ----    ----    ----
          EBIT........................................  $ 36    $ 17    $ 53    $ 41
                                                        ====    ====    ====    ====

     Second Quarter 1999 Compared to Second Quarter 1998

     Total gross margin for the quarter ended June 30, 1999, was $1 million higher than for the same period of 1998. The increase was primarily attributable to the acquisition of EnCap in the first quarter of 1999. This increase was partially offset by lower realized liquids prices during 1999 compared to the same period of 1998. Also offsetting the increase in total gross margin, were lower gathering and treating volumes, which were largely attributable to the sale of the natural gas gathering and treating assets in the Anadarko Basin in September 1998. The impact of the global compression project served to substantially offset the decrease in gathering and treating volumes.

     Operating expenses for the quarter ended June 30, 1999, were $1 million higher than the same period of 1998 primarily due to an increase in amortization and depreciation expense attributable to acquisitions.

     Other -- net for the quarter ended June 30, 1999, was $19 million higher than for the same period of 1998 primarily due to net gains on the sale of assets in the second quarter of 1999.

     Six Months Ended 1999 Compared to Six Months Ended 1998

     Total gross margin for the six months ended June 30, 1999, was $5 million lower than for the same period of 1998. The decrease resulted primarily from lower realized liquids prices during 1999 compared to the same period of 1998. The contribution from EnCap partially offset the decrease in total gross margin. The slight decrease in the gathering and treating margin resulted from lower gathering and treating volumes largely attributable to the sale of the natural gas gathering and treating assets in the Anadarko Basin in September 1998. The impact of the global compression project served to substantially offset the decrease in gathering and treating volumes.

     Operating expenses for the six months ended June 30, 1999, were $2 million higher than for the same period of 1998 primarily due to an increase in amortization and depreciation expense attributable to acquisitions.

     Other -- net for the six months ended June 30, 1999, was $19 million higher than for the same period of 1998 primarily due to net gains on the sale of assets in the second quarter of 1999.

EL PASO ENERGY MARKETING

                                                           QUARTER        SIX MONTHS
                                                            ENDED           ENDED
                                                           JUNE 30,        JUNE 30,
                                                         ------------    ------------
                                                         1999    1998    1999    1998
                                                         ----    ----    ----    ----
                                                                (IN MILLIONS)
Natural gas margin.....................................  $13     $(8)    $ 30    $ (2)
Power margin...........................................   --      12       --      19
                                                         ---     ---     ----    ----
          Total gross margin...........................   13       4       30      17
Operating expenses.....................................   (7)     (8)     (15)    (21)
Other -- net...........................................    1       4        2       4
                                                         ---     ---     ----    ----
          EBIT.........................................  $ 7     $--     $ 17    $ --
                                                         ===     ===     ====    ====

     Second Quarter 1999 Compared to Second Quarter 1998

     Total gross margin for the quarter ended June 30, 1999, was $9 million higher than for the same period of 1998. The increase in the natural gas margin was primarily due to the income recognition from long-term natural gas transactions closed during the quarter. The decrease in the power margin was due to the January 1999 transfer of EPEM's power activities to El Paso Power Services Company, a wholly owned direct subsidiary of EPEC.

     Operating expenses for the quarter ended June 30, 1999, were $1 million lower than for the same period of 1998 primarily due to a decrease in general and administrative expenses.

     Other -- net for the quarter ended June 30, 1999, was $3 million lower than for the same period of 1998 primarily due to a gain on the sale of assets sold in the second quarter of 1998.

     Six Months Ended 1999 Compared to Six Months Ended 1998

     Total gross margin for the six months ended June 30, 1999, was $13 million higher than for the same period of 1998. The increase in the natural gas margin was primarily due to the income recognition from long-term natural gas transactions closed during the year. The decrease in the power margin was due to the January 1999 transfer of EPEM's power activities to El Paso Power Services Company.

     Operating expenses for the six months ended June 30, 1999, were $6 million lower than for the same period of 1998. The decrease was primarily due to lower general and administrative expenses, including those associated with power activities transferred to El Paso Power Services Company.

     Other -- net for the six months ended June 30, 1999, was $2 million lower than for the same period of 1998 primarily due to a gain on the sale of assets sold in the second quarter of 1998.

EL PASO ENERGY INTERNATIONAL

                                                          QUARTER        SIX MONTHS
                                                           ENDED           ENDED
                                                          JUNE 30,        JUNE 30,
                                                        ------------    ------------
                                                        1999    1998    1999    1998
                                                        ----    ----    ----    ----
                                                               (IN MILLIONS)
Operating revenues....................................  $ 12    $ 16    $ 29    $ 28
Operating expenses....................................   (19)    (22)    (52)    (41)
Other -- net..........................................    23      15      42      24
                                                        ----    ----    ----    ----
  EBIT................................................  $ 16    $  9    $ 19    $ 11
                                                        ====    ====    ====    ====

     Second Quarter 1999 Compared to Second Quarter 1998

     Operating revenues for the quarter ended June 30, 1999, were $4 million lower than for the same period of 1998 primarily due to a decrease in revenues from the Manaus Power project.

     Operating expenses for the quarter ended June 30, 1999, were $3 million lower than for the same period of 1998 primarily due to a decrease in project development costs. The decrease was partially offset by higher operating expenses.

     Other -- net for the quarter ended June 30, 1999, was $8 million higher than for the same period of 1998 due to higher earnings from equity investments. The increase was primarily attributable to the earnings from EAPRC and from the Samalayuca Power project.

     Six Months Ended 1999 Compared to Six Months Ended 1998

     Operating revenues for the six months ended June 30, 1999, were $1 million higher than for the same period of 1998 primarily due to the consolidation for financial reporting purposes of the Manaus Power project in May 1998. The increase was partially offset by lower Manaus revenues in the second quarter of 1999.

     Operating expenses for the six months ended June 30, 1999, were $11 million higher than for the same period of 1998. The increase was primarily due to higher operating expenses attributable to the consolidation of the Manaus Power project.

     Other -- net for the six months ended June 30, 1999, was $18 million higher than for the same period of 1998. The increase was due to higher earnings from equity investments primarily attributable to the Samalayuca Power project and EAPRC, as well as higher interest income. The increase was partially offset by the recognition of certain gains from project-related activities in the second quarter of 1998.

CORPORATE EXPENSES, NET

     Net corporate expenses for the quarter and six months ended June 30, 1999, were higher than for the same period of 1998. The increase was primarily due to the recognition of income from investments in 1998.

NON-AFFILIATED INTEREST AND DEBT EXPENSE

     Non-affiliated interest and debt expense for the quarter and six months ended June 30, 1999, was higher than for the same period of 1998, primarily due to increased borrowings related to acquisitions, capital expenditures, and other investing expenditures.

AFFILIATED INTEREST EXPENSE, NET

     Affiliated interest expense, net for the quarter and six months ended June 30, 1999, was lower than for the same period of 1998, primarily due to the reduction in the affiliated average debt balance.

                        LIQUIDITY AND CAPITAL RESOURCES

  CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $95 million higher for the six months ended June 30, 1999, compared to the same period of 1998. The increase was primarily due to higher income, partially offset by lower GSR collections and broker margin requirements in 1999 and net income tax refunds received in 1998.

  CASH FROM INVESTING ACTIVITIES

     Net cash used in investing activities was $224 million for the six months ended June 30, 1999. Expenditures related to joint ventures and equity investments were primarily attributable to the El Paso Energy International segment. Other investment activity included expenditures for expansion and construction projects, as well as the acquisition of EnCap. Internally generated funds, advances from EPEC, supplemented by other financing activities, were used to fund these expenditures.

     Future funding for capital expenditures, acquisitions, and other investing expenditures is expected to be provided by internally generated funds, available capacity under existing credit facilities, and/or contributions from EPEC.

  CASH FROM FINANCING ACTIVITIES

     Net cash used in financing activities was $4 million for the six months ended June 30, 1999. Long-term borrowings, supplemented by internally generated funds, were used to reduce short-term borrowings, pay dividends, fund capital and equity investments, and for other corporate purposes.

     Future funding for long-term debt retirements, dividends, and other financing expenditures is expected to be provided by internally generated funds, available capacity under existing credit facilities, and/or contributions from EPEC.

     In July 1999, EPEC issued $600 million aggregate principal amount of 6.625% Senior Notes due 2001 and $100 million aggregate principal amount of floating rate Senior Notes due 2001 with an interest rate equal to LIBOR plus .65%. Proceeds of approximately $111 million were advanced to the Company and used to repay the Company's outstanding commercial paper.

                         COMMITMENTS AND CONTINGENCIES

     See Note 3, which is incorporated herein by reference.

                                     OTHER

     The Company has agreed to acquire ownership interests in the Newark Bay Cogeneration Facility and East Coast Power for approximately $280 million. The Newark Bay facility is a 137 megawatt natural gas-fired cogeneration plant located in New Jersey which sells power to a large utility and steam to various local customers. East Coast Power has three natural gas-fired plants located in New Jersey with a combined capacity of 1,037 megawatts and has long-term power purchase agreements with three utilities. The Company anticipates closing these transactions in the third quarter of 1999.

  YEAR 2000

     EPEC has established an executive steering committee and a project team to coordinate the phases of its Year 2000 project to assure that the Company's key automated systems, equipment, and related processes will remain functional through the Year 2000. Those phases are: (i) awareness; (ii) assessment; (iii) remediation; (iv) testing; (v) implementation of the necessary modifications and
(vi) contingency planning. The Company has participated in EPEC's Year 2000 project as described below.

     In recognition of the importance of Year 2000 issues and their potential impact on EPEC, the initial phase of the Year 2000 project involved the establishment of a company-wide awareness program. The awareness program is directed by the executive steering committee and project team and includes participation of senior management in each core business area. The awareness phase is substantially completed, although EPEC will continually update awareness efforts for the duration of the Year 2000 project.

     The Company's assessment phase consists of conducting a company-wide inventory of its key automated systems and related processes, analyzing and assigning levels of criticality to those systems and processes, identifying and prioritizing resource requirements, developing validation strategies and testing plans, and evaluating business partner relationships. The portion of the assessment phase related to internally developed computer applications, hardware and equipment, third-party-developed software, and embedded chips is substantially complete. The assessment phase of the project, among other things, involves efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment products, embedded chip systems, and software products being used by or impacting the Company are or will be modified to be Year 2000 compliant. Increasingly, the responses from such third parties are generally encouraging. Nonetheless, many of these responses lack the substantive detail to allow the Company to make a meaningful evaluation of such third-parties' Year 2000 readiness. Furthermore, in some circumstances, third parties are refusing to provide any response beyond those contained in their publicly-disseminated information. As a result, the overall evaluation of the Company's business partners' Year 2000 readiness remains inconclusive. Accordingly, the Company cannot predict the potential consequences if these or other third parties or their products are not Year 2000 compliant. The Company continues to evaluate the exposure associated with such business partner relationships, and will use the contingency planning process to attempt to mitigate the uncertainty concerning third-party readiness.

     The remediation phase involves converting, modifying, replacing or eliminating key automated systems identified in the assessment phase. The testing phase involves the validation of the identified key automated systems. The Company is utilizing test tools and written test procedures to document and validate, as necessary, its unit, system, integration and acceptance testing. The implementation phase involves placing the converted or replaced key automated systems into operation. Except as noted in the following paragraph, the Company is substantially complete with its remediation, testing and implementation phases for domestic systems.

     One system that is important to the Company's efficient management of its core-business process, but which was not substantially complete with respect to Year 2000 issues as of June 30, 1999, is the nominations, scheduling and volume accounting applications utilized by TGP. In 1998, FERC mandated that all regulated pipelines were to implement a dual communication system involving Gas Industry Standards Board ("GISB") approved Electronic Data Interchange ("EDI") file transfers and standardized Internet web sites by June 2000, so shippers would have the option of choosing the communication mode (EDI or the Internet web site) that best fits their business needs. TGP had planned to implement a new system in October 1999 that would allow for both modes of communication. In the second quarter of 1999, TGP determined that a delay in the implementation of the new system would be necessary to allow sufficient time to ensure that the current nominations system is Year 2000 compliant. A request was filed with FERC in June 1999, to delay compliance with certain GISB requirements. In July 1999, FERC granted TGP an extension until April 2000. The Company expects TGP to substantially complete remediation, testing and implementation of necessary Year 2000 revisions to its existing nominations system during the third quarter of 1999.

     The Company had previously identified the contingency planning phase as a subset of the implementation phase, but has now established the process as its own phase of the overall Year 2000 program. The contingency planning phase consists of developing a risk profile of the Company's critical business processes and then providing for actions the Company will pursue to keep such processes operational in the event of Year 2000 disruptions. The focus of such contingency planning is on prompt response to any Year 2000 events, and a plan for subsequent resumption of normal operations. The plan is expected to assess the risk of a significant failure to critical processes performed by the Company, and to address the mitigation of those risks. The plan will also consider any significant failures related to the most reasonably likely worst case scenario, discussed below, as they may occur. In addition, the plan is expected to factor in the severity and duration of the impact of a significant failure. The Company has developed contingency plans for each business unit and significant business process. By June 30, 1999, the Company had conducted desk-top testing of its contingency plans and anticipates conducting drills and mock outages over the next two calendar quarters, including some testing with certain customers and other significant third parties. The Year 2000 contingency plans will continue to be tested, modified and adjusted throughout the year as additional information becomes available.

     The goal of the Year 2000 project is to ensure that all of the critical systems and processes which are under the Company's direct control remain functional. Certain systems and processes may be interrelated with or dependent upon systems outside the Company's control. However, systems within the Company's control may also have unpredicted problems. Accordingly, there can be no assurance that significant disruptions will be avoided. The Company's present analysis of its most reasonably likely worst case scenario for Year 2000 disruptions includes sporadic Year 2000 failures in the telecommunications and electricity industries, as well as interruptions from suppliers that might cause disruptions in the Company's operations, thus causing temporary financial losses and an inability to deliver products and services to customers. Virtually all of the natural gas transported through the Company's interstate pipelines is owned by third parties. Accordingly, failures of natural gas producers to be ready for the Year 2000 could significantly disrupt the flow of product to the Company's customers. In many cases, the producers have no direct contractual relationship with the Company, and the Company relies on its customers to verify the Year 2000 readiness of the producers from whom they purchase natural gas. Since most of the Company's revenues from the delivery of natural gas are based upon fees paid by its customers for the reservation of capacity, and not based upon the volume of actual deliveries, short-term disruptions in deliveries caused by factors beyond the Company's control should not have a significant financial impact on the Company, although it could cause operational problems for the Company's customers. Longer-term disruptions, however, could materially impact the Company's results of operations, financial condition, and cash flows.

     While the Company owns or controls most of its domestic facilities and projects, nearly all of the Company's international investments have been made in conjunction with unrelated third parties. In many cases, the operators of such international facilities are not under the sole or direct control of the Company. As a consequence, the Year 2000 programs instituted at some of the international facilities may be different from the Year 2000 program implemented by the Company domestically, and the party responsible for the results of such program may not be under the direct or indirect control of the Company. In addition, the "non-controlled" programs may not provide the same degree of communication, documentation and coordination as the Company achieves in its domestic Year 2000 program. Moreover, the regulatory and legal environment in which such international facilities operate makes analysis of possible disruption and associated financial impact difficult. Many foreign countries appear to be substantially behind the United States in addressing potential Year 2000 disruption of critical infrastructure and in developing a framework governing the reporting requirements and relative liabilities of business entities. Accordingly, the Year 2000 risks posed by international operations as a whole are different than those presented domestically. As part of its Year 2000 effort, the Company is assessing the differences between the non-controlled programs and its domestic Year 2000 project, and has formulated and instituted a program for identifying such risks and preparing a response to such risks. While the Company is monitoring or actively assisting in the Year 2000 programs of its international ventures, and as a consequence, the Company has formed the belief that most of the international facilities in which it has significant investments are addressing Year 2000 issues in an adequate manner, it is possible that some of them may experience significant Year 2000 disruption, and that the aggregate effect of problems experienced at multiple international locations may be material and adverse. The Company is incorporating this possibility into the relevant contingency plans.

     While the total cost of the Company's Year 2000 project continues to be evaluated, the Company estimates that the costs remaining to be incurred in 1999 and 2000 associated with assessing, remediating and testing internally developed computer applications, hardware and equipment, embedded chip systems, and third-party-developed software will be between $6 million and $11 million. Of these estimated costs, the Company expects between $3 million and $5 million to be capitalized and the remainder to be expensed. As of June 30, 1999, the Company has incurred expenses of approximately $7 million and has capitalized costs of approximately $3 million. The Company has previously only traced incremental expenses related to its

Year 2000 project. This means that the costs of the Year 2000 project related to salaried employees of the Company, including their direct salaries and benefits, are not available, and have not been included in the estimated costs of the project. Since the earlier phases of the project mostly involved work performed by such salaried employees, the costs expended to date do not reflect the percentage completion of the project. The Company anticipates that it will expend a substantial amount of the remaining costs in the contingency planning phase of the project, including the potential acquisition of back-up assets and systems that may be deployed in the event primary systems fail to perform fully according to expectations. It is possible the Company may need to reassess its estimate of Year 2000 costs in the event the Company completes an acquisition of, or makes a material investment in, substantial facilities or another business entity.

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

     Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include increasing competition within the Company's industry, the timing and extent of changes in commodity prices for natural gas and power, uncertainties associated with acquisitions and joint ventures, potential environmental liabilities, potential contingent liabilities and tax liabilities related to the Company's acquisitions, political and economic risks associated with current and future operations in foreign countries, conditions of the equity and other capital markets during the periods covered by the forward-looking statements, and other risks, uncertainties and factors, including the effect of the Year 2000 date change, discussed more completely in the Company's other filings with the U.S. Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1998.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     EPTPC held its annual meeting of stockholders on April 22, 1999. Proposals presented for a stockholders vote included the election of one director by holders of EPTPC's 8 1/4% Cumulative Preferred Stock Series A and the election of five Directors by EPEC, the sole holder of EPTPC's Common Stock.

     The one director nominated to be elected by the holder of EPTPC's 8 1/4% Cumulative Preferred Stock Series A was elected with the following voting results:

                                                                 FOR      WITHHELD
                                                              ---------   --------
Kenneth L. Smalley..........................................  3,531,570      0

     Each of the five directors nominated to be elected by the common stockholder were elected with the following voting results:

                                                               FOR    WITHHELD
                                                              -----   --------
William A. Wise.............................................  1,971      0
H. Brent Austin.............................................  1,971      0
Joel Richards III...........................................  1,971      0
Britton White Jr............................................  1,971      0
Jeffrey I. Beason...........................................  1,971      0

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

                                            EL PASO TENNESSEE PIPELINE CO.

Date: August 12, 1999
                                                   /s/ H. BRENT AUSTIN

                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: August 12, 1999
                                                  /s/ JEFFREY I. BEASON

                                            ------------------------------------
                                                     Jeffrey I. Beason
                                               Vice President and Controller
                                                 (Chief Accounting Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          27             -- Financial Data Schedule.