Form 10-Q
period 1999-09-30
EL PASO TENNESSEE PIPELINE CO
filed 1999-11-15
CIK 823549

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     Common Stock, par value $.01 per share. Shares outstanding on November 12, 1999: 1,971

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    GLOSSARY

     The following abbreviations, acronyms, or defined terms used in this Form 10-Q are defined below:

                                      DEFINITIONS
                                      -----------
ALJ.......................  Administrative Law Judge
Company...................  El Paso Tennessee Pipeline Co. and its subsidiaries
Court of Appeals..........  United States Court of Appeals for the District of Columbia
                            Circuit
EAPRC.....................  East Asia Power Resources Corporation, a publicly traded
                            Philippine company
EBIT......................  Earnings before interest expense and income taxes, excluding affiliate interest income
EnCap.....................  EnCap Investments L.L.C., a Delaware limited liability company
EPA.......................  United States Environmental Protection Agency
EPEC......................  El Paso Energy Corporation, the parent of El Paso Tennessee
                            Pipeline Co.
EPFS......................  El Paso Field Services Company, a wholly owned subsidiary of
                            El Paso Tennessee Pipeline Co.
EPME......................  El Paso Merchant Energy segment, which is comprised of El
                            Paso Energy Marketing Company, a wholly owned indirect
                            subsidiary of El Paso Tennessee Pipeline Co.
EPNG......................  El Paso Natural Gas Company, a wholly owned subsidiary of El
                            Paso Energy Corporation
EPTPC.....................  El Paso Tennessee Pipeline Co., a direct subsidiary of El
                            Paso Energy Corporation
FERC......................  Federal Energy Regulatory Commission
GSR.......................  Gas supply realignment
PCB(s)....................  Polychlorinated-biphenyl(s)
PLN.......................  Perusahaan, Listrik Negra, the Indonesian government-owned electric utility
PRP(s)....................  Potentially responsible party(ies)
TGP.......................  Tennessee Gas Pipeline Company, a wholly owned subsidiary of
                            El Paso Tennessee Pipeline Co.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         EL PASO TENNESSEE PIPELINE CO.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER           NINE MONTHS
                                                               ENDED               ENDED
                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                          ----------------    ----------------
                                                           1999      1998      1999      1998
                                                          ------    ------    ------    ------
Operating revenues......................................  $1,146    $1,498    $3,167    $4,174
                                                          ------    ------    ------    ------
Operating expenses
  Cost of gas and other products........................     870     1,245     2,287     3,373
  Operation and maintenance.............................     132       122       375       374
  Depreciation, depletion, and amortization.............      54        52       158       151
  Taxes, other than income taxes........................      12        15        45        44
                                                          ------    ------    ------    ------
                                                           1,068     1,434     2,865     3,942
                                                          ------    ------    ------    ------
Operating income........................................      78        64       302       232
                                                          ------    ------    ------    ------
Other income
  Equity investment earnings............................      (8)      (10)      (46)      (33)
  Other, net............................................     (20)      (26)      (64)      (54)
                                                          ------    ------    ------    ------
                                                             (28)      (36)     (110)      (87)
                                                          ------    ------    ------    ------
Income before interest, income taxes and cumulative
  effect of accounting change...........................     106       100       412       319
                                                          ------    ------    ------    ------
Non-affiliated interest and debt expense................      33        31       106        93
Affiliated interest expense, net........................       6        12        10        28
Income tax expense......................................      21        19        92        64
                                                          ------    ------    ------    ------
                                                              60        62       208       185
                                                          ------    ------    ------    ------
Income before cumulative effect of accounting change....      46        38       204       134
Cumulative effect of accounting change, net of income
  taxes.................................................      --        --       (13)       --
                                                          ------    ------    ------    ------
Net income..............................................  $   46    $   38    $  191    $  134
                                                          ======    ======    ======    ======
Comprehensive income....................................  $   43    $   35    $  181    $  126
                                                          ======    ======    ======    ======

              The accompanying Notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                         EL PASO TENNESSEE PIPELINE CO.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets
  Cash and cash equivalents.................................     $   24           $   28
  Accounts and notes receivable, net........................        665              433
  Materials and supplies....................................         22               21
  Assets from price risk management activities..............        304              151
  Other.....................................................        141              118
                                                                 ------           ------
          Total current assets..............................      1,156              751
Property, plant, and equipment, net.........................      5,723            5,628
Investment in unconsolidated affiliates.....................        848              579
Other.......................................................        710              476
                                                                 ------           ------
          Total assets......................................     $8,437           $7,434
                                                                 ======           ======
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts and notes payable................................     $2,081           $1,200
  Short-term borrowings (including current maturities of
     long-term debt)........................................         24              194
  Other.....................................................        403              471
                                                                 ------           ------
          Total current liabilities.........................      2,508            1,865
                                                                 ------           ------
Long-term debt, less current maturities.....................      1,466            1,467
                                                                 ------           ------
Deferred income taxes.......................................      1,375            1,277
                                                                 ------           ------
Other.......................................................        686              607
                                                                 ------           ------
Commitments and contingencies (See Note 3)
Minority interest...........................................         65               65
                                                                 ------           ------

Stockholders' equity
  Preferred stock, 20,000,000 shares authorized;
     Series A, no par; 6,000,000 shares issued; stated at
      liquidation value.....................................        300              300
  Common stock, par value $0.01 per share; authorized
     100,000 shares; issued 1,971 shares....................         --               --
  Additional paid-in capital................................      1,561            1,540
  Retained earnings.........................................        500              327
  Accumulated comprehensive income..........................        (24)             (14)
                                                                 ------           ------
          Total stockholders' equity........................      2,337            2,153
                                                                 ------           ------
          Total liabilities and stockholders' equity........     $8,437           $7,434
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

                         EL PASO TENNESSEE PIPELINE CO.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                NINE MONTHS
                                                                   ENDED
                                                                SEPTEMBER 30
                                                              ----------------
                                                              1999       1998
                                                              -----      -----
Cash flows from operating activities
  Net income................................................  $ 191      $ 134
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............    158        151
     Deferred income taxes..................................     77         59
     Undistributed earnings in equity investees.............    (22)       (20)
     Cumulative effect of accounting change, net of income
      taxes.................................................     13         --
     Net gain on sale of assets.............................    (20)       (29)
  Working capital changes, net of the effect of
     acquisitions...........................................   (230)        14
  Other.....................................................    (13)       (41)
                                                              -----      -----
          Net cash provided by operating activities.........    154        268
                                                              -----      -----
Cash flows from investing activities
  Capital expenditures......................................   (154)      (169)
  Investment in joint ventures and equity investees.........   (313)      (440)
  Return of investment in joint ventures and equity
     investees..............................................     11         --
  Net change in advances from EPEC..........................    535        450
  Cash paid for acquisitions, net of cash received .........    (76)        --
  Restricted cash deposited in escrow related to equity
     investee...............................................   (101)        --
  Proceeds from sale of assets..............................     40         56
  Other.....................................................    (12)        (7)
                                                              -----      -----
          Net cash used in investing activities.............    (70)      (110)
                                                              -----      -----
Cash flows from financing activities
  Net commercial paper repayments...........................   (170)        --
  Net proceeds from long-term note payable..................    101         --
  Dividends paid on preferred stock.........................    (19)       (19)
  Revolving credit repayments...............................     --       (117)
  Long-term debt retirements................................     --        (45)
                                                              -----      -----
          Net cash used in financing activities.............    (88)      (181)
                                                              -----      -----
Decrease in cash and temporary investments..................     (4)       (23)
Cash and temporary investments
          Beginning of period...............................     28         35
                                                              -----      -----
          End of period.....................................  $  24      $  12
                                                              =====      =====

              The accompanying Notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                         EL PASO TENNESSEE PIPELINE CO.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The 1998 Annual Report on Form 10-K for the Company includes a summary of significant accounting policies and other disclosures and should be read in conjunction with this Quarterly Report on Form 10-Q. The condensed consolidated financial statements at September 30, 1999, and for the quarters and nine months ended September 30, 1999 and 1998, are unaudited. The condensed consolidated balance sheet at December 31, 1998, is derived from audited financial statements at that date. These financial statements do not include all disclosures required by generally accepted accounting principles, but have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments, except for those relating to the change in Company structure as described below, are of a normal, recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year due to the seasonal nature of the Company's businesses. Financial statements for the previous periods include certain reclassifications which were made to conform to the current presentation. Such reclassifications have no effect on reported net income or stockholders' equity.

  Change in Company Structure

     On December 31, 1998, EPEC completed a series of steps to effect a tax-free internal reorganization in which certain energy marketing operations of EPME, certain field services operations of EPFS, and certain international operations of El Paso Energy International were transferred to EPTPC. The transactions were treated as a transfer of ownership between entities under common control and were accounted for in a manner similar to a pooling of interests. Accordingly, the information for the quarter and nine months ended September 30, 1998, has been presented as though the transactions occurred on January 1, 1998.

  Cumulative Effect of Accounting Change

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. The statement defines start-up activities and requires start-up and organization costs be expensed as incurred. In addition, it requires that any such cost that exists on the balance sheet be expensed upon adoption of this pronouncement. The Company adopted this pronouncement effective January 1, 1999, and reported a charge of $13 million, net of income taxes, in the first quarter of 1999 as a cumulative effect of an accounting change.

2. ACQUISITIONS AND DISPOSITIONS

  East Asia Power

     In February 1999, the Company acquired a 46 percent ownership interest in EAPRC along with an interest in a convertible loan. Following its acquisition, the Company converted its interest in the convertible loan to equity, increasing its ownership interest to 65 percent, and in September 1999, the Company acquired an additional 17 percent from another shareholder, increasing its overall ownership interest to 82 percent. As of September 30, 1999, the Company's total investment in EAPRC was approximately $92 million. EAPRC owns and operates seven power generation facilities in the Philippines with a total generating capacity of 388 megawatts. Electric power generated by the facilities is supplied to a diversified base of customers including National Power Corporation, the Philippine state-owned utility, private distribution companies and industrial users. Since the Company is currently evaluating bids to partially sell-down the Company's interest in EAPRC and expects to complete its sell down prior to the end of the first quarter of 2000, the Company's majority ownership is expected to be temporary. Therefore, this investment is accounted for under the equity method of accounting.

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

     In June 1999, the Company transferred a 49 percent interest in Viosca Knoll Gathering Company to Leviathan Gas Pipeline Partners, L.P. ("Leviathan") for total consideration of approximately $80 million. Total consideration included cash of approximately $20 million with the balance in Leviathan common units. The gain from the transaction is included in Other, net in the Condensed Consolidated Statements of Income. In November 1999, Leviathan announced a name change to El Paso Energy Partners, L.P. effective December 1, 1999.

     In August 1999, the Company acquired a 100% interest in the 158 megawatt Rio Negro power plant located in Manaus, Brazil for $110 million. Electricity from the Rio Negro facility will be sold under a long-term contract to Eletronorte, a subsidiary of the Brazilian federal electric utility.

     As a result of a Federal Trade Commission order related to the merger of Sonat Inc. into EPEC, the Company must dispose of certain operations, including its wholly owned East Tennessee Natural Gas Company. The impact of the required divestiture is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

3. COMMITMENTS AND CONTINGENCIES

  Indonesia

     The Company owns a 47.5 percent ownership interest in a power generating plant in Sengkang, South Sulawesi, Indonesia. Under the terms of the project's power purchase agreement, PLN purchases power from the Company in Indonesian rupiah indexed to the U.S. dollar at the date of payment. Due to the devaluation of the rupiah beginning in 1997, the cost of power to PLN has increased. PLN has been unable to pass this increased cost on to its customers and has requested financial aid from Indonesia's Minister of Finance to help ease the effects of the devaluation. PLN has been paying the Company in rupiah indexed to the U.S. dollar at the rate in effect prior to the rupiah devaluation. The difference between the current and prior exchange rate has resulted in an outstanding balance due from PLN of $18 million at September 30, 1999. During September 1999, the Company entered into an interim agreement with PLN, pursuant to which PLN and the Company will attempt to negotiate long-term resolutions to the existing difficulties. The total investment in the Sengkang project was approximately $27 million at September 30, 1999. All project debt is non-recourse, and the Company has political risk insurance on the Sengkang project. The Company believes the current economic difficulties in Indonesia will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Brazil

     The Company owns 100 percent of a 240 megawatt power generating plant in Manaus, Brazil. Power from the plant is currently sold to a subsidiary of Centrais Electricas do Norte do Brasil, S.A., ("Eletronorte"), denominated in Brazilian real. In January 1999, the real was devalued. Under a provision in the contract, the Company is entitled to adjust its forward tariff rate for devaluations. In April 1999, the contract with Eletronorte was amended to extend the term from four to six years. The Company believes the current economic difficulties in Brazil will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     The contract for the Manaus power project provides for delay and availability damages to be paid to Eletronorte if the specified construction schedule is not met or the project does not meet certain availability standards. Completion of the project was delayed beyond the originally scheduled completion dates provided in the contract, and the availability standards were not met. Such delays resulted in claims by Eletronorte for damages. In the second quarter of 1999, the Company reached a settlement with all parties which resolved all claims for availability damages and continues to negotiate toward the settlement of the claims on delay damages. The Company does not believe the ultimate resolution of claims for delay damages will have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Pakistan

     The Company owns a 42 percent interest in a 151 megawatt natural gas-fired combined cycle plant in Kabirwala, Pakistan. Upon its completion, the plant will sell electricity to the state owned Water & Power Development Authority ("WAPDA") under a 30-year contract. Due to an inlet filter fire and other miscellaneous delays, the commencement of commercial operations of the power plant has been delayed. The project company has received a claim from WAPDA for liquidated damages due to this delay in commercial operations. The Company is disputing this claim. In addition, the project company has certain claims for delay damages against the project contractor. The Company believes that this delay and any resolution regarding these damages will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

     In April 1997, FERC approved the settlement of all issues related to the recovery of TGP's GSR and other transition costs and related proceedings (the "GSR Stipulation and Agreement"). Under the terms of the GSR Stipulation and Agreement, TGP is entitled to collect up to $770 million from its customers, $693 million through a demand surcharge and $77 million through an interruptible transportation surcharge. The demand portion has been fully collected. As of September 30, 1999, $45 million of the interruptible transportation portion had been collected. There is no time limit for collection of the interruptible transportation surcharge. The terms of the GSR Stipulation and Agreement also provide for a rate case moratorium through November 2000 (subject to certain limited exceptions) and an escalating rate cap, indexed to inflation, through October 2005, for certain of TGP's customers. In March 1999, TGP filed a GSR reconciliation report with FERC in accordance with the terms of its GSR Stipulation and Agreement. The report indicated that collections from firm customers through the demand surcharge were $14 million more than the $693 million TGP was entitled to collect. In June 1999, FERC accepted the report as complying with the GSR Stipulation and Agreement, and in July 1999, TGP refunded the overcollections to its firm customers. TGP will be required to refund to firm customers amounts collected in excess of each firm customer's share of the final transition costs based on the final GSR reconciliation report, which will be filed in March 2001. Any future refund is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     In December 1994, TGP filed for a general rate increase with FERC and in October 1996, FERC approved a settlement resolving that proceeding. The settlement included a structural rate design change that results in a larger portion of TGP's transportation revenues being dependent upon throughput. One party, a competitor of TGP, filed a Petition for Review of the FERC approved settlement with the Court of Appeals, which subsequently remanded the case to FERC to respond to the competitor's argument that TGP's cost allocation methodology deterred the development of market centers (centralized locations where buyers and sellers can physically exchange gas). At FERC's request, comments were filed in January 1999. This matter is still pending before FERC.

     All cost of service issues related to TGP's 1991 general rate proceeding were resolved pursuant to a settlement agreement approved by FERC which now has become final. In a subsequent ruling, FERC remanded to an ALJ the issue of the proper allocation of TGP's New England lateral costs. In October 1998, FERC issued an order establishing the proper allocation of the New England lateral costs and in April 1999 FERC denied requests for rehearing of that order. The methodology approved by FERC economically approximates the methodology previously used by TGP. In April 1999, TGP filed with FERC revised rates to be effective May 1, 1999, consistent with the FERC's decision. TGP refunded approximately $1 million to certain of its customers in the third quarter of 1999. The refunds resolved this proceeding.

     In April 1999, FERC approved a settlement which resolved all outstanding FERC proceedings relating to the cashout reports that TGP had filed for the period September 1993 through August 1998. The settlement also established a new cashout mechanism to account for customer imbalances. The new cashout mechanism was implemented in the second quarter of 1999, retroactive to September 1998.

     As previously reported, contracts representing 70 percent of TGP's firm transportation capacity were due to expire by November 2000. As a result of negotiations with existing customers to extend or restructure these contracts, those contracts expiring by November 2000 now only represent approximately 20 percent of firm transportation capacity. To date, the conditions of settlements and extensions have been similar to the original contracts. Currently, 80 percent of TGP's contracted firm transportation capacity has an average term in excess of four years. TGP continues to pursue future markets and customers for the capacity that is not committed beyond November 2000 and expects that this capacity will be placed under a combination of long-term and short-term contracts. However, there can be no assurance as to whether TGP will be able to replace these contracts or that the terms of new contracts will be as favorable to TGP as the existing contracts.

     As an interstate pipeline, TGP is subject to FERC audits of its books and records. As part of an industry-wide initiative, TGP's property retirements are currently under review by the FERC audit staff.

     As the aforementioned rate and regulatory matters are fully and unconditionally resolved, the Company may either recognize an additional refund obligation or a non-cash benefit to finalize previously estimated liabilities. Management believes the ultimate resolutions of these matters, which are in various stages of finalization, will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Legal Proceedings

     In February 1998, the United States and the State of Texas filed in a United States District Court a Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") cost recovery action against fourteen companies including the Company and certain of its affiliated companies relating to the Sikes Disposal Pits Superfund Site ("Sikes") located in Harris County, Texas. The suit claims that the United States and the State of Texas have expended over $125 million in remediating the site, and seeks to recover that amount plus interest from all defendants to the suit. Although factual investigation relating to Sikes is in the preliminary stages, the Company believes that the amount of material, if any, disposed at Sikes by the Company was small, possibly de minimis. However, the plaintiffs have alleged that the defendants are each jointly and severally liable for the entire remediation costs and have also sought a declaration of liability for future response costs such as groundwater monitoring. While the outcome of this matter cannot be predicted with certainty, management does not expect this matter to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

     In November 1988, the Kentucky environmental agency filed a complaint in a Kentucky state court alleging that TGP discharged pollutants into the waters of the state without a permit and disposed of PCBs without a permit. The agency sought an injunction against future discharges, sought an order to remediate or remove PCBs, and sought a civil penalty. TGP has entered into agreed orders with the agency to resolve many of the issues raised in the original allegations, has received water discharge permits for its Kentucky compressor stations from the agency, and continues to work to resolve the remaining issues. The relevant Kentucky compressor stations are scheduled to be characterized and remediated under the consent order with the EPA. Management believes that the resolution of this issue will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     A number of subsidiaries of EPEC, including wholly and partially owned subsidiaries of the Company, have been named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, the complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Indian lands, thereby depriving the U.S. Government of royalties. The Company believes the complaint to be without merit and that the ultimate resolution of this issue will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     The Company is a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings cannot be predicted with certainty, management currently does not expect these matters to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Environmental

     The Company is subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 1999, the Company had reserves of approximately $137 million for expected environmental costs.

     In addition, the Company estimates that its subsidiaries will make capital expenditures for environmental matters of approximately $4 million for the remainder of 1999. These expenditures primarily relate to compliance with air regulations and, to a lesser extent, control of water discharges. The Company expects to incur expenditures of approximately $96 million in the aggregate for the years 2000 through 2007.

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

     In May 1995, following negotiations with its customers, TGP filed with FERC a Stipulation and Agreement (the "Environmental Stipulation") that establishes a mechanism for recovering a substantial portion of the environmental costs identified in the internal project. The Environmental Stipulation was effective July 1, 1995. As of September 30, 1999, all amounts have been collected under the Environmental Stipulation. Refunds may be required to the extent actual eligible expenditures are less than estimated eligible expenditures used to determine amounts collected under the Environmental Stipulation.

     The Company and certain of its subsidiaries have been designated, have received notice that they could be designated, or have been asked for information to determine whether they could be designated as a PRP with respect to 11 sites under CERCLA or state equivalents. The Company has sought to resolve its liability as a PRP with respect to these Superfund sites through indemnification by third parties and/or settlements which provide for payment of the Company's allocable share of remediation costs. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases the Company has asserted a defense to any liability, the Company's estimate of its share of remediation costs could change. Moreover, liability under the federal Superfund statute is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of its estimated liability. The Company presently believes that the costs associated with the current status of such other entities as PRPs at the Superfund sites referenced above will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     The Company has initiated proceedings against its historic liability insurers seeking payment or reimbursement of costs and liabilities associated with various environmental matters. In these proceedings, the Company contends that certain environmental costs and liabilities associated with various entities or sites, including costs associated with former operating sites, must be paid or reimbursed by certain of its historic insurers. The proceedings are in the discovery stage, and it is not yet possible to predict the outcome.

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

4. SEGMENT INFORMATION

     During the third quarter of 1999, the Company renamed its El Paso Energy Marketing segment El Paso Merchant Energy. The change had no impact on reported segment results.

                                                              SEGMENTS
                                         AS OF OR FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                      --------------------------------------------------------
                                      TENNESSEE   EL PASO    EL PASO       EL PASO
                                         GAS       FIELD     MERCHANT      ENERGY
                                      PIPELINE    SERVICES    ENERGY    INTERNATIONAL   TOTAL
                                      ---------   --------   --------   -------------   ------
                                                           (IN MILLIONS)
Revenues from external customers....   $  173      $   96     $  862       $   14       $1,145
Intersegment revenue................        7          14          5           --           26
Operating income (loss).............       73          17          3          (11)          82
EBIT................................       76          20          2           12          110
Segment assets......................    4,938       1,065        922        1,279        8,204

                                                              SEGMENTS
                                         AS OF OR FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                      --------------------------------------------------------
                                      TENNESSEE   EL PASO    EL PASO       EL PASO
                                         GAS       FIELD     MERCHANT      ENERGY
                                      PIPELINE    SERVICES    ENERGY    INTERNATIONAL   TOTAL
                                      ---------   --------   --------   -------------   ------
                                                           (IN MILLIONS)
Revenues from external customers....   $  171      $   37     $1,275       $   15       $1,498
Intersegment revenue................        9          17          4           --           30
Operating income (loss).............       71           9         --           (9)          71
EBIT................................       82          13         --           12          107
Segment assets......................    4,906         986        606          886        7,384

                                                              SEGMENTS
                                       AS OF OR FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                      --------------------------------------------------------
                                      TENNESSEE   EL PASO    EL PASO       EL PASO
                                         GAS       FIELD     MERCHANT      ENERGY
                                      PIPELINE    SERVICES    ENERGY    INTERNATIONAL   TOTAL
                                      ---------   --------   --------   -------------   ------
                                                           (IN MILLIONS)
Revenues from external customers....   $  556      $  241     $2,325       $   43       $3,165
Intersegment revenues...............       21          47         11           --           79
Operating income (loss).............      286          44         18          (34)         314
EBIT................................      302          73         19           31          425
Segment assets......................    4,938       1,065        922        1,279        8,204

                                                              SEGMENTS
                                       AS OF OR FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                      --------------------------------------------------------
                                      TENNESSEE   EL PASO    EL PASO       EL PASO
                                         GAS       FIELD     MERCHANT      ENERGY
                                      PIPELINE    SERVICES    ENERGY    INTERNATIONAL   TOTAL
                                      ---------   --------   --------   -------------   ------
                                                           (IN MILLIONS)
Revenues from external customers....   $  542      $  145     $3,440       $   43       $4,170
Intersegment revenues...............       28          41         13           --           82
Operating income (loss).............      230          43         (4)         (22)         247
EBIT................................      252          54         --           23          329
Segment assets......................    4,906         986        606          886        7,384

     The reconciliations of EBIT to income before income taxes and cumulative effect of accounting change are presented below:

                                                        QUARTER          NINE MONTHS
                                                         ENDED              ENDED
                                                     SEPTEMBER 30,      SEPTEMBER 30,
                                                     --------------     --------------
                                                     1999     1998      1999      1998
                                                     -----    -----     ----      ----
                                                               (IN MILLIONS)
Total EBIT for segments............................  $110     $107      $425      $329
Corporate expenses, net............................    (4)      (7)      (13)      (10)
                                                     ----     ----      ----      ----
Income before interest, income taxes and cumulative
  effect of accounting change......................  $106     $100      $412      $319
                                                     ====     ====      ====      ====

5. DEBT AND OTHER CREDIT FACILITIES

     In August 1999, EPEC established a new $1,250 million 364-day renewable revolving credit and competitive advance facility. As of September 30, 1999, EPEC's interest rate for borrowings under this facility was equal to LIBOR plus 50 basis points. The rate will vary based on EPEC's long-term unsecured debt rating. This facility replaced EPEC's $750 million 364-day renewable revolving credit and competitive advance facility established in October 1997. TGP is a designated borrower under this credit facility. As of September 30, 1999, no amounts were outstanding under this facility.

     The weighted average interest rate of short-term borrowings was 5.5% and 5.8% at September 30, 1999 and December 31, 1998, respectively. The Company had short-term borrowings, including current maturities of long-term debt, at September 30, 1999 and December 31, 1998, as follows:

                                                              1999     1998
                                                              -----    -----
                                                              (IN MILLIONS)
Commercial paper............................................   $20     $190
Current maturities of other long-term debt..................     4        4
                                                               ---     ----
                                                               $24     $194
                                                               ===     ====

6. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at September 30, 1999 and December 31, 1998, consisted of the following:

                                                               1999     1998
                                                              ------   ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost
  Tennessee Gas Pipeline....................................  $2,460   $2,438
  El Paso Field Services....................................   1,131    1,117
  El Paso Merchant Energy...................................      15       15
  El Paso Energy International..............................     295      162
  Corporate and Other.......................................      78       73
                                                              ------   ------
                                                               3,979    3,805
Less accumulated depreciation and depletion.................     620      577
                                                              ------   ------
                                                               3,359    3,228
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................   2,364    2,400
                                                              ------   ------
Total property, plant, and equipment, net...................  $5,723   $5,628
                                                              ======   ======

     Current FERC policy does not permit the Company to recover amounts in excess of original cost allocated in purchase accounting to its regulated operations through rates.

7. INVESTMENT IN AFFILIATED COMPANIES

     The Company holds investments in various affiliates which are accounted for using the equity method of accounting. The principal equity method investments are the Company's investments in international pipelines, interstate pipelines, power generation plants, gathering systems and natural gas storage facilities.

     Summarized financial information of the Company's proportionate share of 50 percent or less owned companies and majority owned unconsolidated subsidiaries accounted for by the equity method of accounting is as follows:

                                                                            NINE MONTHS
                                                         QUARTER ENDED         ENDED
                                                         SEPTEMBER 30,     SEPTEMBER 30,
                                                         --------------    --------------
                                                         1999     1998     1999     1998
                                                         -----    -----    -----    -----
                                                                  (IN MILLIONS)
Operating results data:
  Revenues and other income............................   $88      $64     $248     $148
  Costs and expenses...................................    76       53      198      113
  Income from continuing operations....................    12       11       50       35
  Net income...........................................     8       10       46       33

8. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

                                    GENERAL

     On December 31, 1998, EPEC completed a series of steps to effect a tax-free internal reorganization in which certain energy marketing operations of EPME, certain field services operations of EPFS, and certain international operations of El Paso Energy International were transferred to EPTPC. The transactions were treated as a transfer of ownership between entities under common control and were accounted for in a manner similar to a pooling of interests. Accordingly, the information for the quarter and nine months ended September 30, 1998, presented in the Management's Discussion and Analysis of Financial Condition and Results of Operations has been restated as though the transactions occurred on January 1, 1998.

     As a result of a Federal Trade Commission order related to the merger of Sonat Inc. into EPEC, the Company must dispose of certain operations, including its wholly owned East Tennessee Natural Gas Company. The impact of the required divestiture is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

                             RESULTS OF OPERATIONS

SEGMENT RESULTS

                                                           QUARTER         NINE MONTHS
                                                            ENDED             ENDED
                                                        SEPTEMBER 30,     SEPTEMBER 30,
                                                        --------------    --------------
                                                        1999     1998     1999     1998
                                                        -----    -----    -----    -----
                                                                 (IN MILLIONS)
  EARNINGS BEFORE INTEREST EXPENSE AND INCOME TAXES
Tennessee Gas Pipeline................................  $ 76     $ 82     $302     $252
El Paso Field Services................................    20       13       73       54
El Paso Merchant Energy...............................     2       --       19       --
El Paso Energy International..........................    12       12       31       23
Corporate expenses, net...............................    (4)      (7)     (13)     (10)
                                                        ----     ----     ----     ----
          Total EBIT..................................  $106     $100     $412     $319
                                                        ====     ====     ====     ====

TENNESSEE GAS PIPELINE

                                                       QUARTER         NINE MONTHS
                                                        ENDED             ENDED
                                                    SEPTEMBER 30,     SEPTEMBER 30,
                                                    --------------    --------------
                                                    1999     1998     1999     1998
                                                    -----    -----    -----    -----
                                                             (IN MILLIONS)
Operating revenues................................  $ 180    $ 180    $ 577    $ 570
Operating expenses................................   (107)    (109)    (291)    (340)
Other, net........................................      3       11       16       22
                                                    -----    -----    -----    -----
  EBIT............................................  $  76    $  82    $ 302    $ 252
                                                    =====    =====    =====    =====

  Third Quarter 1999 Compared to Third Quarter 1998

     Operating expenses for the quarter ended September 30, 1999, were $2 million lower than for the same period of 1998. This decrease was attributable to lower system fuel usage associated with operating efficiencies achieved as a result of lower throughput levels and lower direct operating and maintenance costs.

     Other, net for the quarter ended September 30, 1999, was $8 million lower than for the same period of 1998 primarily due to interest income on a favorable sales and use tax settlement received in the third quarter of 1998 and lower earnings from equity investments in the third quarter of 1999.

  Nine Months Ended 1999 Compared to Nine Months Ended 1998

     Operating revenues for the nine months ended September 30, 1999, were $7 million higher than for the same period of 1998 primarily due to the favorable resolution of regulatory issues during 1999 and the impact of a downward revision in the amount of recoverable interest on GSR costs in 1998. The increase was partially offset by a favorable customer settlement in the second quarter of 1998 and lower system throughput in 1999 due to milder temperatures.

     Operating expenses for the nine months ended September 30, 1999, were $49 million lower than for the same period of 1998. The decrease was primarily due to the favorable resolution of certain regulatory issues during 1999 and lower fuel usage associated with operating efficiencies achieved as a result of lower system throughput.

     Other, net for the nine months ended September 30, 1999, was $6 million lower than for the same period of 1998 primarily due to interest income received in the third quarter of 1998 on a favorable sales and use tax settlement and lower earnings from equity investments during 1999. The decrease was partially offset by the impact of a favorable settlement of a regulatory issue in the first quarter of 1999.

EL PASO FIELD SERVICES

                                                          QUARTER         NINE MONTHS
                                                           ENDED             ENDED
                                                       SEPTEMBER 30,     SEPTEMBER 30,
                                                       --------------    -------------
                                                       1999     1998     1999    1998
                                                       -----    -----    ----    -----
                                                                (IN MILLIONS)
Gathering and treating margin........................  $ 39     $ 34     $115    $ 111
Processing margin....................................    12       10       32       36
Other margin.........................................     3       --        7        2
                                                       ----     ----     ----    -----
          Total gross margin.........................    54       44      154      149
Operating expenses...................................   (37)     (35)    (110)    (106)
Other, net...........................................     3        4       29       11
                                                       ----     ----     ----    -----
          EBIT.......................................  $ 20     $ 13     $ 73    $  54
                                                       ====     ====     ====    =====

  Third Quarter 1999 Compared to Third Quarter 1998

     Total gross margin for the quarter ended September 30, 1999, was $10 million higher than for the same period of 1998. The increase in the gathering and treating margin is primarily due to higher volumes and average gathering rates in the San Juan basin, partially offset by the sale of assets in the Anadarko Basin in September 1998. The increase in the processing margin resulted from higher volumes and realized liquids prices during the third quarter of 1999 compared to the same period of 1998. The increase in other margin resulted from the acquisition of EnCap in the first quarter of 1999.

     Operating expenses for the quarter ended September 30, 1999, were $2 million higher than for the same period of 1998 due to an increase in amortization and depreciation expense attributable to acquisitions.

     Other, net for the quarter ended September 30, 1999, was $1 million lower than for the same period of 1998 due to a decrease in earnings on equity investments.

  Nine Months Ended 1999 Compared to Nine Months Ended 1998

     Total gross margin for the nine months ended September 30, 1999, was $5 million higher than for the same period of 1998. The increase in the gathering and treating margin is primarily due to higher volumes in the San Juan basin. The increase was partially offset by the sale of assets in the Anadarko Basin in September 1998. The decrease in the processing margin resulted from lower realized liquids prices in 1999 compared to the same period of 1998. The increase in other margin resulted from the acquisition of EnCap in the first quarter of 1999.

     Operating expenses for the nine months ended September 30, 1999, were $4 million higher than for the same period of 1998 primarily due to an increase in amortization and depreciation expense attributable to acquisitions.

     Other, net for the nine months ended September 30, 1999, was $18 million higher than for the same period of 1998 primarily due to net gains on the sale of assets in 1999.

EL PASO MERCHANT ENERGY

                                                            QUARTER         NINE MONTHS
                                                             ENDED             ENDED
                                                         SEPTEMBER 30,     SEPTEMBER 30,
                                                         --------------    --------------
                                                         1999     1998     1999     1998
                                                         -----    -----    -----    -----
                                                                  (IN MILLIONS)
Natural gas margin.....................................   $10      $13     $ 40     $ 11
Power margin...........................................    --       (4)      --       15
                                                          ---      ---     ----     ----
          Total gross margin...........................    10        9       40       26
Operating expenses.....................................    (7)      (9)     (22)     (30)
Other, net.............................................    (1)      --        1        4
                                                          ---      ---     ----     ----
          EBIT.........................................   $ 2      $--     $ 19     $ --
                                                          ===      ===     ====     ====

  Third Quarter 1999 Compared to Third Quarter 1998

     Total gross margin for the quarter ended September 30, 1999, was $1 million higher than for the same period of 1998. The decrease in the natural gas margin was primarily due to decreased physical trading margins coupled with increases in broker expenses resulting from increases in financial volumes and positions. These decreases were partially offset by income recognition on long-term gas contracts closed in the quarter. The power margin was zero in 1999 compared to a loss of $4 million in 1998 due to the January 1999 transfer of EPME's power trading activities to El Paso Power Services Company, a wholly owned direct subsidiary of EPEC.

     Operating expenses for the quarter ended September 30, 1999, were $2 million lower than for the same period of 1998 due to a decrease in general and administrative expenses, principally those associated with the transfer of power trading activities to El Paso Power Services Company.

  Nine Months Ended 1999 Compared to Nine Months Ended 1998

     Total gross margin for the nine months ended September 30, 1999, was $14 million higher than for the same period of 1998. The increase in the natural gas margin was primarily due to the income recognition from long-term natural gas transactions closed during 1999. The increase was partially offset by increased broker expenses resulting from increases in financial volumes and positions. The power margin was zero in 1999 compared to income of $15 million in 1998 due to the January 1999 transfer of EPME's power trading activities to El Paso Power Services Company, a wholly owned direct subsidiary of EPEC.

     Operating expenses for the nine months ended September 30, 1999, were $8 million lower than for the same period of 1998 primarily due to a decrease in general and administrative expenses, including those associated with power trading activities transferred to El Paso Power Services Company.

     Other, net for the nine months ended September 30, 1999, was $3 million lower than for the same period of 1998 primarily due to a gain on the sale of assets in the second quarter of 1998.

EL PASO ENERGY INTERNATIONAL

                                                           QUARTER         NINE MONTHS
                                                            ENDED             ENDED
                                                        SEPTEMBER 30,     SEPTEMBER 30,
                                                        --------------    --------------
                                                        1999     1998     1999     1998
                                                        -----    -----    -----    -----
                                                                 (IN MILLIONS)
Operating revenues....................................  $ 14     $ 15     $ 43     $ 43
Operating expenses....................................   (25)     (24)     (77)     (65)
Other, net............................................    23       21       65       45
                                                        ----     ----     ----     ----
  EBIT................................................  $ 12     $ 12     $ 31     $ 23
                                                        ====     ====     ====     ====

  Third Quarter 1999 Compared to Third Quarter 1998

     Operating revenues for the quarter ended September 30, 1999, were $1 million lower than for the same period of 1998 primarily due to a decrease in revenues from EMA Power, partially offset by revenues on Rio Negro which was consolidated in the third quarter of 1999.

     Operating expenses for the quarter ended September 30, 1999, were $1 million higher than for the same period of 1998 primarily due to higher operating expenses on consolidated projects. The increase was largely offset by lower project development costs.

     Other, net for the quarter ended September 30, 1999, was $2 million higher than for the same period of 1998 due to higher earnings on equity investments, principally the Samalayuca Power, East Asia Power, and Kladno projects. The 1998 earnings included a gain on the sale of surplus power equipment and a loss on an equity swap agreement.

  Nine Months Ended 1999 Compared to Nine Months Ended 1998

     Operating expenses for the nine months ended September 30, 1999, were $12 million higher than for the same period of 1998 primarily due to an increase in operating expenses in consolidated projects partially offset by lower project development costs.

     Other, net for the nine months ended September 30, 1999, was $20 million higher than for the same period of 1998 primarily due to higher earnings from equity investments, principally the Samalayuca Power and East Asia Power projects. The 1998 earnings included certain gains from project-related activities and a gain on the sale of surplus power equipment in 1998.

CORPORATE EXPENSES, NET

  Third Quarter 1999 Compared to Third Quarter 1998

     Net corporate expenses for the quarter ended September 30, 1999, were $3 million lower than for the same period of 1998 primarily due to the timing of corporate allocations in the third quarter of 1999.

  Nine Months Ended 1999 Compared to Nine Months Ended 1998

     Net corporate expenses for the nine months ended September 30, 1999, were $3 million higher than for the same period of 1998. The change was primarily due to lower income from investments in 1999 partially offset by the timing of corporate allocations in 1999.

NON-AFFILIATED INTEREST AND DEBT EXPENSE

     Non-affiliated interest and debt expense for the quarter and nine months ended September 30, 1999, was higher than for the same period of 1998 due to increased borrowings related to acquisitions, capital expenditures, and other investing expenditures.

AFFILIATED INTEREST EXPENSE, NET

     Affiliated interest expense, net for the quarter and nine months ended September 30, 1999, was lower than for the same period of 1998, primarily due to reduction in affiliated average debt balance.

                        LIQUIDITY AND CAPITAL RESOURCES

  CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $154 million for the nine months ended September 30, 1999, compared to $268 million for the same period of 1998. Higher income was offset by lower GSR recoveries in 1999, tax refunds received in 1998, and higher receivable balances in 1999.

  CASH FROM INVESTING ACTIVITIES

     Net cash used in investing activities was $70 million for the nine months ended September 30, 1999. Expenditures related to joint ventures and equity investments were primarily attributable to the acquisition of an 82 percent ownership interest in EAPRC. Other investment activity included expenditures for expansion and construction projects, as well as the acquisition of EnCap. Internally generated funds and advances from EPEC, supplemented by other financing activities, were used to fund these expenditures.

     Future funding for capital expenditures, acquisitions, and other investing expenditures is expected to be provided by internally generated funds, commercial paper issuances, available capacity under existing credit facilities, and/or contributions from EPEC.

  CASH FROM FINANCING ACTIVITIES

     Net cash used in financing activities was $88 million for the nine months ended September 30, 1999. Long-term borrowings, supplemented by internally generated funds, were used to reduce short-term borrowings, pay dividends, fund capital and equity investments, and for other corporate purposes.

     In August 1999, EPEC established a new $1,250 million 364-day renewable revolving credit and competitive advance facility. As of September 30, 1999, EPEC's interest rate for borrowing under this facility was equal to LIBOR plus 50 basis points. The rate will vary based on EPEC's long-term unsecured debt rating. This facility replaced EPEC's $750 million 364-day renewable revolving credit and competitive advance facility established in October 1997. TGP is a designated borrower under this credit facility. As of September 30, 1999, no amounts were outstanding under this facility.

     Future funding for long-term debt retirements, dividends, and other financing expenditures is expected to be provided by internally generated funds, commercial paper issuances, available capacity under existing credit facilities, and/or contributions from EPEC.

                         COMMITMENTS AND CONTINGENCIES

     See Note 3, which is incorporated herein by reference.

                                     OTHER

     In October 1999, the Company agreed to acquire Crystal Gas Storage, Inc. for approximately $220 million. The transaction will be accounted for as a purchase. Crystal Gas Storage owns and operates two natural gas storage facilities near Hattiesburg, Mississippi and holds interests in natural gas producing properties in northern Louisiana and southern Arkansas.

     In October 1999, the Company acquired for $13 million the remaining interest in Interenergy Company from Clan Energy International. Interenergy is a Cayman company that holds a 38 percent interest in Triunion Energy Company ("Triunion"). This increased the Company's ownership in Triunion to 71 percent. As a result, the Company will begin to consolidate Triunion in the fourth quarter of 1999. Triunion's principle asset is a 21 percent interest in the Argentina to Chile pipeline. With the acquisition, the Company's overall interest in the Argentina to Chile pipeline increased to 15 percent.

     In October 1999, the Company acquired a 25 percent interest in a 762 megawatt coal-fired power plant in the People's Republic of China. The Meizhou Wan power plant, located in the Fujian Province, is expected to be operational in the first quarter of 2001.

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

     In recognition of the importance of Year 2000 issues and their potential impact on the Company, the initial phase of the Year 2000 project involved the establishment of a company-wide awareness program. The awareness program is directed by the executive steering committee and project team and includes participation of senior management in each core business area. The awareness phase is substantially completed, although the Company will continually update awareness efforts for the duration of the Year 2000 project.

     The Company's assessment phase consists of conducting a company-wide inventory of its key automated systems and related processes, analyzing and assigning levels of criticality to those systems and processes, identifying and prioritizing resource requirements, developing validation strategies and testing plans, and evaluating business partner relationships. The assessment phase is substantially complete. The assessment phase of the project, among other things, involves efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment products, embedded chip systems, and software products being used by or impacting the Company are or will be modified to be Year 2000 compliant. Increasingly, the responses from such third parties are generally encouraging. Nonetheless, many of these responses lack the substantive detail to allow the Company to make a meaningful evaluation of such third-parties' Year 2000 readiness. Furthermore, in some circumstances, third parties are refusing to provide any response beyond those contained in their publicly-disseminated information. As a result, the overall evaluation of the Company's business partners' Year 2000 readiness remains inconclusive. Accordingly, the Company cannot predict the potential consequences if these or other third parties or their products are not Year 2000 compliant. The Company continues to evaluate the exposure associated with such business partner relationships, and will use the contingency planning process to attempt to mitigate the uncertainty concerning third-party readiness.

     The remediation phase involves converting, modifying, replacing or eliminating key automated systems identified in the assessment phase. The testing phase involves the validation of the identified key automated systems. The Company is utilizing test tools and written test procedures to document and validate, as necessary, its unit, system, integration and acceptance testing. The implementation phase involves placing the converted or replaced key automated systems into operation. One system that was not substantially complete with respect to Year 2000 issues as of June 30, 1999, was the nominations, scheduling and volume accounting applications utilized by TGP. That system is now substantially complete. In October 1999, the Company, in cooperation with other Interstate Natural Gas Association of America members, reported that its regulated pipelines, Tennessee Gas Pipeline, East Tennessee Natural Gas Pipeline and Midwestern Gas Transmission, will be Year 2000 compliant on the rollover date of January 1, 2000. The Company is substantially complete with its remediation, testing and implementation phases for domestic systems.

     The Company had previously identified the contingency planning phase as a subset of the implementation phase, but has now established the process as its own phase of the overall Year 2000 program. The contingency planning phase consists of developing a risk profile of the Company's critical business processes and then providing for actions the Company will pursue to keep such processes operational in the event of Year 2000 disruptions. The focus of such contingency planning is on prompt response to any Year 2000 events, and a plan for subsequent resumption of normal operations. The plan attempts to assess the risk of a significant failure to critical processes performed by the Company, and to address the mitigation of those risks. The plan will also consider any significant failures related to the most reasonably likely worst case scenario, discussed below, as they may occur. In addition, the plan attempts to factor in the severity and duration of the impact of a significant failure. The Company has developed contingency plans for each business unit and significant business process. By September 30, 1999, the Company had conducted desk-top testing of its contingency plans and had conducted drills and mock outages, including some testing with certain customers and other significant third parties. The Year 2000 contingency plans will continue to be tested, modified and adjusted throughout the year as additional information becomes available.

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

     While the Company owns or controls most of its domestic facilities and projects, nearly all of the Company's international investments have been made in conjunction with unrelated third parties. In many cases, the operators of such international facilities are not under the sole or direct control of the Company. As a consequence, the Year 2000 programs instituted at some of the international facilities may be different from the Year 2000 program implemented by the Company domestically, and the party responsible for the results of such program may not be under the direct or indirect control of the Company. In addition, many foreign countries appear to be substantially behind the United States in addressing potential Year 2000 disruption of critical infrastructure and in developing a framework governing the reporting requirements and relative liabilities of business entities. Accordingly, the Year 2000 risks posed by international operations as a whole are different than those presented domestically. While management believes that most of the international facilities in which it has significant investments are addressing Year 2000 issues in an adequate manner, it is possible that some of them may experience significant Year 2000 disruption, and that the aggregate effect of problems experienced at multiple international locations may be material and adverse. The Company is incorporating this possibility into the relevant contingency plans.

     While the total cost of the Company's Year 2000 project continues to be evaluated, the Company estimates that the costs remaining to be incurred in 1999 and 2000 associated with assessing, remediating and testing internally developed computer applications, hardware and equipment, embedded chip systems, and third-party-developed software will be between $2 million and $5 million. Of these estimated costs, the Company expects between $1 million and $2 million to be capitalized and the remainder to be expensed. As of September 30, 1999, the Company has incurred expenses of approximately $9 million and has capitalized costs of approximately $4 million. The Company has previously only traced incremental expenses related to its Year 2000 project. This means that the costs of the Year 2000 project related to salaried employees of the Company, including their direct salaries and benefits, are not available, and have not been included in the estimated costs of the project. Since the earlier phases of the project primarily involved work performed by such salaried employees, the costs expended to date do not reflect the percentage completion of the project. The Company anticipates that it will expend a substantial amount of the remaining costs in the contingency planning phase of the project, including the potential acquisition of back-up assets and systems that may be deployed in the event primary systems fail to perform fully according to expectations.

     Furthermore, for the Company's international investments, the Company understands that many of the operators of such foreign facilities are incurring Year 2000 costs but obtaining detailed information regarding Year 2000 international cost expenditures has been slow and, at times, difficult. For this reason, the Year 2000 costs incurred may fall somewhat short of the estimated costs discussed above.

     Although the Company does not expect the costs of its Year 2000 project to have a material adverse effect on its financial position, results of operations, or cash flows, based on information available at this time, the Company cannot conclude that disruption caused by internal or external Year 2000 related failures will not have such an effect. Specific factors which might affect the success of the Company's Year 2000 efforts and the frequency or severity of a Year 2000 disruption or the amount of expense include the failure of the Company or its outside consultants to properly identify deficient systems, the failure of the selected remedial action to adequately address the deficiencies, the failure of the Company or its outside consultants to complete the remediation in a timely manner (due to shortages of qualified labor or other factors), the failure of other parties to joint ventures in which the Company is involved to meet their obligations, both financial and operational, under the relevant joint venture agreements to remediate assets used by the joint venture, unforeseen expenses related to the remediation of existing systems or the transition to replacement systems, the failure of third parties to become Year 2000 compliant or to adequately notify the Company of potential noncompliance and the effects of any significant disruption at international facilities in which the Company has significant investments.

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

     See Note 8, which is incorporated herein by reference.

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

     Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include increasing competition within the Company's industry, the timing and extent of changes in commodity prices for natural gas and power, uncertainties associated with customer contract expirations on the TGP pipeline system, uncertainties associated with acquisitions and joint ventures, potential environmental liabilities, potential contingent liabilities and tax liabilities related to the Company's acquisitions, political and economic risks associated with current and future operations in foreign countries, conditions of the equity and other capital markets during the periods covered by the forward-looking statements, and other risks, uncertainties and factors, including the effect of the Year 2000 date change, discussed more completely in the Company's other filings with the U.S. Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1998.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     Each exhibit identified below is filed as a part of this report.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.A           -- $1,250,000,000 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement dated as of August 16, 1999,
                            by and among EPEC, EPNG, TGP, the several banks and other
                            financial institutions from time to time parties to the
                            Agreement, The Chase Manhattan Bank, as administrative
                            agent and as CAF Advance Agent for the Lenders
                            thereunder, Citibank N.A. and ABN Amro Bank, N.V. as
                            co-documentation agents for the Lenders and Bank of
                            America, N.A. as syndication agent for the Lenders.
          27             -- Financial Data Schedule.

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

                                            EL PASO TENNESSEE PIPELINE CO.

Date: November 12, 1999                            /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: November 12, 1999                           /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                                 (Chief Accounting Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.A           -- $1,250,000,000 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement dated as of August 16, 1999,
                            by and among EPEC, EPNG, TGP, the several banks and other
                            financial institutions from time to time parties to the
                            Agreement, The Chase Manhattan Bank, as administrative
                            agent and as CAF Advance Agent for the Lenders
                            thereunder, Citibank N.A. and ABN Amro Bank, N.V. as
                            co-documentation agents for the Lenders and Bank of
                            America, N.A. as syndication agent for the Lenders.
          27             -- Financial Data Schedule.