Form 10-K405
period 1999-12-31
EL PASO TENNESSEE PIPELINE CO
filed 2000-03-13
CIK 823549

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                                                  MARKET VALUE
         CLASS OF VOTING STOCK AND NUMBER OF SHARES                   HELD
          HELD BY NON-AFFILIATES AT MARCH 8, 2000               BY NON-AFFILIATES
          ---------------------------------------               -----------------
8 1/4% Cumulative Preferred Stock, Series A, 6,000,000
shares                                                            $318,000,000*

---------------

* Based upon the closing price on the Composite Tape for the 8 1/4% Cumulative Preferred Stock, Series A, on March 8, 2000.

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     Common Stock, par value $.01 per share. Shares outstanding on March 10, 2000: 1,971

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: El Paso Tennessee Pipeline Co.'s definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         EL PASO TENNESSEE PIPELINE CO.

                               TABLE OF CONTENTS

                                     CAPTION                             PAGE
                                     -------                             ----
Glossary...............................................................   ii

                                      PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................   13
Item 3.    Legal Proceedings...........................................   13
Item 4.    Submission of Matters to a Vote of Security Holders.........   13

                                     PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................   14
Item 6.    Selected Financial Data.....................................   15
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   16
           Risk Factors and Cautionary Statement for Purposes of the
             "Safe Harbor" Provisions of the Private Securities
             Litigation Reform Act of 1995.............................   25
Item 7A.   Quantitative and Qualitative Disclosures About Market
             Risk......................................................   29
Item 8.    Financial Statements and Supplementary Data.................   32
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................   63

                                     PART III
Item 10.   Directors and Executive Officers of the Registrant..........   63
Item 11.   Executive Compensation......................................   63
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   63
Item 13.   Certain Relationships and Related Transactions..............   63

                                     PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................   64
           Signatures..................................................   67

                                    GLOSSARY

     The following abbreviations, acronyms, or defined terms used in this Form 10-K are defined below:

                                                                DEFINITION
                                                                ----------
BBtu(/d)..........................  Billion British thermal units (per day)
Bcf(/d)...........................  Billion cubic feet (per day)
CAPSA.............................  Companias Asociadas Petroleras SA, a privately held integrated energy company in Argentina
Company...........................  El Paso Tennessee Pipeline Co. and its subsidiaries
Dth(/d)...........................  Decatherms (per day)
East Tennessee....................  East Tennessee Natural Gas Company, a wholly owned subsidiary of El
                                    Paso Tennessee Pipeline Co.
EBIT..............................  Earnings before interest expense and income taxes, excluding affiliated interest income
EnCap.............................  EnCap Investments L.L.C., a wholly owned subsidiary of El Paso
                                    Field Services Company
EPA...............................  United States Environmental Protection Agency
El Paso...........................  El Paso Energy Corporation, the parent of El Paso Tennessee
                                    Pipeline Co.
El Paso Energy Partners...........  El Paso Energy Partners, L.P., a publicly held Delaware limited partnership (formerly Leviathan Gas Pipeline Partners, L.P.)
EPNG..............................  El Paso Natural Gas Company, a wholly owned subsidiary of El Paso
                                    Energy Corporation
EPTPC.............................  El Paso Tennessee Pipeline Co., a direct subsidiary of El Paso
                                    Energy Corporation
FERC..............................  Federal Energy Regulatory Commission
Field Services....................  El Paso Field Services Company, a wholly owned subsidiary of El
                                    Paso Tennessee Pipeline Co.
GSR...............................  Gas supply realignment
International.....................  El Paso Energy International Company (and its subsidiaries and investments), a wholly owned subsidiary of El Paso Tennessee
                                    Pipeline Co.
IRS...............................  Internal Revenue Service
MBbls.............................  Thousand barrels
Merchant Energy...................  El Paso Merchant Energy Group, LLC, a wholly owned subsidiary of El
                                    Paso Tennessee Pipeline Co.
Midwestern........................  Midwestern Gas Transmission Company, a wholly owned subsidiary of
                                    El Paso Tennessee Pipeline Co.
Mgal(/d)..........................  Thousand gallons per day
MMcf(/d)..........................  Million cubic feet (per day)
PCB(s)............................  Polychlorinated biphenyl(s)
PRP(s)............................  Potentially responsible party(ies)
Series A Preferred Stock..........  8 1/4% Cumulative Preferred Stock, Series A of El Paso Tennessee
                                    Pipeline Co.
TBtu(/d)..........................  Trillion British thermal units (per day)
TGP...............................  Tennessee Gas Pipeline Company, a wholly owned subsidiary of El
                                    Paso Tennessee Pipeline Co.

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     Prior to 1996, the Company operated as Tenneco Inc., an entity with operations in the automotive, energy, packaging and shipbuilding businesses. During the latter part of 1996, Tenneco Inc. distributed to its shareholders all of its businesses except for its energy business and certain corporate and discontinued operations. In December 1996, El Paso acquired these remaining business operations and renamed the Company EPTPC. During 1998, El Paso completed a tax-free internal reorganization of its businesses. In the reorganization, EPTPC became a direct subsidiary of El Paso. In addition, through a series of transfers, the merchant services operations of Merchant Energy, the international operations of International, and the field services operations of Field Services all became subsidiaries of EPTPC. Also, as part of the reorganization, EPTPC transferred certain assets and liabilities of corporate and discontinued operations to El Paso. EPTPC continues to own the interstate pipeline systems known as the TGP system, the East Tennessee system, and the Midwestern system, as well as certain discontinued operations not included in the transfer to El Paso. On December 31, 1999, as part of a similar internal reorganization, the power services businesses of El Paso and the merchant operations of Sonat Inc. acquired by El Paso in its October 1999 merger with Sonat Inc., were transferred to EPTPC from El Paso in the form of a tax-free capital contribution. At December 31, 1999, El Paso owns 100 percent of the common equity and greater than 80 percent of the combined equity value of EPTPC. The remaining combined equity value of EPTPC consists of $300 million of outstanding preferred stock that is traded on the New York Stock Exchange.

                               COMPANY OPERATIONS

     The Company's principal operations include the interstate and intrastate transportation, gathering, processing, and storage of natural gas; the marketing of natural gas, power, and other energy-related commodities; power generation; and the development and operation of energy infrastructure facilities worldwide. The Company owns or has interests in over 17,800 miles of interstate and intrastate pipeline connecting the nation's principal natural gas supply regions to three of the largest consuming regions in the United States, namely the Gulf Coast, the Northeast and the Midwest. The Company's natural gas transmission operations are comprised of three wholly owned interstate pipeline systems: the Tennessee Gas pipeline, the Midwestern Gas Transmission pipeline, and the East Tennessee Natural Gas pipeline; as well as interests in the Portland Natural Gas Transmission pipeline system and a storage facility.

     Through Merchant Energy, the Company is a major intermediary in the wholesale natural gas and electric power markets, and is engaged in buying and selling natural gas, pipeline capacity, natural gas storage, power and other energy commodities throughout North America. The Company has also become one of the largest non-utility owners of electric generating capacity in the United States. In its operations, the Company uses sophisticated systems and financial modeling capabilities to evaluate and measure risks inherent in its markets, then intermediates those risks using its presence in and knowledge of the financial and physical commodity markets.

     The Company's international activities focus on the development and operation of international energy infrastructure projects. These activities include ownership interests in three major operating natural gas transmission systems in Australia and natural gas transmission systems and power generation facilities currently in operation or under construction in Argentina, Bangladesh, Bolivia, Brazil, Chile, China, the Czech Republic, Hungary, India, Indonesia, Mexico, Pakistan, Peru, the Philippines and the United Kingdom.

     The Company, through Field Services, provides natural gas gathering, products extraction, dehydration, purification, compression and intrastate transmission services. These services include gathering of natural gas from more than 10,000 natural gas wells with approximately 11,000 miles of gathering lines, and 11 natural gas processing and treating facilities located in some of the most prolific and active production areas of the United States, including the San Juan and Permian Basins, east and south Texas, Louisiana, and in the Gulf of Mexico. The Company conducts its intrastate transmission operations through its interests in five intrastate systems, including the Oasis pipeline running from west Texas to Katy, Texas, the Channel pipeline extending from south Texas to the Houston Ship Channel, the Shoreline and Tomcat gathering systems, which gather gas from the Texas Gulf Coast, and the Gulf States pipeline, which extends from the Texas border to Ruston,

Louisiana. In addition, the Company has an 8 percent ownership interest in El Paso Energy Partners, a publicly traded limited partnership which conducts natural gas and oil gathering, transmission, midstream and other related services offshore in the Gulf of Mexico.

                     PURCHASE OF TEXAS MIDSTREAM OPERATIONS

     In January 2000, Field Services entered into an agreement to purchase the natural gas and natural gas liquids businesses of PG&E Gas Transmission, Texas Corporation, and PG&E Gas Transmission Teco, Inc. The acquisition, which is expected to close by mid-year 2000, is subject to the receipt of certain required governmental approvals and third party consents. The transaction will be accounted for as a purchase.

     The assets being acquired consist of 8,500 miles of intrastate natural gas transmission pipelines that transport approximately 2.8 Bcf/d in the south Texas area, nine natural gas processing plants that currently process 1.5 Bcf/d, and a
7.2 Bcf natural gas storage field. The transaction also includes significant natural gas liquids pipelines and fractionation facilities.

                                    SEGMENTS

     The Company segregates its business activities into four segments: Natural Gas Transmission, Merchant Energy, International, and Field Services. These segments are strategic business units that provide a variety of energy products and services. They are managed separately, as each business unit requires different technology and marketing strategies. For information relating to operating revenues, operating income, EBIT, and identifiable assets attributable to each segment, see Item 8, Financial Statements and Supplementary Data, Note 11, which is incorporated herein by reference.

                            NATURAL GAS TRANSMISSION

     The Company's Natural Gas Transmission segment provides interstate natural gas pipeline transportation to the northeast, mid-west and mid-Atlantic sections of the United States, including the New York City, Chicago, and Boston metropolitan areas, and various northern Mexico markets. It conducts these activities through three wholly owned and one partially owned interstate systems along with a storage facility. Each of these is discussed below:

     The TGP system. The TGP system consists of approximately 14,700 miles of pipeline with a design capacity of 5,730 MMcf/d. During 1999, TGP transported natural gas volumes averaging approximately 75 percent of its capacity. The TGP system serves the northeast section of the United States, including the New York City and Boston metropolitan areas. The multiple-line system begins in the gas-producing regions of Louisiana, including the Gulf of Mexico, and south Texas. TGP also recently completed an interconnect at the United States-Mexico border.

     The East Tennessee system. The East Tennessee system consists of approximately 1,100 miles of pipeline with a design capacity of 680 MMcf/d. During 1999, East Tennessee transported natural gas volumes averaging approximately 45 percent of its capacity. The East Tennessee system serves the states of Tennessee, Virginia and Georgia and connects with the TGP system in Springfield and Lobelville, Tennessee.

     The Midwestern system. The Midwestern system consists of approximately 400 miles of pipeline with a design capacity of 785 MMcf/d. During 1999, Midwestern transported natural gas volumes averaging approximately 31 percent of its capacity. The Midwestern system connects with the TGP system at Portland, Tennessee, and extends to Chicago to serve the Chicago metropolitan area.

     Portland Natural Gas Transmission. The Company has an approximate 19 percent ownership interest in the Portland Natural Gas Transmission system ("Portland"). Portland is a 292 mile interstate natural gas pipeline with a design capacity of 215 MMcf/d extending from the Canadian border near Pittsburg, New Hampshire to Dracut, Massachusetts. During 1999, Portland transported volumes averaging approximately 34 percent of its capacity.

     Bear Creek Storage. The Company and Southern Natural Gas Company, a wholly owned subsidiary of El Paso, each own a 50 percent interest in Bear Creek Storage Company ("Bear Creek") which owns and operates an underground natural gas storage facility located in Louisiana. Services are provided pursuant to the authorization and subject to the jurisdiction of FERC. Bear Creek has a capacity of 50 Bcf of base gas and 57 Bcf of working storage capacity. Bear Creek's storage capacity is committed equally to TGP and Southern Natural Gas Company under long-term contracts.

     From time to time, the Company holds open seasons in an effort to capitalize on pipeline expansion opportunities. TGP has completed an open season for the Eastern Express Project 2000 to provide gas transportation for the growing markets in the northeast. As a result, TGP filed and received FERC approval for the Eastern Express expansion, which will begin service in November 2000. In the fall of 1999, TGP completed and placed in service an international border crossing at Reynosa, Tamaulipas, Mexico, and an interconnect with Pemex Gas y Petroquimica Basica ("Pemex"), a Mexican state-owned company, to provide the import and export of gas to and from Mexico.

     During the first quarter of 2000, the Company will complete the sale of East Tennessee to comply with a Federal Trade Commission order related to El Paso's October 1999 merger with Sonat Inc.

  Regulatory Environment

     The Company's interstate systems are subject to the jurisdiction of FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Each system operates under separate FERC approved tariffs. These FERC approved tariffs establish rates, terms, and conditions under which each system provides services to its customers.

     In July 1998, FERC issued a Notice of Proposed Rulemaking ("NOPR") in which it sought comments on a wide range of initiatives to change the manner in which short-term (less than one year) transportation markets are regulated. On February 9, 2000, the FERC issued a final ruling in response to the NOPR. Among other things, the rule (i) allows pipelines to file to implement peak and off-peak rates; (ii) removes the price cap for released capacity; (iii) requires pipelines to make changes to their tariffs regarding customer imbalances, penalties and pipeline operations; and (iv) increases the amount and type of information that pipelines must make available to the FERC and its customers.

     In December 1996, TGP filed for a general rate increase with FERC and in October 1998, FERC approved a settlement resolving that proceeding. The settlement included a structural rate design change that resulted in a larger portion of TGP's transportation revenues being dependent upon throughput. One party, a competitor of TGP, filed a Petition for Review of the FERC approved settlement with the Court of Appeals, which remanded the case to FERC to respond to the competitor's argument that TGP's cost allocation methodology deterred the development of market centers (centralized locations where buyers and sellers can physically exchange gas). Comments were filed with FERC in January 1999. This matter is still pending before FERC.

     The Company's interstate systems are also subject to the Natural Gas Pipeline Safety Act of 1968, as amended, which establishes pipeline and liquified natural gas plant safety requirements, and the National Environmental Policy Act and other environmental legislation. Each of the systems has a continuing program of inspection designed to keep all of the facilities in compliance with pollution control and pipeline safety requirements, and the Company believes that its systems are in substantial compliance with applicable requirements.

  Markets and Competition

     The Company's interstate systems face varying degrees of competition from alternative energy sources, such as electricity, hydroelectric power, coal, and fuel oil. Also, the potential consequences of proposed and ongoing restructuring and deregulation of the electric power industry are currently unclear. Such restructuring and deregulation may benefit the natural gas industry by creating more demand for natural gas turbine generated electric power, or it may hamper demand by allowing a more effective use of surplus electric capacity through increased wheeling as a result of open access.

     Customers of TGP, none of which individually represents more than 10 percent of the revenues on TGP's system, include natural gas producers, marketers and end-users, as well as other gas transmission and distribution companies. At the beginning of 1999, contracts representing 70 percent of TGP's firm transportation capacity were due to expire by November 2000. However, as a result of negotiations to extend or restructure these contracts, customers whose contracts expire by November 2000 now represent only approximately 20 percent of firm transportation capacity. The conditions of settlements and extensions are similar to the original contracts and 80 percent of TGP's contracted firm transportation capacity currently has an average term in excess of four years. TGP continues to pursue future markets and customers for the capacity that is not committed beyond November 2000 and expects this capacity will be placed under a combination of long-term and short-term contracts. However, there can be no assurance that TGP will be able to replace these contracts or that the terms of new contracts will be as favorable to TGP as the existing ones.

     In a number of key markets, TGP faces competitive pressure from other major pipeline systems, which enables local distribution companies and end-users to choose a supplier or switch suppliers based on the short-term price of natural gas and the cost of transportation. Competition among pipelines is particularly intense in TGP's supply areas, Louisiana and Texas. In some instances, TGP has had to discount its transportation rates in order to maintain market share. The renegotiation of TGP's remaining expiring contracts may be adversely affected by these competitive factors.

                                MERCHANT ENERGY

     The Company's Merchant Energy segment buys, sells, and trades natural gas, power, natural gas transmission capacity, gas storage, and other energy and natural gas related commodities and intermediates risk in its markets using sophisticated integrated risk management techniques. Merchant Energy's merchant activities provide customers with flexible solutions to meet their energy supply and financial risk management requirements by utilizing its knowledge of the marketplace, natural gas pipelines and power transmission infrastructure, supply aggregation, transportation management and valuation, storage, and integrated price risk management. In December 1999, El Paso contributed its power business to EPTPC. The power business acquires, develops, constructs, owns, operates and manages domestic power generation facilities and other power related assets and joint ventures. During 1999, Merchant Energy completed a fundamental strategic shift to position itself as one of North America's largest intermediaries in the wholesale energy marketplace.

     The Merchant Energy segment is organized into four functional units -- Origination, Trading and Risk Management, Finance and Administration, and Operations. The Origination unit develops and acquires natural gas and power assets, markets capacity from these assets, and creates innovative structured transactions to enhance their value. The Trading and Risk Management unit provides pricing and valuation information for the Origination unit, manages the risk inherent in Merchant Energy's asset portfolio via the financial markets for natural gas and power, and captures the option value inherent in the segment's asset portfolio. The Company's portfolio is managed in accordance with strict value-at-risk limits set by the Board. The Finance and Administration unit implements financing strategies for Merchant Energy's assets, and provides accounting and administration services for the segment's activities. The Operations unit conducts the day to day operations of Merchant Energy's assets in close coordination with the Origination and Trading and Risk Management units. Merchant Energy controls a large portfolio of natural gas transmission and storage capacity, and markets and trades over 6,713 Bcf/d of natural gas and 6,613 megawatts of power per month.

     During 1999, the Company was active in acquiring domestic non-utility generation ("NUG") assets, especially those with above-market power purchase agreements. As part of its efforts relating to NUG acquisitions, the Company created a finance structure, known as Electron, to expand its growth in the power generation business. The Company, together with a financial investor, formed Electron, through the creation of a limited liability company, Chaparral Investors, L.L.C. ("Chaparral"), and its wholly owned subsidiary, Mesquite Investors, L.L.C. ("Mesquite"). Through Chaparral, the Company has currently invested in 26 domestic power generation facilities with a total generating capacity of approximately 3,200 megawatts. A subsidiary of the Company is the manager of both Chaparral and Mesquite under a management agreement. In late 1999, the Company amended these arrangements to allow Electron to raise additional capital and own additional assets. The Company intends to conduct its NUG acquisition and restructuring activities through Electron. As compensation for managing Electron, the Company will be paid an annual performance-based management fee. Electron plans to raise approximately $1 billion of additional financing in the first half of 2000 to expand its NUG activities.

     Merchant Energy has ownership interests or management responsibilities in 40 power generation facilities with a total generating capacity of over 5,000 megawatts, including those power generation facilities invested in through Electron. Approximately 79 percent of the output of the Company's operating power plants is sold pursuant to long-term, fixed-price agreements. The Company is actively seeking to restructure these agreements to enhance the value of these facilities.

     In March 1999, Merchant Energy acquired a 50 percent ownership interest in CE Generation LLC. CE Generation LLC owns or has ownership interests in four natural gas-fired cogeneration projects in New York, Pennsylvania, Texas and Arizona and eight geothermal facilities near the Imperial Valley in southern California. In addition, two additional geothermal facilities are currently under construction in southern California. Collectively, these 14 power projects will have a combined electric generating capacity of approximately 900 megawatts.

     In connection with the Sonat, Inc. merger, Merchant Energy has an interest in Mid-Georgia Cogeneration, L.P., a 300 megawatt natural gas-fired combined cycle power generation facility in Kathleen, Georgia, which sells power to a large utility under a long-term power purchase agreement and provides steam to a local customer.

     In December 1999, the Company agreed to purchase two 67 megawatt natural gas-fired electric generation plants located in Dartmouth, Massachusetts and Pawtucket, Rhode Island. The acquisition of the Pawtucket plant closed in February 2000 while the Dartmouth plant acquisition is expected to close in March 2000. As part of the purchase agreement, the Company assumed responsibility for all operations and maintenance activities of these plants.

     In February 2000, Merchant Energy purchased partnership interests in a portfolio of eleven gas-fired combined cycle power generation facilities in California from Dynegy. The portfolio represents a net combined electric generating capacity of approximately 370 megawatts. Also included in the acquisition is an operating company and a turbine maintenance organization. Eight of the eleven acquired facilities have entered into fuel management agreements to purchase all natural gas and fuel oil used to operate the facilities at market rates plus a management fee from Merchant Energy. Currently ten of the eleven facilities sell power to three large public utilities pursuant to long-term power contracts.

     In January 2000, Merchant Energy acquired all the outstanding shares of Bonneville Pacific Corporation ("Bonneville"). The principal business segments acquired include a 50 percent interest in an 85 megawatt power plant that sells power to a utility under a long-term contract, and an operating company which provides operations and maintenance services under long-term contracts to two cogeneration facilities in the Las Vegas area.

     Merchant Energy is also constructing a 680 megawatt natural gas-fired combined cycle power generation facility in Tominson, Georgia, which has long-term power purchase agreements with three utilities to sell 70 percent of its capacity. Commercial operations are expected to commence in June 2000.

     Merchant Energy purchases specific natural gas and power volumes from suppliers at various times and points of receipt, arranges for the aggregation and transportation of natural gas and transmission of power, and negotiates the sale of these volumes to utilities (including local distribution companies and power plants), municipalities, and a variety of industrial and commercial end users. Merchant Energy seeks to maintain a diverse natural gas and power supplier and customer base. During 1999, Merchant Energy's natural gas activities served over 900 producers/suppliers and approximately 1,000 sales customers in 41 states and shipped natural gas supplies on 61 pipelines. Its power activities served over 125 sales customers in 48 states and traded electricity in 11 North American Energy Reliability Council regions.

     Merchant Energy utilizes a broad range of risk management instruments to manage its fixed-price purchase and sales commitments and reduce its exposure to market price volatility. It trades futures contracts and options on the New York Mercantile Exchange and trades swaps and options in over-the-counter financial markets with other major energy merchants. Market risks are managed on a portfolio basis, subject to parameters established by a risk management committee that operates independently from commercial operations. Market risk in Merchant Energy's commodity derivative portfolio is measured on a daily basis utilizing a Value-at-Risk (VAR) model to calculate the potential one-day unfavorable impact on its earnings.

     Detailed below are the marketed natural gas and power volumes for the years ended December 31:

                                                              1999     1998     1997
                                                             ------   ------   ------
Natural gas volumes marketed (BBtu/d)......................   6,713    7,315    8,013
Power volumes marketed (Thousand megawatt hours)...........  79,361   55,210   21,735

  Regulatory Environment

     Merchant Energy's power generation activities are subject to FERC's regulatory jurisdiction under the Federal Power Act ("FPA") with respect to its rates, terms and conditions of service and certain reporting requirements. Exports of electricity are subject to approval by the Department of Energy. El Paso's affiliates involved in cogeneration and independent power production are subject to regulation by the FERC under the Public Utility Regulatory Policies Act and the FPA with respect to rates, the procurement and provision of certain services and operating standards.

  Markets and Competition

     Merchant Energy's merchant services business operates in a highly competitive environment. Its primary competitors include: (i) marketing affiliates of major oil and natural gas producers; (ii) marketing affiliates of large local distribution companies; (iii) marketing affiliates of other interstate and intrastate pipelines; and (iv) independent energy marketers with varying scopes of operations and financial resources. Merchant Energy competes on the basis of price, access to production, understanding of pipeline and transmission networks, imbalance management, experience in the marketplace, and counterparty credit.

     Many of Merchant Energy's generation facilities sell power pursuant to long-term agreements with investor-owned utilities in the United States. Because of the terms of its power purchase agreements for its facilities, Merchant Energy's revenues are not significantly impacted by competition from other sources of generation. The power generation industry is rapidly evolving, and regulatory initiatives have been adopted at the federal and state level aimed at increasing competition in the power generation business. As a result, it is likely that when the power purchase agreements expire, the facilities will be required to compete in a significantly different market in which operating efficiency and other economic factors will determine success. Merchant Energy is likely to face intense competition from generation companies as well as from the wholesale power markets.

                                 INTERNATIONAL

     The Company's International segment was formed for the purpose of investing in integrated energy projects with an emphasis on developing infrastructure to gather, transport and use natural gas in northern Mexico and certain Latin American countries. The focus of the international projects has expanded to include power generation and pipeline investments located in Australia, Asia, Europe and other Latin American countries. International enters into its projects through a combination of acquisitions, international privatization efforts and greenfield development.

     Acquisitions of existing energy projects and greenfield development projects are subject to a higher level of commercial and financial risk in foreign countries. Accordingly, International has adopted a risk mitigation strategy to reduce risks to more acceptable and manageable levels. International's practice is to select experienced partners with a history of success in commercial operations. Individual partners are generally chosen based on the complementary competencies which they offer to the various joint ventures formed or to be formed. International designs and implements a formal due diligence plan on every project it pursues, and contracts are negotiated to secure fuel supply, manage operating and maintenance costs and, when possible, index revenues to and denominate transactions in U.S. dollars. International also obtains political risk insurance when deemed appropriate, through the Overseas Private Investment Corporation, the Multilateral Investment Guarantee Agency, or a private insurer.

     Detailed below are brief descriptions, by region, of the projects that are either operational or in various stages of development.

Latin America and Mexico

     Agua del Cajon Processing Plant -- In November 1999, International acquired a 50 percent ownership interest in a joint venture which owns a natural gas processing plant located in Neuquen, Argentina. The joint venture leases the plant under a ten-year term from Bank of Boston. Liquids from the plant are sold under a ten year contract to CAPEX, a publicly traded company listed on the Argentine and Luxembourg stock exchanges. The plant has a processing capacity of 77 MMcf/d.

     Aguaytia Integrated Energy Project -- International owns a 24 percent interest in an integrated natural gas and power generation project near Pucallpa, located in central Peru. The project consists of a 302 Bcf natural gas field, a natural gas processing facility, a 71 mile natural gas liquids pipeline connected to a fractionation facility, a 126 mile natural gas pipeline connected to a 155 megawatt simple cycle power plant, and a 250 mile power transmission line connecting with the Peruvian grid at Paramonga.

     Araucaria Power Project -- International has a 60 percent interest in a consortium to build a 480 megawatt natural gas fired power plant located in Araucaria, Brazil. The electricity will be purchased by Companhia Paranaense de Energia, an integrated electric utility providing generation, transmission, and distribution of electricity to all regions of the state of Parana in southern Brazil. The plant will be fueled by natural gas provided from the Bolivia to Brazil pipeline. The power purchase agreement was executed in August, 1999. Financial close is expected in the fourth quarter of 2000. Commercial operations are expected to commence in late 2002.

     Bolivia to Brazil Pipeline Project -- International owns an 8 percent interest in a 2,000 mile natural gas pipeline from Santa Cruz, Bolivia to Sao Paulo, Brazil, with a southern lateral to Porto Alegre, Brazil. The pipeline, which commenced operations in June 1999, transports natural gas to one of the largest new markets in the western hemisphere which consists of approximately 100 million people.

     CAPSA Power Project -- International has an effective 45 percent interest in CAPSA, a privately held integrated energy company in Argentina. CAPSA was incorporated in 1977 for the purpose of producing, selling and exploring for liquid hydrocarbons. CAPSA's assets include ownership of the Diadema Oil Field and a 55 percent ownership interest in CAPEX.

     Costanera Power Project -- International owns a 12 percent interest in Central Costanera, the largest thermal-power plant in Argentina consisting of 2,167 megawatts of power generation and an 8 percent interest in Central Termoelectrica Buenos Aires, S.A., a 328 megawatt combined cycle power plant in Buenos Aires.

     Manaus Power Project -- International owns 100 percent of a 244 megawatt power plant in Manaus, the capital city of the state of Amazonas in northern Brazil. Power from the plant is currently sold under a seven-year contract to Eletronorte, the local electric company.

     Rio Negro Power Project -- International owns 100 percent of a 158 megawatt Rio Negro power plant located in Manaus, Brazil. Electricity from the Rio Negro facility is currently being sold under a seven-year contract to Eletronorte.

     Samalayuca Pipeline Project -- The project is a 45 mile, 212 MMcf/d pipeline system which delivers natural gas to the Samalayuca Power Project from EPNG's existing pipeline system in west Texas and Pemex's pipeline system in northern Mexico. The system consists of 22 miles of pipeline in the United States and 23 miles of pipeline in Mexico. International owns 50 percent of the Mexican portion.

     Samalayuca Power Project -- International owns a 40 percent interest in a 700 megawatt combined cycle gas fired power plant in Samalayuca, Mexico. Comision Federal de Electricidad ("CFE"), the Mexican government-owned electric utility, operates the plant under a 20 year lease. Upon expiration of the lease term, ownership of the plant will be transferred to CFE.

     Triunion Energy Company -- Triunion Energy Company ("Triunion") was a development company formed by International, CAPEX and Interenergy to identify and develop new energy related projects in Latin America. In November 1999, International increased its interest in Triunion to 71 percent by purchasing the remaining interest in Interenergy from Clan Energy International. Triunion currently owns a 20 percent interest in an exploration and production project in Charagua, Bolivia, as well as a 22 percent interest in an approved project to build a 325 mile, natural gas pipeline that will cross the Andes Mountains connecting natural gas production in Argentina's Neuquen Basin to customers in Concepcion, Chile. Construction of the pipeline commenced in early 1998 and was completed in December 1999.

Europe

     EMA Power Project -- International owns a 50 percent controlling interest in a 70 megawatt power plant located in Dunaujvaros, Hungary. The electricity generated at the plant is committed, under a 20 year service agreement to Dunaferr Kft., the largest steel mill in Hungary.

     Enfield Power Project -- International owns a 25 percent interest in Enfield Energy Center Limited. The 396 megawatt combined cycle natural gas-fired merchant power plant is undergoing commissioning near London, England and is expected to be operational in June 2000.

     Fife Power Project -- International owns a 50 percent interest in the first Scottish independent power project located in Fife. The existing plant consists of a simple cycle natural gas fired turbine generating 75 megawatts, which commenced operations in the fourth quarter of 1998. Under Phase II, a steam turbine will be added to produce a total combined-cycle generating capacity of 115 megawatts. Financial close for Phase II occurred in July 1999, and commercial operation is expected to commence in early 2001.

     Kladno Power Project -- International owns an 18 percent interest in a 28 megawatt natural gas and coal fired cogeneration facility located approximately 19 miles northwest of Prague, in the Czech Republic. The facility is undergoing expansion to increase its capacity to approximately 350 megawatts. Commercial operations of the expanded facility are expected to commence in the third quarter of 2000.

Asia Pacific

     Australian Pipelines -- International owns a 33 percent interest in (i) the Moomba to Adelaide pipeline system, a 488 mile natural gas pipeline in southern Australia, (ii) the Ballera to Wallumbilla pipeline system, a 470 mile natural gas pipeline in southwestern Queensland, and (iii) a 925 mile Dampier-to-Bunbury natural gas pipeline in western Australia. The Dampier to Bunbury pipeline system has a capacity of 550 MMcf/d and serves a number of western Australian markets, including industrial end-users. An expansion of the Dampier-to-Bunbury pipeline is currently underway to supply additional natural gas to Alcoa, Worsley and Wesfarmers. The expansion, scheduled for completion in third quarter of 2000, expands the pipeline's capacity to 585 MMcf/d.

     East Asia Power -- In February 1999, International acquired a 46 percent ownership interest in East Asia Power Resources Corporation ("EAPRC") along with an interest in a convertible loan. Following its acquisition, International converted the loan to equity, increasing its ownership interest to 65 percent, and in September 1999, International acquired an additional 17 percent from another shareholder, increasing its ownership interest to 82 percent. In December 1999, International participated in an EAPRC rights offering, increasing its overall ownership to 92 percent. In March 2000, the Company completed an agreement with a third party to equally own International's interests in EAPRC. EAPRC owns and operates seven power generation facilities in the Philippines and one plant in China, with a total generating capacity of 412 megawatts. Electric power generated by the facilities is supplied to a diversified base of customers including National Power Corporation, the Philippine state-owned utility, private distribution companies and industrial users.

     Haripur Power Project -- International owns a 50 percent interest in a consortium formed to construct a 115 megawatt oil and natural gas-fired power generation facility in Haripur, Bangladesh. The plant sells power to the Bangladesh Power Development Board under a 15 year power purchase agreement. The plant commenced commercial operations in June 1999.

     Kabirwala Power Project -- International owns a 42 percent interest in a 151 megawatt natural gas fired power plant in Kabirwala, Pakistan. Commercial operation is expected to commence in the first quarter of 2000. The project has a thirty year power purchase agreement with the State Water and Power Development Authority of Pakistan ("WAPDA") to sell power from the plant.

     Meizhou Wan Power Project -- In October 1999, International acquired a 25 percent interest in a 762 megawatt coal-fired power plant in the People's Republic of China. The Meizhou Wan power plant, located in the Fujian Province, is expected to be operational in the first quarter of 2001.

     Senkang Integrated Energy Project -- International has a 50 percent interest in a producing natural gas field with proven reserves of 533 Bcf and a
47.5 percent interest in a 135 megawatt power plant in Senkang, South Sulawesi, Indonesia. The electricity produced by the power plant is sold to PLN, the national electric utility, under a long-term power purchase agreement. The combined cycle power plant was one of the first independent power plants to operate in Indonesia.

     PPN Power Project -- In June 1999, International acquired a 26 percent interest in a power plant in Tamil Nadu, India. The project consists of a 346 megawatt combined cycle power plant which will serve as a base load facility and sell power to the state-owned Tamil Nadu Electricity Board under a thirty year power purchase agreement. Construction began in January 1999, and operations are expected to commence in early 2001.

Other Projects

     International owns interests in three operating domestic power generation plants consisting of a 17.5 percent interest in a 240 megawatt power plant in Springfield, Massachusetts and a 50 percent interest in two additional cogeneration projects in Florida with a combined generating capacity of 220 megawatts.

Regulatory Environment

     The foreign operations of International's subsidiaries and joint ventures are subject to the jurisdiction of numerous governmental agencies in the countries in which its projects are located. Generally, many of the countries in which International presently conducts and will conduct business have recently developed or are developing new regulatory and legal structures to accommodate private and foreign-owned businesses. These regulatory and legal structures and their interpretation and application by administrative agencies are relatively new and sometimes limited. Many detailed rules and procedures are yet to be issued and the Company expects that the interpretation of existing rules in these jurisdictions will evolve over time. The Company believes that its operations are in compliance in all material respects with all applicable environmental laws and regulations in the applicable foreign jurisdictions. The Company also believes that the operations of its projects in many of these countries eventually may be required to meet standards that are comparable in many respects to those in effect in the United States and in countries within the European Community.

Markets and Competition

     International operates in a highly competitive environment. The number of competitors varies from country to country, as does their respective scope of operations. However, the type of competitors International competes against in most of its markets typically include other large multi-national energy infrastructure companies; large, in-country utilities and energy infrastructure companies; affiliates of major natural gas and oil producers as well as independent power producers and independent energy companies. The successful acquisition of new business opportunities is dependent upon International's ability to (i) respond to requests to provide new services; (ii) mitigate potential risks; and (iii) maintain a strong business development, legal, financial and operational support team with experience in the respective marketplace.

     Many of International's energy generation and natural gas transmission pipelines sell their services under long-term agreements. In some instances, these facilities sell their energy generation and transmission services on a market-based system. Globally, many of the legal and regulatory regimes under which International competes are migrating toward a market-driven framework increasing the level of competition. As these trends toward increasing competition continue, local-market knowledge, operating efficiency, access to fuel supplies and other factors will affect International's success.

                                 FIELD SERVICES

     The Field Services segment provides its customers with wellhead-to-mainline services, including natural gas gathering and transportation, products extraction, dehydration, purification, compression and intrastate natural gas transmission services. It also provides well-ties and offers real-time information services, including electronic wellhead gas flow measurement and often works with Merchant Energy to provide fully bundled natural gas services with a broad range of pricing options as well as financial risk management products.

     Field Services' assets include major natural gas gathering systems in the San Juan and Permian Basins as well as systems in the Louisiana, east and south Texas producing regions and an interest in a natural gas pipeline system located in the Gulf of Mexico.

     In 1999, Field Services acquired EnCap, an institutional funds management firm specializing in financing independent oil and natural gas producers. EnCap manages three separate institutional oil and natural gas investment funds in the United States, and serves as investment advisor to Energy Capital Investment Company PLC, a publicly traded investment company in the United Kingdom.

     In June 1999, the Company acquired an 8 percent ownership interest in El Paso Energy Partners, a publicly traded master limited partnership in which a subsidiary of El Paso is the general partner, by transferring a 49 percent interest in Viosca Knoll Gathering Company ("Viosca Knoll") to El Paso Energy Partners. El Paso Energy Partners provides integrated energy services, including natural gas and oil gathering, transportation, midstream and other related services in the Gulf of Mexico. Through its subsidiaries and joint ventures, El Paso Energy Partners owns interests in (i) nine natural gas pipeline systems,
(ii) two oil pipeline systems, (iii) six multi-purpose platforms, (iv) production handling and dehydration facilities, (v) four producing oil and natural gas properties and (vi) an overriding royalty interest in the Ewing Bank 958 Unit.

     The following tables provide information concerning Field Services' natural gas gathering and transportation facilities, its processing facilities, and its facilities accounted for under the equity method as of December 31, 1999, and for the three years ended December 31:

                                                                     AVERAGE THROUGHPUT
                                           MILES      THROUGHPUT          (BBTU/D)
                                            OF         CAPACITY     ---------------------
         GATHERING & TREATING           PIPELINE(1)   (MMCF/D)(2)   1999    1998    1997
         --------------------           -----------   -----------   -----   -----   -----
Western Division......................     5,555         1,200      1,262   1,191   1,167
Eastern Division......................     1,251           909        386     424     372
Central Division......................     1,230           820        315     427     408
Offshore Division.....................       410         2,040        656     780     314
Jointly Owned Division................       750           900        557     564       6

                                                                         AVERAGE NATURAL GAS
                                                   AVG. INLET VOLUME        LIQUIDS SALES
                                        INLET           (BBTU/D)              (MGAL/D)
                                     CAPACITY(2)   ------------------   ---------------------
         PROCESSING PLANTS            (MMCF/D)     1999   1998   1997   1999    1998    1997
         -----------------           -----------   ----   ----   ----   -----   -----   -----
Western Division...................      600       650    586     551    432     370     505
Eastern Division...................      175        83    109     126    204     275     229
Central Division...................      258       242    269      58    202     208      94
Jointly Owned Division.............      194        57     51     102     60      74     167

                                                                                                            AVERAGE
                                                                    AVERAGE THROUGHPUT        THROUGHPUT   THROUGHPUT
                       PERCENT OF      MILES      THROUGHPUT             (BBTU/D)              CAPACITY      MBBLS
                       OWNERSHIP        OF         CAPACITY     ---------------------------     MBBLS        OIL/D
EQUITY INVESTMENTS      INTEREST    PIPELINE(1)   (MMCF/D)(2)    1999      1998     1997(3)    OIL/D(2)       1999
------------------     ----------   -----------   -----------   -------   -------   -------   ----------   ----------
El Paso Energy
  Partners...........       8          1,382           413        136        --        --          24           4
Oasis................      35            608           350        263       289       338          --          --
Coyote Gulch.........      50             --           120         97        69        42          --          --
Viosca Knoll(4)......       1            125            10        142       287       205          --          --

------------

(1) Mileage amounts are approximate for the total systems and have not been reduced to reflect Field Services' net ownership.
(2) All capacity information reflects Field Services' net interest and is subject to increases or decreases depending on operating pressures and point of delivery into or out of the system.
(3) Throughput for Oasis Pipeline was reported in the Merchant Energy segment in 1997.
(4) Field Services sold a 49 percent interest in Viosca Knoll to El Paso Energy Partners in June of 1999.

  Regulatory Environment

     Certain of El Paso Energy Partners' operations are subject to regulation by FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Each pipeline subject to regulation operates under separate FERC approved tariffs with established rates, terms and conditions under which the pipeline provides services.

     In addition, certain of El Paso Energy Partners' operations, directly owned or owned through equity investments, are subject to the Natural Gas Pipeline Safety Act of 1968, as amended, the Hazardous Liquid Pipeline Safety Act, and the National Environmental Policy Act. Each of the pipelines has a continuing program of inspection designed to keep all of the facilities in compliance with pollution control and pipeline safety requirements and El Paso Energy Partners believes that these systems are in substantial compliance with applicable requirements.

  Markets and Competition

     Field Services operates in a highly competitive environment that includes independent natural gas gathering and processing companies, intrastate pipeline companies, natural gas marketers, and oil and natural gas producers. Field Services competes for throughput primarily based on price, efficiency of facilities, gathering system line pressures, availability of facilities near drilling activity, service, and access to favorable downstream markets.

                         CORPORATE AND OTHER OPERATIONS

     Corporate and other operations include certain liabilities of EPTPC's discontinued operations and businesses.

                                 ENVIRONMENTAL

     A description of the Company's environmental activities is included in Item 8, Financial Statements and Supplementary Data, Note 8, and is incorporated herein by reference.

                                   EMPLOYEES

     The Company had approximately 2,200 full-time employees on December 31, 1999. The Company has no collective bargaining arrangements, and no significant changes in the workforce have occurred since December 31, 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of EPTPC as of March 10, 2000, are set forth below.

                 NAME                                            OFFICE                          AGE
                 ----                                            ------                          ---
William A. Wise........................  Chairman of the Board, President and Chief Executive    54
                                         Officer
H. Brent Austin........................  Executive Vice President and Chief Financial Officer    45
Joel Richards III......................  Executive Vice President                                53
Britton White Jr.......................  Executive Vice President and General Counsel            56

     Mr. Wise became the Chairman of the Board, President and Chief Executive Officer of EPTPC in December 1996. Mr. Wise has been Chief Executive Officer of El Paso since January 1990 and was Chairman of the Board from January 1994 until October 1999. Mr. Wise was President of El Paso from January 1990 to April 1996 and from July 1998 to present. He served as President and Chief Operating Officer of El Paso from April 1989 to December 1989. From March 1987 until April 1989, Mr. Wise was an Executive Vice President of El Paso. From January 1984 to February 1987, he was a Senior Vice President of El Paso. Mr. Wise is a member of the Board of Directors of Battle Mountain Gold Company and is the Chairman of the Board of El Paso Energy Partners Company, the general partner of El Paso Energy Partners.

     Mr. Austin has been Executive Vice President and Chief Financial Officer of EPTPC since June 1997. From December 1996 until June 1997, he was Senior Vice President and Chief Financial Officer. Mr. Austin has been Executive Vice President of El Paso since May 1995. He has been Chief Financial Officer of El Paso since April 1992. He was Senior Vice President of El Paso from April 1992 to April 1995. He was Vice President, Planning and Treasurer of Burlington Resources Inc. ("BR") from November 1990 to March 1992 and Assistant Vice President, Planning of BR from January 1989 to October 1990.

     Mr. Richards has been Executive Vice President of EPTPC since June 1997. From December 1996 until June 1997, he was Senior Vice President. Mr. Richards has been Executive Vice President of El Paso since December 1996. From January 1991 until December 1996, he was Senior Vice President of El Paso. He was Vice President from June 1990 to December 1990. He was Senior Vice President, Finance and Human Resources of Meridian Minerals Company, a wholly owned subsidiary of BR, from October 1988 to June 1990.

     Mr. White has been Executive Vice President and General Counsel of EPTPC since June 1997. From December 1996 until June 1997, he was Senior Vice President and General Counsel. Mr. White has been Executive Vice President of El Paso since December 1996 and General Counsel of El Paso from March 1991. He was Senior Vice President and General Counsel of El Paso from March 1991 until December 1996. From March 1991 to April 1992, he was also Corporate Secretary of El Paso. For more than five years prior to that time, Mr. White was a partner in the law firm of Holland & Hart.

     Executive officers hold offices until their successors are elected and qualified, subject to their earlier removal.

ITEM 2. PROPERTIES

     A description of the Company's properties is included in Item 1, Business, and is incorporated herein by reference.

     The Company is of the opinion that it has satisfactory title to the properties owned and used in its businesses, subject to the liens for current taxes, liens incident to minor encumbrances, and easements and restrictions that do not materially detract from the value of such property or the interests therein or the use of such properties in its businesses. The Company believes that its physical properties are adequate and suitable for the conduct of its business in the future.

ITEM 3. LEGAL PROCEEDINGS

     See Item 8, Financial Statements and Supplementary Data, Note 8, which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     All of EPTPC's common stock, par value $.01 per share (the "Common Stock"), is owned by El Paso and, accordingly, there is no public trading market for such securities. The Series A Preferred Stock is listed for trading on the New York Stock Exchange under the trading symbol "EPG_p".

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

     Dividends on the Series A Preferred Stock are payable when, as, and if declared by EPTPC's Board of Directors. Dividends on such Series A Preferred Stock accrue, whether or not declared, on a daily basis. The dividend rate on the Series A Preferred Stock is 8 1/4% of $50 per share, per annum (2.0625% per quarter). The dividend payment dates on such shares are March 31, June 30, September 30, and December 31, in each year. All dividends payable on outstanding shares of the Series A Preferred Stock of quarterly periods ending on or prior to December 31, 1999, have been paid in full.

ITEM 6. SELECTED FINANCIAL DATA

     During 1998 and again in 1999 following El Paso's October 1999 merger with Sonat Inc., El Paso completed tax-free internal reorganizations of its assets and operations and those of its subsidiaries. As a result of the 1998 reorganization, the merchant services operations of Merchant Energy, the operations of International, and the operations of Field Services became subsidiaries of EPTPC. Also, as part of the reorganization, EPTPC transferred certain assets and liabilities of corporate and discontinued operations to El Paso. In 1999, the power business of El Paso along with all merchant operations of Sonat Inc., became subsidiaries of EPTPC. These reorganizations were treated as transfers of ownership between entities under common control and have been accounted for in a manner similar to a pooling of interests. Accordingly, the financial information presented below has been restated to reflect the reorganizations for all periods presented.

                                                             YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------
                                                     1999     1998     1997     1996     1995
                                                    ------   ------   ------   ------   ------
                                                                  (IN MILLIONS)
Operating Results Data:(a)
  Operating revenues..............................  $9,595   $8,513   $8,850   $7,554   $3,729
  Merger-related and asset impairment
     charges(b)...................................      75       --       --       --       --
  Income before extraordinary item and cumulative
     effect of accounting change..................     186      221      135      170      156
  Net income (loss)(c)............................     173      221      135      (64)     156

                                                                AS OF DECEMBER 31,
                                                    ------------------------------------------
                                                     1999     1998     1997     1996     1995
                                                    ------   ------   ------   ------   ------
                                                                  (IN MILLIONS)
Financial Position Data:(a)
  Total assets....................................  $9,754   $8,378   $9,200   $8,457   $6,723
  Long-term debt, less current maturities.........   1,459    1,467    1,083    1,152    1,811
  Stockholders' equity............................   2,430    2,172    1,935    1,797    1,243

---------------

(a)Reflects the acquisition in September 1995 of Eastex Energy, Inc., in December 1995 of Premier Gas Company and in December 1996 of EPTPC by El Paso. These acquisitions were accounted for as purchases and therefore operating results are included prospectively from the date of acquisition. Also includes the 1996 transfer of EPNG's non-regulated gathering and processing operations.

(b)Reflects charges in 1999 of $75 million pretax associated with El Paso's October 1999 merger with Sonat Inc. and certain other asset impairment charges.

(c)Includes a $13 million charge relating to the adoption of the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-Up Activities in 1999 and a $234 million charge relating to an extraordinary loss as a result of the retirement of long-term debt in a debt realignment immediately prior to the acquisition of EPTPC by El Paso in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

     During 1998 and again in 1999, following El Paso's October 1999 merger with Sonat Inc., El Paso completed tax-free reorganizations of its assets and operations and those of its subsidiaries. As a result of its 1998 reorganization, EPTPC became a direct subsidiary of El Paso. In addition, through a series of transfers, the merchant services operations of Merchant Energy, the operations of International, and the operations of Field Services all became subsidiaries of EPTPC. The value of the transfers associated with the tax-free reorganization was $667 million, which represented the book value of those items exchanged at the date of transfer. Also, as part of the 1998 reorganization, EPTPC transferred certain assets and liabilities of corporate and discontinued operations to El Paso. Following this transaction, EPTPC continued to own the interstate pipeline systems known as the TGP system, the East Tennessee system, and the Midwestern system, as well as certain discontinued operations not included in the transfer to El Paso. In its 1999 reorganization, El Paso contributed its power business and the merchant operations of Sonat Inc. to EPTPC. The transaction had a total value of $98 million, representing the book value of the items contributed. The internal reorganizations have been treated as a transfer of ownership between entities under common control and accounted for in a manner similar to a pooling of interests. Accordingly, all information included herein has been restated as though the transactions occurred at the beginning of the earliest period presented. At December 31, 1999, El Paso owns 100 percent of the common equity and greater than 80 percent of the combined equity value of EPTPC. The remaining combined equity value of EPTPC consists of $300 million of outstanding preferred stock that is traded on the New York Stock Exchange.

     During the first quarter of 2000, the Company will complete the sale of East Tennessee to comply with a Federal Trade Commission order related to El Paso's merger with Sonat Inc. The Company will treat the expected gain arising from the sale as an extraordinary item. After reflecting the expected gain, the Company believes that the future impact of this disposition will not, individually or in the aggregate, have a material effect on the Company's overall financial position, results of operations, or cash flows.

                             RESULTS OF OPERATIONS

     To the extent possible, results of operations have been reclassified to conform to the current business segment presentation, although such results are not necessarily indicative of the results which would have been achieved had the revised business segment structure been in effect during those periods. Operating revenues and expenses by segment include intersegment sales and expenses which are eliminated in consolidation. The Company believes that gross margin (revenue less cost of sales), rather than operating revenue, provides a more accurate indicator for the Merchant Energy and the Field Services segments. For a further discussion of the individual segments, see Item 8, Financial Statements and Supplementary Data, Note 11.

     During 1999, the Company incurred significant charges related to El Paso's October 1999 merger with Sonat Inc. along with certain other asset impairment charges. These charges impacted certain of the Company's operating units during this period and similar costs are anticipated in the future as the Company makes and integrates future acquisitions and/or enters into significant transactions that shape and impact its business strategy and operations. The table below provides a summary of these charges for the year ended December 31, 1999 by business segment and in total:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1999
                                                              -------------
                                                              (IN MILLIONS)
Merger-related and asset impairment charges
  Merchant Energy...........................................        67
  Field Services............................................         8
                                                                  ----
     Total..................................................      $ 75
                                                                  ====

     The following table presents EBIT by segment and in total for each of the three years ended December 31, 1999, including the charges discussed above:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1999       1998      1997
                                                              -----      ----      ----
                                                                    (IN MILLIONS)
EARNINGS BEFORE INTEREST EXPENSE AND INCOME TAXES
Natural Gas Transmission....................................  $ 384      $356      $317
Merchant Energy.............................................    (50)        3       (21)
International...............................................     45        25         2
Field Services..............................................     85        78        75
                                                              -----      ----      ----
  Segment EBIT..............................................    464       462       373
                                                              -----      ----      ----
Corporate income (expenses), net............................    (17)        2       (21)
                                                              -----      ----      ----
  Consolidated EBIT.........................................  $ 447      $464      $352
                                                              =====      ====      ====

  EBIT year to year variances are discussed in the segment results below.

NATURAL GAS TRANSMISSION

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1999        1998        1997
                                                              ------      ------      ------
                                                                      (IN MILLIONS)
Operating revenues..........................................  $  773      $  766      $  798
Operating expenses..........................................    (413)       (434)       (494)
Other income................................................      24          24          13
                                                              ------      ------      ------
  EBIT......................................................  $  384      $  356      $  317
                                                              ======      ======      ======

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Operating revenues for the year ended December 31, 1999, were $7 million higher than 1998. This increase was primarily due to the favorable resolution of regulatory issues during 1999 related to TGP's New England rates, coupled with a downward revision in 1998 of the amount of recoverable interest on GSR costs and new contracts and services in 1999. These increases were partially offset by lower system throughput, fewer contract buyouts and lower other operating revenues in 1999.

     Operating expenses for the year ended December 31, 1999, were $21 million lower than 1998. The decrease was primarily due to the favorable resolution of TGP's customer imbalance mechanism and lower fuel costs associated with lower throughput in 1999. The decrease was partially offset by an increase in shared services allocations.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Operating revenues for the year ended December 31, 1998, were $32 million lower than 1997, primarily due to lower throughput from warmer average temperatures in the northeastern and midwestern markets and a downward revision in 1998 of recoverable interest on GSR costs.

     Operating expenses for the year ended December 31, 1998, were $60 million lower than 1997, primarily due to lower system fuel usage associated with operating efficiencies attained as a result of lower throughput and reduced general and administrative expenses largely due to lower payroll costs.

     Other income for the year ended December 31, 1998, was $11 million higher than 1997, primarily due to the interest component of a favorable sales and use tax settlement and gains on the sale of miscellaneous, non-operating assets.

MERCHANT ENERGY

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
                                                                   (IN MILLIONS)
Natural gas margin..........................................  $ 80     $ 42     $ 67
Power margin................................................    48       28        2
Other energy commodities margin.............................    --        1       (3)
                                                              ----     ----     ----
          Total gross margin................................   128       71       66
Operating expenses..........................................  (193)     (81)     (88)
Other income................................................    15       13        1
                                                              ----     ----     ----
  EBIT......................................................  $(50)    $  3     $(21)
                                                              ====     ====     ====

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Total gross margin for the year ended December 31, 1999, was $57 million higher than 1998. The increase in the natural gas margin was primarily due to higher income recognition from long-term natural gas transactions and contracts completed during 1999, partially offset by a decline in the value of mark-to-market positions resulting from the termination of certain contracts in 1999. The increase in the power margin was due to management fee income earned in 1999 on Merchant Energy's Electron project and revenues on consolidated power generation facilities acquired in December 1998. The increases were partially offset by a decrease in power trading margins in 1999.

     Operating expenses for the year ended December 31, 1999, were $112 million higher than 1998 due to higher operating costs associated with an increase in power activities, operating expenses on consolidated power facilities acquired in December 1998, and increases in merger-related charges, including integrating accounting policies and practices, a decline in the value of certain mark-to-market positions, and the write off of certain capitalized project costs on abandoned projects. Also contributing to the increase was higher amortization of goodwill resulting from a change in the estimated useful life of goodwill related to the Company's 1995 acquisitions of Premier Gas Company and Eastex Energy, Inc.

     Other income for the year ended December 31, 1999, was $2 million higher than 1998 primarily due to the March 1999 acquisition of a 50 percent interest in CE Generation LLC, partially offset by lower earnings on other equity investments and gains in 1998 from the sales of several assets. Also offsetting these increases were lower losses assumed in 1999 by AGL Resources, Inc. ("AGL"), through its ownership interest in Sonat's merchant energy operations.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Total gross margin for the year ended December 31, 1998, was $5 million higher than 1997. Higher power margins as a result of increased trading activity and power price volatility, coupled with reduced losses from trading activity on other energy commodities, were offset by lower natural gas margins from a revised estimate of natural gas imbalances and reduced revenues from Channel Pipeline Company which was transferred to Field Services in 1998.

     Operating expenses for the year end December 31, 1998, were $7 million lower than 1997 due to the 1997 restructuring of the merchant energy organization following the EPTPC acquisition and the transfer of Channel Pipeline Company operations to Field Services. The decrease was partially offset by an increase in Sonat Energy Services operating costs due to the expansion of the scope of its business.

     Other income for the year ended December 31, 1998, was $12 million higher than 1997 primarily due to higher losses assumed by AGL, through its ownership interest in Sonat's merchant energy operations along with the sale of Creole Pipeline and a portion of Merchant Energy's equity interest in Berkshire in 1998.

INTERNATIONAL

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------    -----    -----
                                                                   (IN MILLIONS)
Operating revenues..........................................  $  73     $ 58     $ 13
Operating expenses..........................................   (105)     (85)     (37)
Other income................................................     77       52       26
                                                              -----     ----     ----
  EBIT......................................................  $  45     $ 25     $  2
                                                              =====     ====     ====

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Operating revenues for the year ended December 31, 1999, were $15 million higher than 1998 primarily due to an increase in revenues from the Rio Negro project which was consolidated in the third quarter of 1999 coupled with higher revenues on the Manaus power project, partially offset by a decrease in EMA Power revenues.

     Operating expenses for the year ended December 31, 1999, were $20 million higher than 1998 primarily due to higher operating expenses on consolidated projects including increased payroll, outside services, insurance, supplies and depreciation and amortization. These increases were partially offset by lower project development costs in 1999.

     Other income for the year ended December 31, 1999, was $25 million higher than 1998 due to interest income earned on notes receivable, higher earnings on equity investments and equity swap gains recognized in 1999 on International's CAPSA project. These increases were partially offset by certain 1998 gains on project-related activities and a gain on the sale of surplus power equipment.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Operating revenues for the year ended December 31, 1998, were $45 million higher than 1997 due to the consolidation for financial reporting purposes of the Manaus Power project in May 1998 after acquiring an additional ownership interest and an increase in revenue attributable to the EMA Power project which the Company began reporting on a consolidated basis in July 1997.

     Operating expenses for the year ended December 31, 1998, were $48 million higher than 1997 primarily due to costs related to the consolidation of the EMA Power and Manaus Power projects and increased general and administrative expenses largely due to higher project development costs reflecting an increase in project-related activities in 1998.

     Other income for the year ended December 31, 1998, was $26 million higher than 1997 primarily due to increased equity earnings, a gain on the sale of surplus power equipment, and the recognition of certain gains from project-related activities.

     As International's projects move from the development stage to the operational stage, it is common to recognize one-time gains and fees, which may include management fees, development fees, financing fees, and gains on the sell-down of ownership interests. The Company anticipates additional one-time events may result in the recognition of income or expense in the future.

FIELD SERVICES

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                              1999       1998       1997
                                                              -----      -----      -----
                                                                     (IN MILLIONS)
Gathering and treating margin...............................  $ 162      $ 157      $ 125
Processing margin...........................................     44         48         55
Other margin................................................     13          3          5
                                                              -----      -----      -----
          Total gross margin................................    219        208        185
Operating expenses..........................................   (167)      (142)      (118)
Other income................................................     33         12          8
                                                              -----      -----      -----
  EBIT......................................................  $  85      $  78      $  75
                                                              =====      =====      =====

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Total gross margin for the year ended December 31, 1999, was $11 million higher than 1998. The increase in the gathering and treating margin is primarily due to higher volumes and average gathering rates in the San Juan basin, partially offset by the elimination of margins on assets in the Anadarko Basin that were sold in September 1998. The decrease in the processing margin resulted from lower volumes and realized liquids prices during 1999 compared to 1998 and the sale of several processing plants in the second quarter of 1999. The increase in other margin resulted from the acquisition of EnCap in March of 1999.

     Operating expenses for the year ended December 31, 1999, were $25 million higher than 1998 primarily due to higher operating expenses related to the acquisition of EnCap, higher shared services allocations, the write down of certain gathering assets held for sale following El Paso's October 1999 merger with Sonat Inc., and an increase in amortization and depreciation expense attributable to acquisitions.

     Other income for the year ended December 31, 1999, was $21 million higher than 1998 due to net gains on the sale of several assets, primarily Viosca Knoll during the second quarter of 1999 along with an increase in equity earnings from El Paso Energy Partners and EnCap. This increase was partially offset by a decrease in equity earnings on Viosca Knoll.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Total gross margin for the year ended December 31, 1998, was $23 million higher than 1997. The increase in the gathering and treating margin primarily resulted from higher gathering rates compared to 1997, an increase in gathering and treating volumes largely attributable to the acquisition of the Texas Gulf Coast subsidiaries of PacifiCorp ("TPC") in December 1997, and the inclusion of the results of operations of Channel Pipeline Company in Field Services beginning in January 1998 versus Merchant Energy in 1997. The decrease in the processing margin was largely attributable to lower liquids prices during 1998 compared to the same period of 1997.

     Operating expenses for the year ended December 31, 1998, were $24 million higher than 1997 primarily as a result of additional expenses associated with the addition of Channel Pipeline Company and TPC as well as higher general and administrative expenses.

     Other income for the year ended December 31, 1998, was $4 million higher than 1997 primarily due to higher earnings from equity investments, primarily from Oasis Pipeline.

CORPORATE EXPENSES, NET

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Net corporate expenses for the year ended December 31, 1999, were $19 million higher than 1998. The change was primarily due to the receipt of dividends from Oil Casualty Insurance Limited ("OCIL") and the gains on sales of investing assets in 1998.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net corporate expenses for the year ended December 31, 1998, were $23 million lower than 1997. The decrease results from lower benefits costs, an increase in investment income and the receipt of dividends from OCIL in 1998.

INTEREST AND DEBT EXPENSE

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    Non-affiliated Interest and Debt Expense

     Interest and debt expense for the year ended December 31, 1999, was $13 million higher than 1998 due to increased borrowings to fund capital expenditures, acquisitions, and other investing expenditures offset by higher interest capitalized in 1999 from project investment and development activities primarily in the Merchant Energy segment.

     Affiliated Interest and Debt Expense

     Affiliated interest expense, net for the year ended December 31, 1999, was $12 million higher than 1998, primarily due to an increase in affiliated average debt balance.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Non-affiliated Interest and Debt Expense

     Interest and debt expense for the year ended December 31, 1998, was $10 million lower than 1997 primarily due to lower net borrowings in 1998, interest on a rate refund to TGP's customers in 1997, and higher capitalized interest in 1998.

     Affiliated Interest and Debt Expense

     Affiliated interest expense, net for the year ended December 31, 1998, was $20 million higher than 1997, primarily due to an increase in average affiliated debt balances in 1998.

INCOME TAX EXPENSE

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Income tax expense of $85 million in 1999 and $92 million in 1998 resulted in effective tax rates of 31 percent and 29 percent, respectively. The higher rate is primarily due to merger-related costs incurred in 1999 and prior year tax adjustments recorded in 1998 under Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. The higher rate is partially offset by exclusions of a portion of the earnings from certain unconsolidated equity investees for which a dividend received deduction is anticipated when the earnings are distributed, and lower state income taxes.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Income tax expense of $92 million in 1998 and $76 million in 1997 resulted in effective tax rates of 29 percent and 36 percent, respectively. The lower rate is primarily due to prior year tax adjustments recorded in 1998 under SFAS No. 109, increased equity income from unconsolidated foreign affiliates recorded net of foreign income taxes for which no provision for U.S. income tax is required, and lower state income taxes.

                        LIQUIDITY AND CAPITAL RESOURCES

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $325 million for the year ended December 31, 1999, compared to $275 million for the same period of 1998. The increase was primarily attributable to cash settlements of historical affiliated activity in 1998 and working capital changes offset by net income tax refunds received in 1998 and a reduction in GSR collections in 1999.

CASH FROM INVESTING ACTIVITIES

     Net cash used in investing activities was approximately $1.5 billion for the year ended December 31, 1999. Amounts paid for joint ventures and equity investment activities included the purchase of a 50 percent ownership interest in CE Generation LLC, an ownership interest in EAPRC and investments in international projects in China, India, Pakistan and the Philippines. Amounts paid for acquisitions included a 35 percent interest in each of Sonat Marketing Company L.P. and Sonat Power Marketing L.P. from AGL, the acquisitions of the Rio Negro power plant and EnCap. Capital expenditures were for expansion and construction projects. Internally generated funds, supplemented by other financing activities, were used to fund the Company's investing activities.

     The Company's planned capital and investment expenditures for 2000 of approximately $1 billion are primarily intended for expansion of international operations and domestic unregulated operations, pipeline systems and other facilities, and computer and communication system enhancements.

     Funding for capital expenditures, acquisitions, and other investing expenditures is expected to be provided by internally generated funds, commercial paper issuances, available capacity under existing credit facilities, the issuance of other long-term debt or equity, and/or contributions from El Paso.

CASH FROM FINANCING ACTIVITIES

     Net cash provided by financing activities was approximately $1.1 billion for the year ended December 31, 1999. Commercial paper borrowings, fundings and contributions from El Paso, and proceeds from the issuance of notes payable, supplemented by internally generated funds, were used to fund capital and equity investments, pay dividends, and for other corporate purposes.

     Future funding for long-term debt retirements, dividends, and other financing expenditures is expected to be provided by internally generated funds, commercial paper issuances, available capacity under existing credit facilities, the issuance of other long-term debt or equity, and/or contributions from El Paso. In addition through Electron, the Company plans to raise up to approximately $1 billion of off balance sheet debt in the first half of 2000 to finance its NUG activities.

LIQUIDITY

     The Company relies on cash generated from internal operations as its primary source of liquidity, supplemented by its available credit facilities and commercial paper program. The availability of borrowings under the Company's credit agreements is subject to specified conditions, which management believes the Company currently meets. These conditions include compliance with the financial covenants and ratios required by such agreements, absence of default under such agreements, and continued accuracy of the representations and warranties contained in such agreements (including the absence of any material adverse changes since the specified dates). For a discussion of the Company's financing arrangements, see Item 8, Financial Statements and Supplementary Data,
Note 7 which is incorporated herein by reference.

COMMITMENTS AND CONTINGENCIES

     See Item 8, Financial Statements and Supplementary Data, Note 8, for a discussion of the Company's Commitments and Contingencies which is incorporated herein by reference.

     At December 31, 1999, the Company had capital and investment commitments of $368 million which are expected to be funded through internally generated funds and/or incremental borrowings. The Company's other planned capital and investment projects are discretionary in nature, with no substantial capital commitments made in advance of the actual expenditures.

OTHER

     In February 2000, the Company agreed to purchase two 67 megawatt natural gas-fired electric generation plants located in Dartmouth, Massachusetts and Pawtucket, Rhode Island. The acquisition of the Pawtucket plant closed in February 2000 while the Dartmouth plant acquisition is expected to close in March 2000. As part of the purchase agreement, the Company assumed responsibility for all operations and maintenance activities of these plants.

     In February 2000, Merchant Energy purchased partnership interests in a portfolio of eleven gas-fired combined cycle power generation facilities in California from Dynegy. The portfolio represents a net combined electric generating capacity of approximately 370 megawatts. Also included in the acquisition is an operating company and a turbine maintenance organization. Eight of the eleven acquired facilities have entered into fuel management agreements to purchase all natural gas and fuel oil used to operate the facilities at market rates plus a management fee from Merchant Energy. Currently ten of the eleven facilities sell power to three large public utilities pursuant to long-term power contracts.

     In January 2000, Field Services entered into an agreement to purchase the natural gas and natural gas liquids businesses of PG&E Gas Transmission, Texas Corporation and PG&E Gas Transmission Teco, Inc. The total value of the transaction is $840 million, including the face amount of assumed debt of approximately $561 million. The acquisition, which is expected to close by mid-year 2000, is subject to the receipt of certain required governmental approvals and third party consents. The transaction will be accounted for as a purchase. The assets being acquired consist of 8,500 miles of intrastate natural gas transmission pipelines that transport approximately 2.8 Bcf/d in the South Texas area, nine natural gas processing plants that currently process 1.5 Bcf/d, and a 7.2 Bcf natural gas storage field. The transaction also includes significant natural gas liquids pipelines and fractionation facilities.

     In January 2000, the Company acquired Bonneville for approximately $63 million, net of cash acquired. Bonneville owns a 50 percent interest in an 85 megawatt natural gas-fired cogeneration facility located in the Las Vegas area which sells power to a large utility under a long-term contract. Bonneville also provides operations and maintenance services under long-term contracts to two cogeneration facilities in the Las Vegas area.

     In January 2000, the Company signed a power purchase agreement and engineering procurement contract for a 40 percent interest in a $60 million power plant located in the city of Porto Velho in Western Brazil. The 64 megawatt diesel-engine power plant will be fully commercial by July 2000. The plant will sell all of its power under a ten year power purchase agreement to Eletronorte, the local electric company.

     In December 1999, the Company filed an application with FERC for the Stagecoach Expansion Project. The project will connect the Stagecoach Storage Field in Tioga County, New York to TGP's mainline. The new lateral will consist of 24 miles of pipe and will have a capacity of 500,000 Dth/d. In addition, the project will expand TGP's 300 line to provide 90,000 Dth/d of firm transportation service from Bradford County, Pennsylvania to its interconnect with New Jersey Natural Gas. The total cost for the project is estimated at $87 million with service on the lateral scheduled to begin in August 2001 and service on TGP's 300 line in November 2001.

  Year 2000

     To coordinate the phases of the Year 2000 project, El Paso established an executive steering committee and a project team. The phases of the project were:
(i) awareness; (ii) assessment; (iii) remediation; (iv) testing; (v) implementation of the necessary modifications, and (vi) contingency planning. The Company participated in El Paso's Year 2000 project as described below. The goal of the Year 2000 project was to ensure that all of the critical systems and processes under the Company's direct control remained functional. As of December 31, 1999, the Company had substantially completed the above phases for all critical domestic and international systems. While the Year 2000 rollover date has passed with no apparent disruptions experienced by the Company's systems and processes, it remains possible that third parties may have experienced disruptions which have not yet manifested any impact on the Company, but could in the future. Accordingly, the Company is prepared to implement any contingency plans should a disruption occur. While the total cost of the Company's Year 2000 project continues to be accumulated, the Company does not expect to incur any remaining material costs in 2000. As of December 31, 1999, the Company has incurred expenses of approximately $10 million and has capitalized costs of approximately $5 million.

     The above disclosure is a "YEAR 2000 READINESS DISCLOSURE." To the extent that any reader of the above Year 2000 Readiness Disclosure is other than an investor or potential investor in the Company's -- or an affiliate's -- equity or debt securities, this disclosure is made for the SOLE PURPOSE of communicating or disclosing information aimed at correcting, helping to correct and/or avoiding Year 2000 failures.

                 NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     See Item 8, Financial Statements and Supplementary Data, Note 1, for a discussion relating to new accounting pronouncements not yet adopted.

    RISK FACTORS AND CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
       PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and to be made in good faith, assumed facts or bases almost always vary from the actual results, and differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate" and similar expressions will generally identify forward-looking statements.

     With this in mind, you should consider the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf:

OUR INDUSTRY IS HIGHLY COMPETITIVE

     The hydrocarbons that we transport, gather, process and store are, in many cases, owned by third parties. As a result, the volume of hydrocarbons involved in these activities depends on the actions of those third parties, and is beyond our control. Further, the following factors, most of which are beyond our control, impact our ability to maintain or increase current transmission, storage, gathering, processing, and sales volumes and rates, renegotiate existing contracts as they expire or to remarket unsubscribed capacity at levels and rates currently in place:

     - future weather conditions, including those that favor other alternative energy sources;

     - price competition;

     - drilling activity and supply availability; and

     - service area competition.

     Our future profitability may be affected by our ability to compete with services offered by other energy enterprises which may be larger, offer more services, and possess greater resources.

     The ongoing profitability of our interstate pipeline systems depends upon having in place long-term firm transportation contracts for a major portion of their capacity. Contracts representing 20 percent of TGP's firm transportation will expire by November 2000. Our ability to negotiate new contracts and to renegotiate existing contracts could be harmed by factors we cannot control, including:

     - the proposed construction by other companies of additional pipeline capacity in markets we serve;

     - reduced demand due to higher gas prices;

     - actions by regulators that may impact the competitiveness of short-term and long-term capacity markets;

     - the availability of alternative energy sources; and

     - the viability of our expansion projects.

     For a further discussion see Item 1, Business, Natural Gas Transmission, Markets and Competition.

FLUCTUATIONS IN ENERGY COMMODITY PRICES COULD ADVERSELY AFFECT OUR BUSINESS

     Natural gas prices in the supply basins connected to our pipeline systems as compared to prices in other gas producing regions, especially Canada, impact our ability to compete with other transporters. Revenues generated by our gathering and processing contracts depend on volumes and rates, both of which can be affected by the prices of natural gas and natural gas liquids. The success of our expanding gathering and processing operations in the offshore Gulf of Mexico is subject to continued development of additional oil and gas reserves in the vicinity of our facilities and our ability to access such additional reserves to offset the natural decline from existing wells connected to our systems. A decline in energy prices could precipitate a decrease in these development activities and could cause a decrease in the volume of reserves available for gathering and processing through our offshore facilities. Fluctuations in energy prices, which may impact gathering rates and investments by third parties in the development of new oil and gas reserves connected to our gathering and processing facilities, are caused by a number of factors, including:

     - regional, domestic and international supply and demand;

     - availability and adequacy of transportation facilities;

     - energy legislation;

     - federal or state taxes, if any, on the sale or transportation of natural gas and natural gas liquids; and

     - abundance of supplies of alternative energy sources.

     If there are reductions in the average volume of the natural gas we transport, gather and process for a prolonged period, our results of operations and financial position could be significantly, negatively affected.

THE SUCCESS OF OUR POWER GENERATION AND MARKETING ACTIVITIES DEPENDS ON MANY FACTORS, SOME OF WHICH MAY BE BEYOND OUR CONTROL

     The success of our international and domestic power projects and power marketing activities could be adversely affected by factors beyond our control, including:

     - alternative sources and supplies of energy becoming available due to new technologies and interest in self generation and cogeneration;

     - uncertain regulatory conditions resulting from the ongoing deregulation of the electric industry in the United States and in foreign jurisdictions;

     - our ability to negotiate successfully and enter into, restructure or recontract advantageous long-term power purchase agreements; and

     - the possibility of a reduction in the projected rate of growth in electricity usage as a result of factors such as regional economic conditions and the implementation of conservation programs.

THE USE OF DERIVATIVE FINANCIAL INSTRUMENTS COULD RESULT IN FINANCIAL LOSSES

     Some of our non-regulated subsidiaries use futures and option contracts traded on the New York Mercantile Exchange, over-the-counter options and price and basis swaps with other gas merchants and financial institutions. These instruments are intended to reduce our exposure to short-term volatility in changes in energy commodity prices. We could, however, incur financial losses in the future as a result of volatility in the market values of the underlying commodities or if one of our counterparties fails to perform under a contract. Furthermore, because the valuation of these financial instruments can involve estimates, changes in the assumptions underlying these estimates can occur, changing our valuation and potentially resulting in financial losses. For additional information concerning our derivative financial instruments, see item 7A, Quantitative and Qualitative Disclosures About Market Risks and Item 8, Financial Statements and Supplementary Data, Note 5.

ATTRACTIVE ACQUISITION AND INVESTMENT OPPORTUNITIES MAY NOT BE AVAILABLE

     Our ability to grow will depend, in part, upon our ability to identify and complete attractive acquisition and investment opportunities. Opportunities for growth through acquisitions and investments in joint ventures, and the future operating results and success of these acquisitions and joint ventures within and outside the United States may be subject to the effects of, and changes in the following:

     - United States and foreign trade and monetary policies;

     - laws and regulations;

     - political and economic developments;

     - inflation rates;

     - taxes; and

     - operating conditions.

OUR FOREIGN INVESTMENTS INVOLVE SPECIAL RISKS

     Our activities in areas outside the U.S. are subject to the risks inherent in foreign operations, including:

     - loss of revenue, property and equipment as a result of hazards (such as expropriation, nationalization, wars, insurrection and other political risk), and

     - the effects of currency fluctuations and exchange controls (such as devaluations of the Indonesian and Brazilian currencies and other economic problems).

     These legal and regulatory events and other unforeseeable obstacles may be beyond our control or ability to manage.

WE COULD INCUR SUBSTANTIAL ENVIRONMENTAL LIABILITIES

     We may incur significant costs and liabilities in order to comply with existing and future environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from current or discontinued operations, could result in substantial costs and liabilities in the future. For additional information concerning our environmental matters, see
Item 8, Financial Statements and Supplementary Data, Note 8.

OUR ACTIVITIES INVOLVE OPERATING HAZARDS AND UNINSURED RISKS

     While we maintain insurance against certain of the risks normally associated with the transportation, storage, and gathering and processing of natural gas, including, but not limited to explosions, pollution and fires, the occurrence of a significant event against which we are not fully insured could have a significant negative effect on our business.

THERE REMAIN POTENTIAL LIABILITIES RELATED TO THE ACQUISITION OF EPTPC

     The amount of the actual and contingent liabilities of EPTPC, assumed as a result of its merger with El Paso, could vary substantially from the amount we estimated, which was based upon assumptions which could prove to be inaccurate. If new Tenneco Inc. or Newport News Shipbuilding Inc. (organizations created and distributed to Tenneco Inc. shareholders prior to the acquisition of Tenneco Inc. by El Paso in December 1996) were unable or unwilling to pay their respective liabilities, a court could require us, under certain legal theories which may or may not be applicable to the situation, to assume responsibility for those obligations. If we were required to assume these obligations, it could have a material adverse effect on our financial condition, results of operations or cash flows.

THERE REMAIN POTENTIAL FEDERAL INCOME TAX LIABILITIES RELATED TO THE ACQUISITION OF EPTPC

     In connection with El Paso's acquisition of EPTPC and the distributions made by EPTPC prior to that acquisition, the IRS issued a private letter ruling to old Tenneco Inc. (Tenneco Inc., prior to its acquisition by

El Paso), in which it ruled that for United States federal income tax purposes the distributions would be tax-free to old Tenneco Inc. and, except to the extent cash was received in lieu of fractional shares, to its then existing stockholders; the merger would constitute a tax-free reorganization; and that certain other transactions effected in connection with the merger and distribution would be tax-free. If the distributions were not to qualify as tax-free, then a corporate level federal income tax would be assessed to the consolidated group of which old Tenneco Inc. was the common parent. This corporate level federal income tax would be payable by EPTPC. Under certain limited circumstances, however, new Tenneco Inc. and Newport News Shipbuilding Inc. have agreed to indemnify EPTPC for a defined portion of such tax liabilities.

WE ARE SUBJECT TO FINANCING AND INTEREST RATE EXPOSURE RISKS

     Our business and operating results can be harmed by factors such as the availability or cost of capital, changes in interest rates, changes in the tax rates due to new tax laws, changes in the structured finance market, market perceptions of the natural gas and energy industry, EPTPC or El Paso, or our credit ratings.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company utilizes derivative financial instruments to manage market risks associated with certain energy commodities and interest and foreign currency exchange rates. The Company's primary market risk exposure is to changing energy commodity prices. Market risks are monitored by El Paso's risk management committee which operates independently from the business segments that create or actively manage these risk exposures to ensure compliance with the Company's stated risk management policies as approved by El Paso's Board of Directors.

TRADING COMMODITY PRICE RISK

     Merchant Energy is exposed to certain market risks inherent in the financial instruments used for trading energy and energy related commodities. Merchant Energy marks to market its energy trading activities, including transportation capacity and storage. Merchant Energy's policy is to manage commodity price risks through a variety of financial instruments, including exchange-traded futures contracts involving cash settlements, forward contracts involving cash settlements or physical delivery of an energy commodity, swap contracts which require payment to (or receipts from) counterparties based on the differential between fixed and variable prices for the commodity, exchange-traded options, over-the-counter options and other contractual arrangements. Merchant Energy manages its market risk on a portfolio basis, subject to parameters established by the risk management committee. Comprehensive risk management processes, policies, and procedures have been established to monitor and control its market risk. El Paso's risk management committee also continually reviews these policies to ensure they are responsive to changing business conditions.

     Merchant Energy measures the risk in its commodity and energy related contract portfolio on a daily basis utilizing a Value-at-Risk ("VAR") model to determine the maximum potential one-day unfavorable impact on its earnings from its existing portfolio, due to normal market movements, and monitors its risk in comparison to established thresholds. The VAR computations are based on historical simulation of delta/gamma positions, which capture a significant portion of the exposure related to option positions, and utilize price movements over a specified period to simulate forward price curves in the energy markets using several key assumptions, including the selection of a confidence level for expected losses and the holding period for liquidation. Merchant Energy also utilizes other measures outside the VAR methodology to monitor the risk in its portfolio on a monthly basis, including stress testing, position limit control and credit, liquidity and event risk management.

     Assuming a confidence level of 95 percent and a one-day holding period, Merchant Energy's estimated potential one-day unfavorable impact on income before income taxes and minority interest, as measured by VAR, related to contracts held for trading purposes was approximately $3 million, $3 million and $1 million at December 31, 1999, 1998, and 1997 respectively. In 1999, Merchant Energy's highest, lowest and average estimated potential one day unfavorable impact on income before taxes and minority interest, as measured by VAR were $3 million, $1 million and $2 million, respectively. The average value represents a twelve month average of the 1999 month end values. The high and low valuations represent the highest and lowest month end values during 1999. VAR was implemented on April 1, 1998. Therefore, volatilities and correlations applicable on April 1, 1998, were used to provide comparative data for December 31, 1997. Actual losses could exceed those measured by VAR.

NON-TRADING COMMODITY PRICE RISK

     The Company mitigates market risk associated with significant physical transactions through the use of non-trading financial instruments, including forward contracts and swaps. In addition, Merchant Energy functions as an agent for Field Services and El Paso Production Holding Company, a wholly owned subsidiary of El Paso, hedging a portion of their commodity risk by entering into derivative financial instruments with third parties.

     The estimated potential one-day unfavorable impact on income before income taxes, as measured by VAR, related to Merchant Energy's non-trading commodity activities was insignificant at December 31, 1999, 1998, and 1997.

INTEREST RATE RISK

     The Company's debt financial instruments and certain project arrangements are sensitive to market fluctuations in interest rates. In March 1997, the Company purchased a 10.5 percent interest in CAPSA for approximately $57 million. In connection with its acquisition, the Company entered into an equity swap associated with an additional 18.5 percent of CAPSA's then outstanding stock. Under the equity swap, the Company pays interest to a counterparty, on a quarterly basis, on a notional amount of $100 million at a rate of LIBOR plus
0.85 basis points. In exchange, the Company receives dividends, if any, on the CAPSA stock to the extent of the counterparty's equity interest of 18.5 percent. The Company also fully participates in the market appreciation or depreciation of the underlying investment whereby the Company will realize appreciation or fund any depreciation attributable to the actual sale of the stock upon termination or expiration of the swap transaction. In February 1999, the Company extended the term of the swap for two and a half years with a notional amount of $103 million and an interest rate of LIBOR plus 1.75 basis points.

     The table below presents principal cash flows and related weighted average interest rates by expected maturity dates. As of December 31, 1999 and 1998, the carrying amounts of short-term borrowings are representative of fair values because of the short-term maturity of these instruments. The fair value of the fixed rate long-term debt has been estimated based on quoted market prices for the same or similar issues.

     For the Company's equity swap, notional amounts and weighted average interest rates are presented by expected or contractual maturity date. Notional amounts are used to calculate the contractual payments to be exchanged under the contact. The fair value of the equity swap is the estimated amount at which management believes it could be liquidated over a reasonable period of time, based on quoted market prices, current market conditions, or other estimates obtained from third-party dealers.

                                                              DECEMBER 31, 1999                               DECEMBER 31, 1998
                                    ---------------------------------------------------------------------   ---------------------
                                                      EXPECTED FISCAL YEAR OF MATURITY
                                    ---------------------------------------------------------------------   CARRYING
                                    2000   2001    2002    2003   2004   THEREAFTER   TOTAL    FAIR VALUE   AMOUNTS    FAIR VALUE
                                    ----   -----   -----   ----   ----   ----------   ------   ----------   --------   ----------
                                                            (DOLLARS IN MILLIONS)
LIABILITIES:
  Short-term debt -- variable
  rate............................  $649                                              $  649     $  649      $  190      $  190
      Average interest rate.......   6.3%
  Long-term debt, including
    current portion -- fixed
      rate........................  $  8   $  38   $  12   $ --   $ --     $1,437     $1,495     $1,405      $1,471      $1,563
      Average interest rate.......   9.7%    9.5%    7.9%    --     --        7.2%
  Equity swap
  ------------
    Interest to
      dividend -- notional
      amount......................         $ 103                                      $  103     $   10      $    3      $    3
      Average interest rate(a)....   8.2%    8.6%
      Received dollars(b).........    --      --
      Net cash flow effect(c).....  $ (8)     (9)

---------------
(a)The variable rates presented are the average forward rates for the remaining term of each contract.
(b)The Company receives dividends, to the extent paid, on the CAPSA stock to the extent of the counterparty's equity interest of 18.5 percent. No dividends were received in 1998 or 1999 and no dividends are expected for 2000 or 2001.
(c)The Company will realize appreciation or fund any depreciation attributable to the actual sale of the CAPSA stock upon termination of the swap transaction in August 2001.

FOREIGN CURRENCY EXCHANGE RATE RISK

     The Company uses derivative financial instruments, principally foreign currency forward purchase and sale contracts having various terms, to manage its exposures to changes in foreign currency exchange rates. The Company's primary exposure relates to changes in foreign currency rates on certain of its merchant activities outside the United States. The counterparty of all foreign currency forward purchase and sell contracts is a subsidiary of El Paso. The following table summarizes the notional amounts, average settlement rates, and fair value for foreign currency forward purchase and sale contracts as of December 31, 1999:

                                                             NOTIONAL AMOUNT                 FAIR VALUE
                                                               IN FOREIGN       AVERAGE          IN
                                                                CURRENCY       SETTLEMENT   U.S. DOLLARS
                                                              (IN MILLIONS)      RATES      (IN MILLIONS)
                                                             ---------------   ----------   -------------
Canadian Dollars   Purchase................................        411            .645           $16
                   Sell....................................        189            .686            --
                                                                                                 ---
                                                                                                 $16
                                                                                                 ===

     The following table summarizes foreign currency forward purchase and sale contracts by expected maturity dates along with annual anticipated cash flow impacts as of December 31, 1999:

                                                               EXPECTED MATURITY DATES
                                                    ---------------------------------------------
                                                    2000   2001   2002   2003   2004   THEREAFTER   TOTAL
                                                    ----   ----   ----   ----   ----   ----------   -----
                                                                        (IN MILLIONS)
Canadian Dollars   Purchase.......................  $ 6    $35    $35    $35    $ 34     $ 120      $ 265
                   Sell...........................   27     27     27     27      22        --        130
                                                    ---    ---    ---    ---    ----     -----      -----
                   Net cash flow effect...........  $21    $(8)   $(8)   $(8)   $(12)    $(120)     $(135)
                                                    ===    ===    ===    ===    ====     =====      =====

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         EL PASO TENNESSEE PIPELINE CO.

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                                                YEAR ENDED DECEMBER 31,
                                                               --------------------------
                                                                1999      1998      1997
                                                               ------    ------    ------
Operating revenues
  Transportation............................................   $  716    $  717    $  740
  Energy commodities........................................    8,458     7,570     7,841
  Gathering and processing..................................      285       141       204
  Other.....................................................      136        85        65
                                                               ------    ------    ------
                                                                9,595     8,513     8,850
                                                               ------    ------    ------
Operating expenses
  Cost of gas and other products............................    8,331     7,384     7,806
  Operation and maintenance.................................      582       519       496
  Merger-related and asset impairment charges...............       75        --        --
  Depreciation, depletion, and amortization.................      247       208       183
  Taxes, other than income taxes............................       62        56        63
                                                               ------    ------    ------
                                                                9,297     8,167     8,548
                                                               ------    ------    ------
Operating income............................................      298       346       302
                                                               ------    ------    ------
Other income
  Equity investment earnings................................       61        45        32
  Interest income...........................................       30        15         9
  Net gain on sale of assets................................       24        34         1
  Other, net................................................       34        24         8
                                                               ------    ------    ------
                                                                  149       118        50
                                                               ------    ------    ------
Income before interest, income taxes, and other charges.....      447       464       352
                                                               ------    ------    ------
Non-affiliated interest and debt expense....................      136       123       133
Affiliated interest expense, net............................       40        28         8
Income tax expense..........................................       85        92        76
                                                               ------    ------    ------
                                                                  261       243       217
                                                               ------    ------    ------
Income before cumulative effect of accounting change........      186       221       135
Cumulative effect of accounting change, net of income
  taxes.....................................................      (13)       --        --
                                                               ------    ------    ------
Net income..................................................   $  173    $  221    $  135
                                                               ======    ======    ======

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                         EL PASO TENNESSEE PIPELINE CO.

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                               DECEMBER 31,
                                                              ---------------
                                                               1999     1998
                                                              ------   ------
                                   ASSETS
Current assets
  Cash and cash equivalents.................................  $   32   $   28
  Accounts and notes receivable, net
     Customer...............................................     582      651
     Receivables from affiliates............................      91       79
     Other..................................................     223      130
  Materials and supplies....................................      23       21
  Deferred income taxes.....................................     107       75
  Assets from price risk management activities..............     231      444
  Deposits in escrow........................................     101       --
  Other.....................................................     114       87
                                                              ------   ------
          Total current assets..............................   1,504    1,515
Property, plant, and equipment, net.........................   6,004    5,733
Investments in unconsolidated affiliates....................   1,509      622
Other.......................................................     737      508
                                                              ------   ------
          Total assets......................................  $9,754   $8,378
                                                              ======   ======

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts and notes payable
     Trade..................................................  $  868   $  708
     Payables to affiliates.................................   1,434      981
     Other..................................................     233      145
  Short-term borrowings (including current maturities of
     long-term debt)........................................     657      194
  Liabilities from price risk management activities.........     234      355
  Other.....................................................     266      333
                                                              ------   ------
          Total current liabilities.........................   3,692    2,716
                                                              ------   ------
Long-term debt, less current maturities.....................   1,459    1,467
                                                              ------   ------
Deferred income taxes.......................................   1,409    1,276
                                                              ------   ------
Other.......................................................     676      673
                                                              ------   ------
Commitments and contingencies (See Note 8)
Minority interest...........................................      88       74
                                                              ------   ------
Stockholders' equity
  Preferred stock, 20,000,000 shares authorized; Series A,
     no par; 6,000,000 shares issued; stated at liquidation
     value..................................................     300      300
  Common stock, par value $0.01 per share; authorized
     100,000 shares; issued 1,971 shares....................      --       --
  Additional paid-in capital................................   1,707    1,580
  Retained earnings.........................................     451      306
  Accumulated other comprehensive income....................     (28)     (14)
                                                              ------   ------
          Total stockholders' equity........................   2,430    2,172
                                                              ------   ------
          Total liabilities and stockholders' equity........  $9,754   $8,378
                                                              ======   ======

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                         EL PASO TENNESSEE PIPELINE CO.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------    -----    -------
Cash flows from operating activities
  Net income................................................  $   173    $ 221    $   135
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............      247      208        183
     Deferred income taxes..................................       69       93        191
     Net gain on sale of assets.............................      (24)     (34)        (1)
     Undistributed earnings in equity investees.............      (30)     (29)        (3)
     Non-cash merger-related and asset impairment charges...       75       --         --
     Cumulative effect of accounting changes, net of income
       taxes................................................       13       --         --
     Working capital changes, net of non-cash transactions
       Accounts and notes receivable........................      (76)     402        447
       Net price risk management activities.................     (178)     (45)         5
       Accounts and notes payable...........................       92     (440)      (153)
       Other working capital changes........................      (67)     168       (381)
     Other..................................................       31     (269)       (14)
                                                              -------    -----    -------
          Net cash provided by operating activities.........      325      275        409
                                                              -------    -----    -------
Cash flows from investing activities
  Capital expenditures......................................     (458)    (309)      (192)
  Investment in joint ventures and equity investees.........     (790)    (547)      (249)
  Cash paid for acquisitions, net of cash received..........     (165)     (30)      (197)
  Proceeds from sales of assets.............................       31       60         57
  Return of investment in joint ventures and equity
     investees..............................................       33      153         --
  Cash deposited in escrow related to equity investee.......     (101)      --         --
  Other.....................................................       (6)      (4)       (39)
                                                              -------    -----    -------
          Net cash used in investing activities.............   (1,456)    (677)      (620)
                                                              -------    -----    -------
Cash flows from financing activities
  Net commercial paper borrowings...........................      459      190         --
  Issuance of Series B Preferred Stock......................       --       --        150
  Revolving credit borrowings...............................       --       --        417
  Revolving credit repayments...............................       --     (417)    (1,600)
  Long-term debt retirements................................       (4)     (46)       (15)
  Net proceeds from issuance of long-term debt..............       --      391        883
  Dividends paid on preferred stock.........................      (25)     (25)       (36)
  Net proceeds from issuance of notes payable...............      101       --         --
  Net change in other affiliated advances payable...........      496      275        433
  Capital contributions.....................................      108       20         --
  Other.....................................................       --       (2)        (4)
                                                              -------    -----    -------
          Net cash provided by financing activities.........    1,135      386        228
                                                              -------    -----    -------
Increase (decrease) in cash and cash equivalents............        4      (16)        17
Cash and cash equivalents
  Beginning of period.......................................       28       44         27
                                                              -------    -----    -------
  End of period.............................................  $    32    $  28    $    44
                                                              =======    =====    =======

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                         EL PASO TENNESSEE PIPELINE CO.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                    1999              1998              1997
                                               ---------------   ---------------   ---------------
                                               SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT
                                               ------   ------   ------   ------   ------   ------
SERIES A PREFERRED STOCK:
  Balance at beginning of year...............     6     $  300      6     $  300      6     $  296
  Other......................................                                                    4
                                                 --     ------     --     ------     --     ------
     Balance at end of year..................     6        300      6        300      6        300
                                                 ==     ------     ==     ------     ==     ------
COMMON STOCK:                                    --         --     --         --     --         --
                                                 ==     ------     ==     ------     ==     ------
ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning of year...............            1,580             1,529             1,482
  Capital contributions......................              120                47                44
  Allocated tax benefit of El Paso's equity
     plans...................................                7                 4                --
  Other......................................               --                --                 3
                                                        ------            ------            ------
     Balance at end of year..................            1,707             1,580             1,529
                                                        ------            ------            ------
RETAINED EARNINGS:
  Balance at beginning of year...............              306               114                19
  Net income.................................              173               221               135
  Dividends to parent........................               (1)               (3)               (4)
  Preferred dividends........................              (25)              (25)              (36)
  Other......................................               (2)               (1)               --
                                                        ------            ------            ------
     Balance at end of year..................              451               306               114
                                                        ------            ------            ------
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance at beginning of year...............              (14)               (7)               --
  Cumulative translation adjustment..........              (12)               (7)               (7)
  Net change in unrealized loss on securities
     (net of tax benefit of $1.3 in 1999)....               (2)               --                --
                                                        ------            ------            ------
     Balance at end of year..................              (28)              (14)               (7)
                                                        ------            ------            ------
Total stockholders' equity...................           $2,430            $2,172            $1,936
                                                        ======            ======            ======
Comprehensive income.........................           $  159            $  214            $  128
                                                        ======            ======            ======

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                         EL PASO TENNESSEE PIPELINE CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Change in Company Structure

     In 1998 and again in 1999, El Paso completed a series of steps to effect a tax-free internal reorganization. In the 1998 reorganization, certain merchant energy operations were transferred to EPTPC in exchange for 934,000 shares of Series C Preferred Stock, in a transaction valued at $47 million. Following that initial step, the operations of Field Services and International were transferred and became subsidiaries of EPTPC. EPTPC issued 971 shares of its common stock as consideration for these transferred assets and operations and for the redemption of outstanding Series B and Series C Preferred Stock. This transaction had a total value of $667 million at December 31, 1998. In the 1999 reorganization, the power operations of El Paso, along with the merchant operations acquired by El Paso in its October 1999 merger with Sonat Inc., were transferred to, and became subsidiaries of, EPTPC through a tax-free capital contribution. The transaction had a total value of $98 million. These restructuring transactions have been treated as transfers of ownership between entities under common control and were accounted for in a manner similar to a pooling of interests. Accordingly, all information in these financial statements has been restated as though the transactions occurred in the earliest period presented.

     The following table reflects the operating revenues and net income, excluding the effects of the tax-free internal reorganizations, for the periods ended December 31:

                                                               1999     1998     1997
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Operating revenues..........................................  $4,487   $5,059   $3,602
Net income..................................................     167      209      112

  Basis of Presentation and Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of all majority-owned, controlled subsidiaries after the elimination of all significant intercompany accounts and transactions. Investments in companies where the Company has the ability to exert significant influence over, but not control operating and financial policies are accounted for using the equity method. The consolidated financial statements for previous periods include certain reclassifications that were made to conform to the current year presentation. Such reclassifications have no impact on reported net income or stockholders' equity.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements. Actual results are likely to differ from those estimates.

  Accounting for Regulated Operations

     The Company's interstate natural gas systems are subject to the jurisdiction of FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Each system operates under separate FERC approved tariffs which establish rates, terms and conditions under which each system provides services to its customers. The Company's businesses that are subject to the regulations and accounting requirements of FERC have followed the accounting requirements of Statement of Financial Accounting Standards ("SFAS") No. 71, Accounting for the Effects of Certain Types of Regulation, which may differ from the accounting requirements of the Company's non-regulated entities. Transactions that have been recorded differently as a result of regulatory accounting requirements include: GSR costs to be recovered under a demand and interruptible surcharge, environmental costs to be recovered under a demand surcharge, the capitalization of an equity return component on regulated capital projects, and certain benefits and other costs and taxes included in or expected to be included in future rates, including costs to refinance debt. When the accounting method followed is prescribed by or allowed by the regulatory authority for rate-making purposes, such method conforms to the generally accepted accounting principle of matching costs with the revenues to which they apply.

     Changes in the regulatory and economic environment may create, at some point in the future, circumstances in which the application of regulatory accounting principles will no longer be appropriate. Factors which could impact this assessment include an inability to recover cost increases under rate caps or rate case moratoriums, an inability to recover capitalized costs, including an adequate return on those costs through the ratemaking process, excess capacity or significant discounting of rates in the markets served by the Company, and the impacts of ongoing initiatives in and deregulation of the natural gas industry. Should these factors cause regulatory accounting principles to no longer be applied, an amount would be charged to earnings as an extraordinary item. At December 31, 1999, this amount was estimated to be approximately $32 million, net of income taxes. Any potential charge would be non-cash and would have no direct effect on the regulated companies' ability to seek recovery of the underlying deferred costs in their future rate proceedings or on their ability to collect the rates set thereby.

  Cash and Cash Equivalents

     Short-term investments purchased with an original maturity of three months or less are considered cash equivalents.

  Allowance for Doubtful Accounts and Notes Receivable

     The Company has established a provision for losses on accounts and notes which may become uncollectible. Collectibility is reviewed regularly, and the allowance is adjusted as necessary, primarily under the specific identification method. At December 31, 1999 and 1998, the allowance was $18 million and $16 million, respectively.

  Gas Imbalances

     The Company values gas imbalances due to or due from shippers and operators at the appropriate index price. Gas imbalances represent the difference between gas receipts from and gas deliveries to the Company's transportation and storage customers. Gas imbalances arise when these customers deliver more or less gas into the pipeline than they take out. Natural gas imbalances are settled in cash or made up in-kind subject to the pipelines' various terms. At December 31, 1999 and 1998, the allowance for gas imbalances was less than $2 million and $4 million, respectively.

  Materials and Supplies

     Materials and supplies are valued at the lower of cost or market with cost determined using the average cost method.

  Property, Plant, and Equipment

     The Company's regulated property, plant, and equipment is subject to oversight by the FERC. The objectives of this regulation are to ensure the proper recovery of capital investments in rates. Such recovery is generally accomplished by allowing a return of that investment through inclusion of depreciation expense in the cost of service. Rates also allow for a return on the net unrecovered rate base. Specific procedures are prescribed by FERC to control capitalized costs, depreciation, and the disposal of assets. SFAS No. 71 specifically acknowledges the obligation of regulated companies to comply with regulated accounting procedures, even when they conflict with other generally accepted accounting principle pronouncements.

     Regulated property, plant, and equipment is recorded at original cost of construction or, on acquisition, the cost to the first party committing the asset to utility service. Construction cost includes direct labor and materials, as well as indirect charges, such as overhead and an allowance for both debt and equity funds used during construction. Replacements or betterments of major units of property are capitalized, while replacements or additions of minor units of property are expensed.

     Depreciation for regulated property, plant, and equipment is calculated using the composite method. Assets with similar economic characteristics are grouped. The depreciation rate prescribed in the rate settlement is applied to the gross investment for the group until net book value of the group is equal to the salvage value. Currently, depreciation rates vary from 1 percent to 24 percent. This results in remaining economic lives of groups ranging from 2 to 30 years. Depreciation rates are re-evaluated in conjunction with the rate making process.

     When regulated property, plant, and equipment is retired, due to abandonment or replacement, the original cost, plus the cost of retirement, less salvage, is charged to accumulated depreciation. No gain or loss is recognized unless an entire operating unit, as defined by FERC, has been retired. Gains or losses on dispositions of operating units are included in income.

     Additional acquisition cost assigned to utility plant primarily represents the excess of allocated purchase costs over historical costs of these facilities. These costs are amortized on a straight-line basis using FERC approved rates.

     The cost of the Company's non-regulated property, plant and equipment is based on the original cost of construction or, on acquisition, the fair value of the assets acquired. Construction costs include all direct costs of the project, as well as indirect charges including capitalized interest costs on debt. Depreciation on these properties is provided using the straight line or composite method which, in the opinion of management, is adequate to allocate the cost of properties over their estimated useful lives. Non-regulated properties have expected lives of 5 to 40 years. When these properties are retired due to abandonment or replacement, the original cost, plus retirement cost, less salvage is charged as a gain or loss in income.

     Included in the Company's property, plant, and equipment is construction work in progress of approximately $462 million and $249 million at December 31, 1999, and 1998, respectively. The capitalized allowance for debt and equity funds used during construction for the years ended December 31, 1999 and 1998, was $9 million and $4 million, respectively.

     The Company evaluates impairment of its regulated and non-regulated property, plant, and equipment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

  Revenue Recognition

     The Company's regulated businesses recognize revenues from natural gas transportation in the period the service is provided. Reserves are provided on revenues collected subject to refund, when appropriate. Revenues on services other than transportation are recorded when earned.

     Revenues for the Company's non-regulated businesses are recorded at various points when earned including when deliveries of the physical commodities are made or in the period services are provided. For the Company's revenue recognition policy on its trading portfolio, see discussion of price risk management activities below.

  Intangible Assets

     Intangible assets are amortized using the straight-line method over periods ranging from 5 to 40 years. Accumulated amortization of intangible assets was $33 million and $13 million as of December 31, 1999 and 1998, respectively. In response to a fundamental shift in the strategy and direction of the Company's merchant energy activities, the Company changed its estimated useful life of goodwill related to its 1995 acquisitions of Eastex Energy Inc. and Premier Gas Company. Had this change not been made, the reported net income of the Company for the year ended December 31, 1999, would have been $192 million.

     The Company evaluates impairment of goodwill in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Under this methodology, when an event occurs to suggest that impairment may have occurred, the Company evaluates the undiscounted net cash flows of the underlying asset or entity. If these cash flows are not sufficient to recover the value of the underlying asset or entity plus the goodwill amount, these cash flows are discounted at a risk-adjusted rate with any difference recorded as an impairment in the Consolidated Statements of Income.

  Environmental Costs

     Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies' clean-up experience and data released by the EPA or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the balance sheets at their undiscounted amounts. Recoveries are evaluated separately from the liability and, when recovery is assured, are recorded and reported separately from the associated liability in the consolidated financial statements as an asset.

  Price Risk Management Activities

     The Company utilizes derivative financial instruments to manage market risks associated with certain energy commodities, interest rates, and foreign currency exchange rates. In its commodity price risk management activities, the Company engages in both trading and non-trading activities.

     Activities for trading purposes consist of services provided to the energy sector, and all energy trading activities, including transportation capacity and storage, are accounted for using the mark-to-market method. Trading activities are conducted through a variety of financial instruments, including exchange traded futures contracts involving cash settlement, forward contracts involving cash settlement or physical delivery of an energy commodity, swap contracts which require payments to (or receipts from) counterparties based on the differential between a fixed and variable prices for the commodity, exchange-traded and over-the-counter options, and other contractual arrangements.

     Under the mark-to-market method of accounting, commodity and energy related contracts are reflected at quoted or estimated market value with resulting gains and losses included in operating income in the Consolidated Statements of Income. Net gains or losses recognized in a period result primarily from transactions originating within that period and the impact of price movements on transactions originating in that or previous periods. Assets and liabilities resulting from mark-to-market accounting are included in the Consolidated Balance Sheets, according to their term to maturity. Terms regarding cash settlement of the contracts vary with respect to the actual timing of cash receipts and payments. Receivables and payables resulting from these timing differences are presented in accounts receivable and accounts payable in the Consolidated Balance Sheets. Cash inflows and outflows associated with these price risk management activities are recognized in operating cash flow as the settlement of transactions occurs.

     The market value of commodity and energy related contracts reflect management's best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating the Company's position in an orderly manner over a reasonable period of time under present market conditions and to reflect other types of risks, including model risk, credit risk and operational risks. In the absence of quoted market prices, the Company utilizes other valuation techniques to estimate fair value. The use of these techniques requires the Company to make estimations of future prices and other variables, including market volatility, price correlation, and market liquidity. Changes in these estimates could have a significant impact on the underlying market valuation and could materially impact these estimates.

     Derivative and other financial instruments are also utilized in connection with non-trading activities. The Company enters into forwards, swaps, and other contracts to hedge the impact of market fluctuations on assets, liabilities, or other contractual commitments. Hedge accounting is applied only if the derivative reduces the risk of the underlying hedge item, is designated as a hedge at its inception, and is expected to result in financial impacts which are inversely correlated to those of the item(s) being hedged. If correlation ceases to exist, hedge accounting is terminated and mark-to-market accounting is applied. Changes in market value of hedged transactions are deferred until the gain or loss on the hedged item is recognized. Derivatives held for non-trading price risk management activities are recorded as a gain or loss in operating income and cash inflows and outflows are recognized in operating cash flow as the settlement of these transactions occurs. See Note 5 for a further discussion of the Company's price risk management activities.

  Income Taxes

     Income taxes are based on income reported for tax return purposes along with a provision for deferred income taxes. Deferred income taxes are provided to reflect the tax consequences in future years of differences between the financial statement and tax bases of assets and liabilities at each year end. Tax credits are accounted for under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances.

     El Paso maintains a tax sharing policy which provides, among other things, that (i) each company in a taxable income position will be currently charged with an amount equivalent to its federal income tax computed on a separate return basis, and (ii) each company in a tax loss position will be reimbursed currently to the extent its deductions, including general business credits, were utilized in the consolidated return. Under the policy, El Paso pays all federal income taxes directly to the IRS and will bill or refund, as applicable, its subsidiaries for their applicable portion of such income tax payments. Beginning with the 1999 tax return, the Company joined the El Paso consolidated federal tax return. Prior to 1999, the Company filed a separate tax return and was not subject to El Paso's tax sharing policy.

  Cumulative Effect of Accounting Change

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. The statement defines start-up activities and requires start-up and organization costs be expensed as incurred. In addition, it requires that any such cost that exists on the balance sheet be expensed upon adoption of the pronouncement. The Company adopted the pronouncement effective January 1, 1999, and reported a charge of $13 million, net of income taxes, in the first quarter of 1999 as a cumulative effect of an accounting change.

  Accounting for Derivative Instruments and Hedging Activities

     In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This pronouncement requires that an entity classify all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset, liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. Under SFAS No. 133, accounting for the changes in the fair value of a derivative depends on its intended use and its resulting designation. The standard was amended by SFAS No. 137 in June 1999. The amendment defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is currently evaluating the effects of this pronouncement.

2. ACQUISITIONS

  East Asia Power

     In February 1999, the Company acquired a 46 percent ownership interest in EAPRC along with an interest in a convertible loan. Following its acquisition, the Company converted the loan to equity, increasing its ownership interest to 65 percent, and in September 1999, the Company acquired an additional 17 percent from another shareholder, increasing its ownership interest to 82 percent. In December 1999, International participated in an EAPRC rights offering, increasing its overall ownership to 92 percent representing a total investment of approximately $144 million. In March 2000, the Company completed an agreement with a third party to equally own International's interests in EAPRC. In the transaction, the Company exchanged 50 percent of its ownership in EAPRC with the third party for cash totaling $87 million. The Company expects to record a gain relating to this transaction in the first quarter of 2000. EAPRC owns and operates seven power generation facilities in the Philippines and one plant in China with a total generating capacity of 412 megawatts. Electric power generated by the facilities is supplied to a diversified base of customers including National Power Corporation, the Philippine state-owned utility, private distribution companies and industrial users.

     In connection with the acquisition of EAPRC, the Company entered into a short-term, fully collateralized loan agreement with a third party. Under the agreement, the Company placed $101 million in an interest bearing account with a financial institution and was loaned an equal amount. The amount on deposit can be withdrawn upon repayment of the loan. The loan's interest rate is LIBOR plus 400 basis points, which was 10.2 percent at December 31, 1999. The deposit is reflected as Deposits in escrow and the loan is reflected in Accounts and notes payable in the Consolidated Balance Sheets. The Company used the proceeds from the March 2000 transaction to repay the loan.

  CE Generation

     In March 1999, the Company purchased a 50 percent ownership interest in CE Generation LLC. The investment of approximately $254 million is accounted for using the equity method of accounting. CE Generation LLC owns, or has ownership interests in, four natural gas-fired cogeneration projects in New York, Pennsylvania, Texas and Arizona and eight geothermal facilities near the Imperial Valley in southern California. In addition, two additional geothermal facilities are currently under construction in southern California. Collectively, the 14 power projects will have a combined electric generating capacity of approximately 900 megawatts.

  EnCap

     In March 1999, the Company acquired EnCap for $52 million, net of cash acquired. The purchase price included $17 million in Company common stock, of which $7 million is issuable upon the occurrence of certain events. The acquisition was accounted for as a purchase, and the Company recorded $45 million in goodwill, which is being amortized over 25 years. EnCap is an institutional funds management firm specializing in financing independent oil and natural gas producers. EnCap manages three separate institutional oil and natural gas investment funds in the U.S., and serves as investment advisor to Energy Capital Investment Company PLC, a publicly traded investment company in the United Kingdom.

  Chaparral Investors

     During 1999, the Company contributed approximately $120 million of equity capital and assets to a newly formed limited liability company, Chaparral. A third-party financial investor contributed approximately $123 million on which they earn a preferred return. In connection with this transaction, Chaparral formed a wholly owned subsidiary, Mesquite. A subsidiary of the Company manages both Chaparral and Mesquite.

During 1999, El Paso issued a note payable of approximately $121 million to Chaparral. The note is payable on demand and carries a variable interest rate, which was 6.4 percent per annum for the fourth quarter of 1999. El Paso also has a note receivable from Mesquite with a balance of approximately $262 million at December 31, 1999, which is collateralized by Chaparral's membership interest in Mesquite. This note has a variable interest rate, which was 8.3 percent for the fourth of 1999, and is payable upon demand. The Company's investment in Chaparral is being accounted for using the equity method of accounting.

     In January 2000, El Paso acquired an additional interest in Chaparral in exchange for a $160 million contingent interest promissory note. The maturity date of the note is the earlier of December 2019, or upon the occurrence of certain events specified in the note. The note carries a variable interest rate not to exceed 12.75 percent. The additional interest was contributed to the Company in January 2000.

  Other

     In March 1999, the Company acquired an additional 10 percent interest in the Samalayuca Power project for approximately $22 million, bringing its overall ownership to 40 percent. The Company also made a $48 million equity contribution to the project to replace equity financing established in the second quarter of 1996.

     In June 1999, the Company acquired a 26 percent interest in the PPN Power Plant in Tamil Nadu, India for $37 million. Approximately $11 million was paid in June 1999, and the remaining amount will be paid in the first quarter of 2001. The project consists of a 346 megawatt combined cycle power plant which will serve as a base load facility and sell power to the state-owned Tamil Nadu Electricity Board under a thirty-year power purchase agreement. Construction began in January 1999, and operations are expected to commence in early 2001.

     In 1999, Sonat Energy Services, a wholly owned subsidiary of the Company, purchased AGL's 35 percent interests in Sonat Marketing Company LP and Sonat Power Marketing LP for approximately $65 million. At December 31, 1999, the Company owned 100 percent of the two partnerships.

     In August 1999, the Company acquired a 100 percent interest in the 158 megawatt Rio Negro power plant located in Manaus, Brazil for $110 million. Electricity from the Rio Negro facility will be sold under a long-term contract to a subsidiary of the Brazilian federal electric utility, Eletronorte.

     In October 1999, the Company acquired a 25 percent interest in a 762 megawatt coal-fired power plant in the People's Republic of China. Approximately $5 million was paid in October and the remaining $63 million will be paid in the first quarter of 2001. The Meizhou Wan power plant, located in the Fujian Province, is expected to be operational in the first quarter of 2001.

  Pending Mergers and Acquisitions

     In January 2000, the Company entered into an agreement to purchase the natural gas and natural gas liquids businesses of PG&E Gas Transmission, Texas Corporation and PG&E Gas Transmission Teco, Inc. The total value of the transaction is $840 million, including the face amount of assumed debt of approximately $561 million. The acquisition, which is expected to close by mid-year 2000, is subject to the receipt of certain required governmental approvals and third party consents. The transaction will be accounted for as a purchase and will be included in Field Services.

     The assets being acquired consist of 8,500 miles of intrastate natural gas transmission pipelines that transport approximately 2.8 Bcf/d in the South Texas area, nine natural gas processing plants that currently process 1.5 Bcf/d, and a
7.2 Bcf natural gas storage field. The transaction also includes significant natural gas liquids pipelines and fractionation facilities.

3. MERGER-RELATED AND ASSET IMPAIRMENT CHARGES

     In October 1999, El Paso completed its $6 billion merger with Sonat Inc. in a transaction accounted for as a pooling of interests. As a result of this transaction, certain of El Paso's and Sonat Inc.'s subsidiaries incurred merger-related as well as certain asset impairment charges. Charges included in the Company's Consolidated Statements of Income reflect the effect of the Sonat Inc. merger on the Company and its subsidiaries. Total charges were $75 million, and included $63 million of merger-related asset impairment charges for duplicate systems and facilities identified as impaired following the merger and $9 million related to conforming accounting practices and policies of El Paso and Sonat Inc.'s merchant operations. In addition, the Company incurred $3 million during the year in asset impairment charges related to discontinued capital projects.

     In connection with El Paso's October 1999 merger with Sonat Inc., El Paso was ordered by the Federal Trade Commission ("FTC") to sell East Tennessee Natural Gas Company. The sale is anticipated to close in the first quarter of 2000 pending FTC approval. The Company will treat the gain from this sale, if material, as an extraordinary item, net of income taxes in the Consolidated Statements of Income.

4. INCOME TAXES

     The following table reflects the components of income tax expense for the years ended December 31:

                                                             1999     1998     1997
                                                             ----     ----     -----
                                                                  (IN MILLIONS)
Current
  Federal..................................................  $ 21     $ 10     $ (80)
  State....................................................   (16)     (15)      (35)
  Foreign..................................................    11        4        --
                                                             ----     ----     -----
                                                               16       (1)     (115)
                                                             ----     ----     -----
Deferred
  Federal..................................................    64       86       155
  State....................................................     6        9        36
  Foreign..................................................    (1)      (2)       --
                                                             ----     ----     -----
                                                               69       93       191
                                                             ----     ----     -----
          Total income tax expense.........................  $ 85     $ 92     $  76
                                                             ====     ====     =====

     Income tax expense of the Company differs from the amount computed by applying the statutory federal income tax rate (35 percent) to income before taxes and cumulative effect of accounting change. The following table outlines the reasons for the differences for the periods ended December 31:

                                                              1999   1998    1997
                                                              ----   -----   ----
                                                                 (IN MILLIONS)
Income tax expense at the statutory federal rate of 35%.....  $ 95   $ 110   $ 74
Increase (decrease)
  State income tax, net of federal income tax benefit.......    (7)     (4)     1
  Dividend exclusion........................................    (6)     (1)    --
  Merger-related costs......................................     5      --     --
  Foreign income taxed at different rates and foreign equity
     investment earnings....................................    (4)     (6)    --
  Other.....................................................     2      (7)     1
                                                              ----   -----   ----
Income tax expense..........................................  $ 85   $  92   $ 76
                                                              ====   =====   ====
Effective tax rate..........................................   31%     29%    36%
                                                              ====   =====   ====

     The following table reflects the components of the net deferred tax liability at December 31:

                                                               1999     1998
                                                              ------   ------
                                                               (IN MILLIONS)
Deferred tax liabilities
  Accumulated tax depreciation over book depreciation.......  $1,671   $1,635
  Regulatory issues.........................................      62       74
  Other.....................................................     109       99
                                                              ------   ------
          Total deferred tax liability......................   1,842    1,808
                                                              ------   ------
Deferred tax assets
  U.S. net operating loss and tax credit carryovers.........     135       60
  Accrual for regulatory issues.............................      68      111
  Postretirement benefit obligations........................     111      114
  Environmental reserve.....................................      71       63
  Other.....................................................     162      265
  Valuation allowance.......................................      (4)      (5)
                                                              ------   ------
          Total deferred tax asset..........................     543      608
                                                              ------   ------
Net deferred tax liability(a)...............................  $1,299   $1,200
                                                              ======   ======

---------------
(a) As of December 31, 1999, and December 31, 1998, $3 million and $1 million, respectively, of non-current foreign deferred income taxes are included in other assets in the Consolidated Balance Sheets.

     The cumulative undistributed earnings of certain foreign subsidiaries and foreign corporate joint ventures were approximately $86 million as of December 31, 1999. Since these earnings have been or are intended to be indefinitely reinvested in foreign operations, no provision has been made for any U.S. taxes or foreign withholding taxes that may be applicable upon actual or deemed repatriation. If a distribution of such earnings were to be made, the Company might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. However, an estimate of such taxes is not practicable. For the same reasons, the Company has not provided for any U.S. taxes on the foreign currency translation adjustments recognized in comprehensive income.

     Under El Paso's tax sharing policy with the Company, the Company is allocated the tax benefit associated with its employees' exercise of non-qualified stock options and the vesting of restricted stock as well as restricted stock dividends. This allocation reduced taxes payable by $7 million and $4 million in 1999 and 1998, respectively. Such benefits are included in additional paid-in capital in the Consolidated Balance Sheets. See Note 1 for further discussion of the tax sharing policy.

     As of December 31, 1999, the Company has $17 million of alternative minimum tax credit carryovers, $332 million of net operating loss carryovers and $6 million of capital loss carryovers. The alternative minimum tax credits carry forward indefinitely. The net operating loss carry forward periods end as follows -- approximately $3 million in 2004, $4 million in 2005, $9 million in 2006, $15 million in 2007, $14 million in the years 2008 through 2011, $181 million in 2012, $16 million in 2018 and $90 million in 2019. The carry forward period for the capital loss ends in 2003. Usage of these carryovers is subject to the limitations provided under Sections 382 and 383 of the Internal Revenue Code as well as the separate return limitation year rules of IRS regulations.

     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized due to the expiration of net operating loss and tax credit carryovers. As of December 31, 1999 and 1998, approximately $4 million of the valuation allowance relates to the net operating loss carryovers of an acquired company. The remainder of the allowance relates to general business credit carryovers. Any tax benefits subsequently recognized from the reversal of the allowance will be allocated to additional acquisition cost assigned to utility plant.

     Prior to 1999, EPTPC and its subsidiaries filed a consolidated federal income tax return and El Paso and its other subsidiaries filed a separate consolidated federal income tax return. As a result of the 1998 tax-free reorganization described in Note 1, El Paso and its subsidiaries, including EPTPC and its subsidiaries, will file one consolidated federal income tax return beginning in 1999.

     In connection with the acquisition of EPTPC by El Paso, EPTPC entered into a tax sharing agreement with Newport News Shipbuilding Inc., new Tenneco Inc. and El Paso, as successor to EPNG. This tax sharing agreement provides, among other things, for the allocation among the parties of tax assets and liabilities arising prior to, as a result of, and subsequent to the distributions of new Tenneco Inc. and Newport News Shipbuilding Inc. to the shareholders of old Tenneco Inc. (now known as EPTPC). Generally, EPTPC will be liable for taxes imposed on itself. With respect to periods prior to the consummation of the distributions, in the case of federal income taxes imposed on the combined activities of old Tenneco Inc. and other members of its consolidated group prior to giving effect to the distributions, new Tenneco Inc. and Newport News Shipbuilding Inc. will be liable to EPTPC for federal income taxes attributable to their activities, and each will be allocated an agreed-upon share of estimated tax payments made by EPTPC for old Tenneco Inc. Pursuant to the tax sharing agreement, EPTPC paid new Tenneco Inc. in 1997 for the tax benefits realized from the deduction of 1996 taxable losses generated by a debt realignment in accordance with the merger.

5. FINANCIAL INSTRUMENTS AND PRICE RISK MANAGEMENT ACTIVITIES

  Fair Value of Financial Instruments

     The following disclosure of the estimated fair value of financial instruments is presented in accordance with the requirements of SFAS No. 107 and SFAS No. 119. The estimated fair value amounts have been determined by the Company using available market information and valuation methodologies.

     As of December 31, 1999, and 1998, the carrying amounts of certain financial instruments held by the Company, including cash, cash equivalents, short-term borrowings, and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments. The fair value of long-term debt with variable interest rates is the carrying value because of the variable nature of the respective debt's interest rates. The fair value of debt with fixed interest rates has been estimated based on quoted market prices for the same or similar issues. The fair value of all derivative financial instruments is the estimated amount at which management believes the instruments could be liquidated over a reasonable period of time, based on quoted market prices, current market conditions, or other estimates obtained from third-party brokers or dealers.

     The following table reflects the carrying amount and estimated fair value of the Company's financial instruments at December 31:

                                                                 1999                    1998
                                                         ---------------------   ---------------------
                                                         CARRYING                CARRYING
                                                          AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                         --------   ----------   --------   ----------
                                                                         (IN MILLIONS)
Balance sheet financial instruments:
     Long-term debt, excluding project financing.......   $1,467      $1,405      $1,471      $1,563
Other financial instruments:
  Trading
     Futures contracts.................................   $  (24)     $  (24)     $  (10)     $  (10)
     Option contracts(1)...............................      264         264          80          80
     Swap and forward contracts........................      (69)        (69)         (6)         (6)
  Non-Trading
     Equity swap.......................................   $   10      $   10      $    3      $    3
     Commodity option contracts........................       --          --          --           1
     Commodity swap and forward contracts..............       --          18          --         (14)

---------------

(1) Excludes transportation capacity and natural gas in storage held for trading purposes.

  Trading Commodity Activities

     The Company's merchant energy business offers integrated price risk management services to the energy sector. These services primarily relate to energy related commodities including natural gas and power products. The Company provides these services through a variety of contracts entered into for trading purposes including exchange traded futures contracts involving cash settlement, forward contracts involving cash settlements or physical delivery of an energy commodity, swap contracts, which require payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for the commodity, options and other contractual arrangements. The Company recognized gross margin of $97 million and $53 million during 1999 and 1998, respectively, from its trading activities.

     The fair value of commodity and energy related contracts entered into for trading purposes as of December 31, 1999 and 1998, and the average fair value of those instruments held during the years then ended are set forth below. At December 31, 1999 and 1998, $425 million and $118 million, respectively, of assets from price risk management activities are included in other non-current assets and $95 million and $57 million, respectively, of liabilities from price risk management activities are included in other non-current liabilities in the Consolidated Balance Sheets.

                                                                               AVERAGE FAIR
                                                                               VALUE FOR THE
                                                                                YEAR ENDED
                                                     ASSETS    LIABILITIES    DECEMBER 31,(1)
                                                     ------    -----------    ---------------
                                                                  (IN MILLIONS)
1999
Futures contracts..................................   $  2        $ (26)           $(12)
Option contracts...................................    455          (35)            184
Swap and forward contracts.........................    200         (269)             90

1998
Futures contracts..................................   $(72)       $  62            $ (9)
Option contracts...................................    224          (60)             55
Swap and forward contracts.........................    409         (415)            (14)

---------------

(1) Computed using the net asset (liability) balance at each month end.

  Notional Amounts and Terms

     The notional amounts and terms of the Company's energy commodity financial instruments at December 31, 1999, and 1998 are set forth below (natural gas volumes are in trillions of British thermal units, power volumes are in millions of megawatt hours, and liquids volumes are in millions of British thermal units):

                                                     FIXED PRICE   FIXED PRICE      MAXIMUM
                                                        PAYOR       RECEIVER     TERMS IN YEARS
                                                     -----------   -----------   --------------
1999
Energy Commodities:
  Natural gas......................................    13,613        13,045            26
  Power............................................        30            41            20
  Liquids(1).......................................       185           185             7
1998
Energy Commodities:
  Natural gas......................................    11,111        10,320            20
  Power............................................        22            28            20
  Liquids(1).......................................       201           127             5

---------------
(1) Liquids include crude oil, condensate and other petroleum based products.

     The notional amount and terms of foreign currency forward purchases and sales at December 31, 1999, were as follows:

                                                          NOTIONAL VOLUME
                                                     -------------------------      MAXIMUM
                                                         BUY          SELL       TERM IN YEARS
                                                     -----------   -----------   --------------
Foreign Currency (in millions)
  Canadian Dollars.................................      411           189             12

     Notional amounts reflect the volume of transactions but do not represent the amounts exchanged by the parties. Accordingly, notional amounts are an incomplete measure of the Company's exposure to market or credit risks. The maximum terms in years detailed above are not indicative of likely future cash flows as these positions may be offset or cashed-out in the commodity and currency markets based on the Company's risk management needs and liquidity in those markets.

     The weighted average maturity of the Company's entire portfolio of price risk management activities was approximately six years as of December 31, 1999, and two years as of December 31, 1998.

  Market and Credit Risks

     The Company serves a diverse customer group that includes independent power producers, industrial companies, gas and electric utilities, natural gas and oil producers, financial institutions and other energy marketers. This broad customer mix generates a need for a variety of financial structures, products and terms. This diversity requires the Company to manage, on a portfolio basis, the resulting market risks inherent in these transactions subject to parameters established by the Company's risk management committee. Market risks are monitored by a risk control committee operating independently from the units that create or actively manage these risk exposures to ensure compliance with the Company's stated risk management policies.

     The Company measures and adjusts the risk in its portfolio in accordance with mark-to-market and other risk management methodologies which utilize forward price curves in the energy markets to estimate the size and probability of future potential exposure.

     Credit risk relates to the risk of loss that the Company would incur as a result of non-performance by counterparties pursuant to the terms of their contractual obligations. The Company maintains credit policies with regard to its counterparties to minimize overall credit risk. These policies require an evaluation of potential counterparties' financial condition (including credit rating), collateral requirements under certain circumstances (including cash in advance, letters of credit, and guarantees), and the use of standardized agreements which allow for the netting of positive and negative exposures associated with a single counterparty. The counterparties associated with the Company's assets from price risk management activities are summarized as follows:

                                                           ASSETS FROM PRICE RISK MANAGEMENT ACTIVITIES
                                                                      AS OF DECEMBER 31, 1999
                                                           ---------------------------------------------
                                                           INVESTMENT           BELOW
                                                            GRADE(A)      INVESTMENT GRADE     TOTAL(B)
                                                           -----------    -----------------    ---------
                                                                           (IN MILLIONS)
Energy marketers.........................................     $226               $ 1             $227
Financial institutions...................................       16                --               16
Oil and natural gas producers............................       26                --               26
Natural gas and electric utilities.......................      251                 2              253
Industrials..............................................       15                --               15
Municipalities...........................................       64                --               64
Other....................................................       76                --               76
                                                              ----               ---             ----
          Total assets from price risk management
            activities...................................     $674               $ 3             $677
                                                              ====               ===             ====

                                                           ASSETS FROM PRICE RISK MANAGEMENT ACTIVITIES
                                                                      AS OF DECEMBER 31, 1998
                                                           ---------------------------------------------
                                                           INVESTMENT           BELOW
                                                            GRADE(A)      INVESTMENT GRADE     TOTAL(B)
                                                           -----------    -----------------    ---------
                                                                           (IN MILLIONS)
Energy marketers.........................................     $192               $ 8             $200
Financial institutions...................................       33                --               33
Oil and natural gas producers............................       77                 5               82
Natural gas and electric utilities.......................      153                 7              160
Industrials..............................................       35                --               35
Other....................................................       49                 2               51
                                                              ----               ---             ----
          Total assets from price risk management
            activities...................................     $539               $22             $561
                                                              ====               ===             ====

---------------
(a) "Investment Grade" is primarily determined using publicly available credit ratings along with consideration of collateral, which encompass standby letters of credit, parent company guarantees and property interest, including natural gas and oil reserves. Included in Investment Grade are counterparties with a minimum Standard & Poor's or Moody's rating of BBB- or Baa3, respectively, or minimum implied (through internal credit analysis) Standard & Poor's equivalent rating of BBB-.
(b) Four and two customers' exposure at December 31, 1999, and 1998, respectively comprise greater than 5 percent of assets from price risk management activities. These customers have investment grade ratings.

     This concentration of counterparties may impact the Company's overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. Based on the Company's policies, risk exposure, and reserves, the Company does not anticipate a material adverse effect on its financial position, results of operations, or cash flows as a result of counterparty nonperformance.

  Non-Trading Price Risk Management Activities

     The Company also utilizes derivative financial instruments for non-trading activities to mitigate market price risk associated with significant physical transactions of Field Services, as well as the production activities of El Paso. Non-trading commodity activities are accounted for using hedge accounting provided they meet hedge accounting criteria. Non-trading activities are conducted through exchange traded futures contracts, swaps and forward agreements with third parties.

     At December 31, 1999 and 1998, the Company had outstanding energy commodity futures, forwards, swaps and options for purposes other than trading. The table below represents the notional amounts and terms of these contracts at December 31, 1999 and 1998.

                                                           1999                   1998
                                                   --------------------   ---------------------
                                                    NOTIONAL               NOTIONAL
                                                     VOLUME                 VOLUME
                                                   ----------   MAXIMUM   ----------   MAXIMUM
                                                   BUY   SELL    TERM     BUY   SELL     TERM
                                                   ---   ----   -------   ---   ----   --------
Commodity
  Natural Gas (TBtu).............................   --    13    1 year    --     27     2 years
  Power (Thousands of MWh).......................   --    --        --    39     45    4 months
  Liquids (TBtu).................................   --    33    1 year     3      9      1 year

     On January 1, 1999, Sonat Power Marketing began accounting for its power portfolio using mark to market accounting to apply the provisions of EITF 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. The impact of adopting mark to market accounting was not material to the financial position, results of operations or cash flows of the Company.

     In March 1997, the Company purchased a 10.5 percent interest in CAPSA, a privately held Argentine company engaged in power generation and natural gas and oil production for approximately $57 million. In connection with this acquisition, the Company entered into an equity swap transaction associated with an additional 18.5 percent of CAPSA's then outstanding stock. Under the swap, the Company paid interest to the counterparty, on a quarterly basis, on a notional amount of $100 million at a rate of LIBOR plus 0.85 percent.

In exchange, the Company receives dividends, if any, on the CAPSA stock to the extent of the counterparty's equity interest of 18.5 percent. The Company also fully participates in the market appreciation or depreciation of the underlying investment whereby the Company will realize appreciation or fund any depreciation attributable to the actual sale of the stock upon termination or expiration of the swap transaction. The initial term of the swap was two years, and in February 1999, the contract was extended for an additional two and one-half years on a notional amount of $103 million and interest rate of LIBOR plus 1.75 percent. Upon maturity or termination of the swap, the Company has a right of first refusal to purchase the counterparty's 18.5 percent investment in CAPSA common stock at the fair value of the stock at that date or at a later date at a price offered by a good faith buyer. This transaction is recorded using mark-to-market accounting.

     The Company also faces credit risk with respect to its non-trading activities, and takes similar measures as in its trading activities to mitigate this risk. Based upon the Company's policies and risk exposure, the Company does not anticipate a material effect on its financial position, results of operations or cash flows resulting from counterparty non-performance.

6. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consisted of the following at December 31:

                                                               1999      1998
                                                              ------    ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost
  Natural Gas Transmission..................................  $2,608    $2,438
  Merchant Energy...........................................     199        98
  International.............................................     316       162
  Field Services............................................   1,220     1,179
  Corporate and Other.......................................      79        73
                                                              ------    ------
                                                               4,422     3,950
Less accumulated depreciation...............................     789       617
                                                              ------    ------
                                                               3,633     3,333
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................   2,371     2,400
                                                              ------    ------
Total property, plant, and equipment, net...................  $6,004    $5,733
                                                              ======    ======

7. DEBT AND OTHER CREDIT FACILITIES

     The average interest rate of short-term borrowings was 6.6% and 5.8% at December 31, 1999 and 1998, respectively. The Company had the following short-term borrowings, including current maturities of long-term debt, at December 31:

                                                              1999     1998
                                                              ----     ----
                                                              (IN MILLIONS)
Commercial paper............................................  $649     $190
Current maturities of long-term debt........................     8        4
                                                              ----     ----
                                                              $657     $194
                                                              ====     ====

     Long-term debt outstanding consisted of the following at December 31:

                                                               1999      1998
                                                              ------    ------
                                                               (IN MILLIONS)
Long-term debt
  EPTPC
     Notes, 7.25% through 10%, due 2008 through 2025........  $   51    $   51
     Debentures, 6.5% through 10.375%, due 1999 through
      2005..................................................      42        45
  TGP
     6% Debentures due 2011.................................      86        86
     7.5% Debentures due 2017...............................     300       300
     7% Debentures due 2027.................................     300       300
     7% Debentures due 2028.................................     400       400
     7.625% Debentures due 2037.............................     300       300
  EPEC Corporation
     Note, 9.625% due 2001..................................      13        13
Other.......................................................       3         4
                                                              ------    ------
                                                               1,495     1,499
  Less: Unamortized discount................................      28        28
        Current maturities..................................       8         4
                                                              ------    ------
  Long-term debt, less current maturities...................  $1,459    $1,467
                                                              ======    ======

     The following are aggregate maturities of the principal amounts of long-term debt for the next 5 years and in total thereafter:

                                                              (IN MILLIONS)
                                                              -------------
2000........................................................     $    8
2001........................................................         38
2002........................................................         12
2003........................................................         --
2004........................................................         --
Thereafter..................................................      1,437
                                                                 ------
          Total long-term debt, including current
           maturities.......................................     $1,495
                                                                 ======

  Other Financing Arrangements

     TGP is designated as a borrower under El Paso's $1,250 million 364-day, and $750 million, five-year revolving credit facilities (collectively the "Revolving Credit Facility"). The $1,250 million 364-day renewable revolving credit and competitive advance facility was established in August 1999 and replaced El Paso's 1998, $750 million, 364-day renewable revolving credit and competitive advance facility. The $750 million five-year revolving credit and competitive advance facility was established in October 1997. The rate for the Revolving Credit Facility varies based on El Paso's unsecured debt rating. As of December 31, 1999, the interest rate for borrowings under the Revolving Credit Facility was equal to LIBOR plus 50 basis points, and no amounts were outstanding.

     The availability of borrowings under the Company's credit agreements is subject to specified conditions, which management believes the Company currently meets. These conditions include compliance with the financial covenants and ratios required by such agreements, absence of default under such agreements, and continued accuracy of the representations and warranties contained in such agreements (including the absence of any material adverse changes in the Company). All of the Company's senior debt issues have been given investment grade ratings by Standard & Poor's and Moody's.

     In September 1998, TGP filed a shelf registration permitting it to offer up to $600 million of debt securities. In October 1998, TGP issued $400 million aggregate principal amount of 7% debentures due 2028. After this issuance, TGP has $200 million of capacity remaining under its shelf registration.

     In November 1999, EPTPC retired its 8% notes with an aggregate principal of $3 million.

8. COMMITMENTS AND CONTINGENCIES

  International Project Contingencies

     International is subject to various claims that arise in the ordinary course of its project activities. These claims include, among other things, those relating to project delays, contractual disputes and/or the adverse impact of uncertainties and risks related to unstable currencies or governments that arise in the countries where International conducts business. International attempts to mitigate its risks through the use of indemnification clauses, private and public insurance, denominating transactions in United States dollars, where possible, and other activities it deems necessary. Where losses are both probable and estimable, International establishes reserves. However, despite International's efforts to mitigate its risks and establish appropriate reserves, unreserved losses can occur. While management cannot predict with certainty the final outcome of its currently pending issues and matters, it believes, based on experience to date and after considering reserves that have been established, that the resolution of currently pending issues and matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     The Company has a non-controlling interest in a project in Senkang, South Sulawesi, Indonesia with a total investment of approximately $28 million. Throughout 1999, the project faced difficulties stemming from Indonesia's weak economy and the devaluation of its currency. Currently, the project is operating under an interim agreement while the Company negotiates long-term resolutions to existing and past contract terms. The Company carries political risk insurance coverage for the Indonesian project. Furthermore, all project debt is non-recourse to the Company. The Company believes that the current economic difficulties in Indonesia will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

  Capital Commitments

     At December 31, 1999, the Company had capital and investment commitments of $368 million. The Company's other planned capital and investment projects are discretionary in nature, with no substantial capital commitments made in advance of the actual expenditures.

  Purchase Obligations

     In connection with the financing commitments of certain joint ventures, TGP has entered into unconditional purchase obligations for products and services totaling $56 million at December 31, 1999. TGP's annual obligations under these agreements are $21 million for 2000, $11 million for the year 2001, $4 million for the years 2002, 2003 and 2004, and $12 million in total thereafter. Excluded from these amounts is TGP's obligation to purchase 30 percent of the output of the Great Plains coal gasification project's original design capacity through July 2009. In January 1997, TGP settled this contract as part of its GSR negotiations, recorded the related liability, and purchased an annuity for $42 million to fund the expected remaining monthly demand requirements of the contract which continue through January 2004.

  Operating Leases

     The Company leases certain property, facilities and equipment under various operating leases. In 1995, El Paso New Chaco Company ("EPNC") entered into an unconditional lease for the Chaco Plant. The lease term expires in 2002, at which time EPNC has an option, and an obligation upon the occurrence of certain events, to purchase the plant for a price sufficient to pay the amount of the $77 million construction financing, plus interest and certain expenses. If EPNC does not purchase the plant at the end of the lease term, it has an obligation to pay a residual guaranty amount equal to approximately 87 percent of the amount financed, plus interest. El Paso unconditionally guaranteed all obligations of EPNC under this lease.

     Minimum annual rental commitments at December 31, 1999, were as follows:

                        YEAR ENDING
                        DECEMBER 31,                          OPERATING LEASES
------------------------------------------------------------  ----------------
                                                              (IN MILLIONS)
   2000.....................................................        $ 6
   2001.....................................................          6
   2002.....................................................          5
   Thereafter...............................................         --
                                                                    ---
          Total.............................................        $17
                                                                    ===

     Rental expense for operating leases for the years ended December 31, 1999, 1998, and 1997 was $13 million, $16 million, and $12 million, respectively.

  Guarantees

     At December 31, 1999, the Company had parental guarantees of approximately $17 million in connection with various projects. El Paso has issued guarantees and letters of credit associated with a number of the Company's projects, including certain international projects.

  Rates and Regulatory Matters

     The Company's interstate natural gas pipeline companies are subject to the regulatory jurisdiction of the FERC with respect to rates, terms and conditions of service, accounts and records, the addition of facilities, the abandonment of services and facilities, the curtailment of gas deliveries and other matters. In addition, these pipelines have various pending regulatory proceedings. As rate and regulatory matters are fully and unconditionally resolved, the Company may either recognize an additional refund obligation or a non-cash benefit to finalize previously estimated liabilities.

     Each of the Company's pipeline systems has contracts covering a portion of their firm transportation capacity which have various terms of maturity. Additionally, each of these systems operate in different markets and regions with different competitive and regulatory pressures which can impact the ability of these systems to renegotiate and renew existing contracts, or enter into new long-term firm transportation commitments. At December 31, 1999, TGP has contracts representing 20 percent of its firm transportation capacity expiring by November 2000. TGP has aggressively pursued the renegotiation and renewal of its expiring contracts, and the sale of excess capacity under firm transportation arrangements, and has made progress in its efforts. However, it is uncertain if future contracts will be on terms as favorable to the Company as those that exist currently. Furthermore, new and renewed contracts can be disputed by customers and other groups, and there is no certainty that regulators or other jurisdictional bodies will not intercede in the re-contracting process and alter the ultimate outcome of these efforts.

     In July 1998, FERC issued a Notice of Proposed Rulemaking ("NOPR") in which it sought comments on a wide range of initiatives to change the manner in which short-term (less than one year) transportation markets are regulated. On February 9, 2000, the FERC issued a final ruling in response to the NOPR. Among other things, the rule (i) allows pipelines to file to implement peak and off-peak rates; (ii) removes the price cap for released capacity; (iii) requires pipelines to make changes to its tariffs regarding customer imbalances, penalties and pipeline operations; and (iv) increases the amount and type of information that pipelines must make available to the FERC and its customers.

     While management cannot predict with certainty the final outcome, or timing, of the final resolution of rates and regulatory matters, the outcome of its current re-contracting efforts, or the outcome of industry trends and initiatives, management believes, based upon its experience to date and after considering appropriate reserves that have been established, that the ultimate resolution of these pending rate and regulatory matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Legal Proceedings

     In February 1998, the United States and the State of Texas filed in a United States District Court a Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") cost recovery action against fourteen companies including the Company and certain of its affiliated companies relating to the Sikes Disposal Pits Superfund Site ("Sikes") located in Harris County, Texas. The suit claims that the United States and the State of Texas have expended over $125 million in remediating Sikes, and seeks to recover that amount plus interest from all defendants to the suit. Although factual investigation relating to Sikes is in the preliminary stages, the Company believes that the amount of material, if any, disposed at Sikes by the Company was small, possibly de minimis. However, the plaintiffs have alleged that the defendants are each jointly and severally liable for the entire remediation costs and have also sought a declaration of liability for future response costs such as groundwater monitoring.

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

     A number of subsidiaries of the Company, both wholly and partially owned, have been named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, the complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Indian lands, thereby depriving the United States Government of royalties. The Company believes the complaint to be without merit.

     A number of subsidiaries of the Company, both wholly and partially owned, have been named defendants in a class action suit, Quinque Operating Company v. Gas Pipelines. The Plaintiff alleges that the defendants have mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. This suit is similar to the action brought by Jack Grynberg on behalf of the United States Government. The Company believes the complaint to be without merit.

     The Company is also a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of its business.

     While the outcome of the matters discussed above cannot be predicted with certainty, management currently does not expect the ultimate resolution of these matters to have a material adverse effect on the Company's financial position, its results of operations, or cash flows.

  Environmental

     The Company is subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of December 31, 1999, the Company had a reserve of approximately $131 million for expected remediation costs, including approximately $126 million for associated onsite, offsite and groundwater technical studies, and approximately $5 million for other costs which the Company anticipates incurring through 2027.

     In addition, the Company estimates that its subsidiaries will make capital expenditures for environmental matters of approximately $3 million in 2000. Capital expenditures are estimated to total approximately $94 million in the aggregate for the years 2001 through 2007. These expenditures primarily relate to compliance with air regulations and, to a lesser extent, control of water discharges.

     Since 1988, TGP has been engaged in an internal project to identify and deal with the presence of PCBs and other substances of concern, including substances on the EPA List of Hazardous Substances, at compressor stations and other facilities operated by both its interstate and intrastate natural gas pipeline systems. While conducting this project, TGP has been in frequent contact with federal and state regulatory agencies, both through informal negotiation and formal entry of consent orders, to ensure that its efforts meet regulatory requirements.

     In May 1995, following negotiations with its customers, TGP filed with FERC a separate Stipulation and Agreement (the "Environmental Stipulation") that established a mechanism for recovering a substantial portion of the environmental costs identified in the internal project. The Environmental Stipulation was effective July 1, 1995, and as of December 31, 1999, all amounts have been collected thereunder. Refunds may be required to the extent actual eligible expenditures are less than amounts collected.

     The Company and certain of its subsidiaries have been designated, have received notice that they could be designated, or have been asked for information to determine whether they could be designated as a PRP with respect to 11 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or state equivalents. The Company has sought to resolve its liability as a PRP with respect to these Superfund sites through indemnification by third parties and/or settlements which provide for payment of the Company's allocable share of remediation costs. As of December 31, 1999, the Company has estimated its share of the remediation costs at these sites to be between $3 million and $6 million and has provided reserves that it believes are adequate for such costs. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases the Company has asserted a defense to any liability, the Company's estimate of its share of remediation costs could change. Moreover, liability under the federal Superfund statute is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs has been considered, where appropriate, in its determination of its estimated liability as described herein. The Company presently believes that the costs associated with the current status of such entities as PRPs at the Superfund sites referenced above will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

9. RETIREMENT BENEFITS

  Pension and Retirement Benefits

     El Paso maintains a pension plan to provide benefits as determined by a cash balance formula covering substantially all of its employees, including employees of the Company. Also, El Paso maintains a defined contribution plan covering its employees, including employees of the Company. El Paso matches 75 percent of participant basic contributions of up to 6 percent, with the matching contribution being made in El Paso common stock. El Paso is responsible for benefits accrued under its plan and allocates the related costs to its affiliates. See Note 14 for a summary of transactions with affiliates.

     During 1997, El Paso offered special termination benefits to former Tenneco Inc. employees who were at least 55 years old and who were eligible to retire under the Tenneco Retirement Plan on December 31, 1996. Eligible employees accepting this offer and retiring by July 1, 1997, received a cash balance credit based on an enhanced formula not to exceed one year's base salary. The cost associated with the special termination benefits was accrued at December 31, 1996, as part of the liabilities assumed in the acquisition by EPEC. In 1997, the Company funded $11 million for these special termination benefits.

  Other Postretirement Benefits

     Following the acquisition of the Company by El Paso in 1996, the Company retained responsibility for certain postretirement medical and life insurance benefits for its former employees and employees who were eligible to retire on December 31, 1996, and did so by July 1, 1997. Medical benefits for this closed group of retirees are subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs. The Company has reserved the right to change these benefits. Employees who retired after July 1, 1997, will continue to receive limited postretirement life insurance benefits. Medical benefits are prefunded to the extent such costs are recoverable through rates. Effective February 1, 1992, TGP began recovering through its rates the other postretirement benefits ("OPEB") costs included in the June 1993 rate case settlement. To the extent actual OPEB costs differ from the amounts funded, a regulatory asset or liability is recorded.

     The following table sets forth the change in benefit obligation, change in plan assets, reconciliation of funded status, components of net periodic benefit cost and assumptions used in determining other postretirement benefits as of and for the twelve month periods ended September 30:

                                                              POSTRETIREMENT
                                                                 BENEFITS
                                                              --------------
                                                              1999     1998
                                                              -----    -----
                                                              (IN MILLIONS)
Change in benefit obligation
  Benefit obligation at beginning of period.................  $ 318    $ 350
  Interest cost.............................................     20       21
  Participant contributions.................................      7        4
  Plan amendments...........................................     --      (16)
  Actuarial gain............................................    (18)      --
  Benefits paid.............................................    (54)     (41)
                                                              -----    -----
  Benefit obligation at end of period.......................  $ 273    $ 318
                                                              =====    =====
Change in plan assets
  Fair value of plan assets at beginning of period..........  $   8    $   6
  Employer contributions....................................     45       39
  Participant contributions.................................      7        4
  Benefits paid.............................................    (54)     (41)
                                                              -----    -----
  Fair value of plan assets at end of period................  $   6    $   8
                                                              =====    =====
Reconciliation of funded status
  Funded status at end of period............................  $(267)   $(310)
  Fourth quarter contributions and income...................     11       13
  Unrecognized net actuarial (gain) or loss.................     (4)      14
  Unrecognized prior service cost...........................    (11)     (12)
                                                              -----    -----
  Net accrued benefit cost at December 31...................  $(271)   $(295)
                                                              =====    =====

     The current liability portion of the postretirement benefits was $46 million as of December 31, 1999 and 1998.

                                                              POSTRETIREMENT BENEFITS
                                                              -----------------------
                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
                                                                   (IN MILLIONS)
Benefit cost for the plans includes the following components
  Interest cost.............................................   $20      $21      $25
  Amortization of prior service cost........................    (1)      (1)      --
                                                               ---      ---      ---
  Net benefit cost..........................................   $19      $20      $25
                                                               ===      ===      ===

                                                              POSTRETIREMENT
                                                                 BENEFITS
                                                              --------------
                                                              1999     1998
                                                              -----    -----
Weighted average assumptions
  Discount rate.............................................  7.50%    6.75%
  Expected return on plan assets............................  7.50%    7.50%

     Actuarial estimates for the Company's postretirement benefits plans assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 10 percent through 2000, gradually decreasing to 6 percent by the year 2008. Assumed health care cost trends have a significant effect on the amounts reported for other postretirement benefit plans. A one-percentage point change from assumed health care cost trend rates would have the following effects:

                                                              1999     1998
                                                              -----    -----
                                                              (IN MILLIONS)
One Percentage Point Increase(a)
  Accumulated Postretirement Benefit Obligation.............   $ 1      $ 3
One Percentage Point Decrease(a)
  Accumulated Postretirement Benefit Obligation.............   $(1)     $(2)

---------------
(a) A one percent increase or decrease would have effected the aggregate of service cost and interest cost by an amount less than $.5 million.

10. PREFERRED STOCK

     At December 31, 1999, EPTPC had authorized 20 million shares of preferred stock. In November 1996, the Company issued 6 million shares of Series A Preferred Stock. The Series A Preferred Stock is not convertible into shares of any other class or series of stock of the Company and it has no maturity date. Holders of shares of Series A Preferred Stock are entitled to receive cash dividends payable quarterly at the rate of 8 1/4% of the stated value of $50 per share. It is not redeemable at the option of EPTPC prior to December 31, 2001, unless one or more amendments to the Internal Revenue Code are enacted that reduce the percentage of the dividends received deduction as specified in
Section 243(a)(1) of the Internal Revenue Code. On or after December 31, 2001, the Series A Preferred Stock is redeemable at the option of the Company, in whole or in part, upon not less than 30 days' notice at a redemption price of $50 per share, plus unpaid dividends.

11. SEGMENT INFORMATION

     The Company has adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has segregated its business activities into four segments: Natural Gas Transmission, Merchant Energy, International, and Field Services. These segments are strategic business units that offer a variety of different energy products and services. They are managed separately as each business requires different technology and marketing strategies.

     The accounting policies of the individual segments are the same as those of the Company, as a whole, as described in Note 1. Certain business segments' earnings are largely derived from the earnings on equity investments which are reported in Other income in the Consolidated Statements of Income. Accordingly, the Company evaluates segment performance, based on EBIT. To the extent practicable, results of operations for the years ended December 31, 1998 and 1997 have been reclassified to conform to the current business segment presentation, although such results are not necessarily indicative of the results which would have been achieved had the revised business segment structure been in effect during that period.

                                                                          SEGMENTS
                                                       AS OF OR FOR THE YEAR ENDED DECEMBER 31, 1999
                                                ------------------------------------------------------------
                                                  NATURAL
                                                    GAS        MERCHANT                    FIELD
                                                TRANSMISSION    ENERGY    INTERNATIONAL   SERVICES    TOTAL
                                                ------------   --------   -------------   --------   -------
                                                                       (IN MILLIONS)
Revenue from external customers
  Domestic....................................    $   739       $7,902       $   --       $   361    $ 9,002
  Foreign.....................................         --          518           73            --        591
Intersegment revenue..........................         34           20           --            73        127
Merger-related and asset impairment charges...         --           67           --             8         75
Depreciation, depletion, and amortization.....        146           32           14            52        244
Operating income (loss).......................        360          (65)         (32)           52        315
Other income..................................         24           15           77            33        149
Earnings before interest and taxes............        384          (50)          45            85        464
Assets
  Domestic....................................      5,042        1,881          166         1,109      8,198
  Foreign.....................................         --          127        1,209            --      1,336
Capital expenditures and investments in joint
  ventures and equity investees...............        231          550          444           141      1,366
Equity investments............................        124          479          791           115      1,509

                                                                          SEGMENTS
                                                       AS OF OR FOR THE YEAR ENDED DECEMBER 31, 1998
                                                ------------------------------------------------------------
                                                  NATURAL
                                                    GAS        MERCHANT                    FIELD
                                                TRANSMISSION    ENERGY    INTERNATIONAL   SERVICES    TOTAL
                                                ------------   --------   -------------   --------   -------
                                                                       (IN MILLIONS)
Revenue from external customers
  Domestic....................................    $   728       $7,188       $   --       $   212    $ 8,128
  Foreign.....................................         --          323           58            --        381
Intersegment revenue..........................         38           21           --            65        124
Depreciation, depletion and amortization......        143            8            9            46        206
Operating income (loss).......................        332          (10)         (27)           65        360
Other income..................................         24           13           52            12        101
Earnings before interest and taxes............        356            3           25            78        462
Assets
  Domestic....................................      4,927        1,313          249         1,029      7,518
  Foreign.....................................         --           73          581            --        654
Capital expenditures and investments in joint
  ventures and equity investees...............        144           46          536           104        830
Equity investments............................         74           43          436            69        622

                                                                           SEGMENTS
                                                            FOR THE YEAR ENDED OF DECEMBER 31, 1997
                                                  -----------------------------------------------------------
                                                    NATURAL
                                                      GAS        MERCHANT                    FIELD
                                                  TRANSMISSION    ENERGY    INTERNATIONAL   SERVICES   TOTAL
                                                  ------------   --------   -------------   --------   ------
                                                                         (IN MILLIONS)
Revenue from external customers
  Domestic......................................      $765        $7,470        $ --          $381     $8,616
  Foreign.......................................        --           218          13            --        231
Intersegment revenue............................        33            25          --            27         85
Depreciation, depletion and amortization........       137             7           1            35        180
Operating income (loss).........................       304           (22)        (24)           67        325
Other income....................................        13             1          26             8         48
Earnings before interest and taxes..............       317           (21)          2            75        373

     The reconciliations of revenues for reportable segments to total consolidated revenues are presented below.

                                                                 FOR THE YEAR ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Total revenues for segments.................................  $9,720   $8,633   $8,932
Corporate revenues..........................................       2        4        3
Elimination of intersegment revenue.........................    (127)    (124)     (85)
                                                              ------   ------   ------
          Total consolidated revenues.......................  $9,595   $8,513   $8,850
                                                              ======   ======   ======

     The reconciliations of other income for reportable segments to total consolidated other income are presented below.

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              1999   1998   1997
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Total other income for segments.............................  $149   $101   $48
Corporate other income......................................    --     17     2
                                                              ----   ----   ---
          Total consolidated other income...................  $149   $118   $50
                                                              ====   ====   ===

     The reconciliations of EBIT to income before cumulative effect of accounting change are presented below.

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              1999   1998   1997
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Total EBIT for segments.....................................  $464   $462   $373
Corporate income (expense), net.............................   (17)     2    (21)
Interest and debt expense...................................   176    151    141
Income tax expense..........................................    85     92     76
                                                              ----   ----   ----
          Income before cumulative effect of accounting
           change...........................................  $186   $221   $135
                                                              ====   ====   ====

     The reconciliations of assets for reportable segments to total consolidated assets are presented below.

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                 (IN MILLIONS)
Total assets for segments...................................   $9,534     $8,172
Corporate and other assets..................................      220        206
                                                               ------     ------
          Total consolidated assets.........................   $9,754     $8,378
                                                               ======     ======

     The Company did not have gross revenue from any customer equal to, or in excess of, ten percent of consolidated operating revenue for the years ended December 31, 1999, 1998, and 1997.

12. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table contains supplemental cash flow information for the years ended December 31:

                                                            1999      1998      1997
                                                            ----      ----      ----
                                                                 (IN MILLIONS)
Interest payments.........................................  $208      $189      $141
Income tax refunds........................................    (1)      (86)      (78)

13. INVESTMENT IN AFFILIATED COMPANIES (UNAUDITED)

     The Company holds investments in various affiliates which are accounted for on the equity method of accounting. The Company's principal equity method investees are international pipelines, interstate pipelines, power generation plants, and gathering systems.

     Summarized financial information of the Company's proportionate share of 50 percent or less owned companies and majority owned unconsolidated subsidiaries accounted for by the equity method of accounting is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
                                                                   (IN MILLIONS)
Operating results data:
  Revenues and other income.................................  $510     $275     $130
  Costs and expenses........................................   444      229       97
  Income from continuing operations.........................    66       46       33
  Net income................................................    61       45       32

                                                                DECEMBER 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
Financial position data:
  Current assets............................................  $  455    $  208
  Non-current assets........................................   3,866     1,999
  Short-term debt...........................................     143        42
  Other current liabilities.................................     287       104
  Long-term debt............................................   2,139     1,168
  Other non-current liabilities.............................     305       200
  Minority interest.........................................       9        --
  Equity in net assets(1)...................................   1,438       693

---------------

(1) Investments in unconsolidated affiliates on the Consolidated Balance Sheets include amounts associated with unamortized purchase price differences relating to certain unconsolidated investees.

     During 1999, El Paso formed Sabine River Investors, L.L.C., a wholly owned limited liability company, and other separate legal entities, for the purpose of generating funds for El Paso to invest in capital projects and other assets. The proceeds are collateralized by certain assets of El Paso, including 100 percent of the Company's investments in Bear Creek and El Paso Energy Partners. At December 31, 1999, the Company's investment in Bear Creek was $89 million and its investment in El Paso Energy Partners was $59 million.

14. TRANSACTIONS WITH AFFILIATES

     El Paso allocated certain general administrative expenses to the Company. The allocation is based on the estimated level of effort devoted to the Company's operations and relative size based on revenues, gross property and payroll. In 1997, the Company performed most of its own administrative functions, and therefore, allocated general and administrative expenses were lower. In addition, the Company enters into transactions with other El Paso subsidiaries and unconsolidated affiliates in the ordinary course of its business to transport, sell and purchase natural gas. Services provided by these affiliates for the benefit of the Company are based on the same terms as nonaffiliates. Charges from affiliates were $209 million, $180 million and $39 million for the years ended December 31, 1999, 1998 and 1997, respectively.

15. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Financial information by quarter is summarized below. In the opinion of management, all adjustments necessary for a fair presentation have been made.

                                                                            QUARTERS ENDED
                                                            -----------------------------------------------
                                                            DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31
                                                            -----------   ------------   -------   --------
                                                                             (IN MILLIONS)
1999
  Operating revenues......................................    $2,184         $3,019      $2,360     $2,032
  Merger-related and asset impairment charges.............        75             --          --         --
  Operating income........................................        50             27         116        105
  Income before cumulative effect of accounting change....         9             23          90         64
  Cumulative effect of accounting change, net of income
    taxes.................................................        --             --          --        (13)
  Net income..............................................         9             23          90         51
1998
  Operating revenues......................................    $1,834         $2,255      $1,975     $2,449
  Operating income........................................       108             65          66        107
  Net income..............................................        81             41          41         58

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of El Paso Tennessee Pipeline Co.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14. (a) 1. present fairly, in all material respects, the consolidated financial position of El Paso Tennessee Pipeline Co. as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14. (a) 2. presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinions expressed above.

PricewaterhouseCoopers LLP

Houston, Texas
February 16, 2000

                                  SCHEDULE II

                         EL PASO TENNESSEE PIPELINE CO.
                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (IN MILLIONS)

                                          BALANCE AT   CHARGED TO   CHARGED TO                BALANCE
                                          BEGINNING    COSTS AND      OTHER                    AT END
              DESCRIPTION                  OF YEAR      EXPENSES     ACCOUNTS    DEDUCTIONS   OF YEAR
              -----------                 ----------   ----------   ----------   ----------   --------
1999
  Allowance for doubtful accounts.......     $20          $ 5          $(2)         $ (3)(a)    $20
  Allowance for price risk management
     activities.........................      28           21           --           (10)(b)     39
  Valuation allowance on deferred tax
     assets.............................       5           --           --            (1)         4
1998
  Allowance for doubtful accounts.......     $30          $ 5          $ 5          $(20)(a)    $20
  Allowance for price risk management
     activities.........................      25           23           --           (20)(b)     28
  Valuation allowance on deferred tax
     assets.............................       8           --            4            (7)(c)      5
1997
  Allowance for doubtful accounts.......     $38          $ 9          $--          $(17)(a)    $30
  Allowance for price risk management
     activities.........................       4           39           --           (18)(b)     25
  Valuation allowance on deferred tax
     assets.............................      --           --            8(d)         --          8

---------------
(a) Primarily accounts written off.
(b) Primarily liquidation of positions on which allowance was established.
(c) $7 million credited to deferred tax assets for waiver of Gulf States Gas Pipeline Company NOL carryforward.
(d) Due to acquisition of Gulf States Gas Pipeline Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing under the caption "Proposal No. 1 -- Nominee for Election of Director by Series A Preferred Stockholders" and "Section 16(a) Beneficial Ownership Reporting Compliance" in EPTPC's proxy statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference. Information regarding executive officers of EPTPC is presented in Item 1 of this Form 10-K under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information appearing under the caption "Executive Compensation" in EPTPC's proxy statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information appearing under the captions "Security Ownership of Beneficial Owners and Management of the Company" and "Security Ownership of a Beneficial Owner and Management of EPEC" in EPTPC's proxy statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information appearing under the caption "Relationship with El Paso Energy Corporation" in EPTPC's proxy statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

      1. Financial statements.

     The following consolidated and combined financial statements of the Company are included in Part II, Item 8 of this report:

                                                                PAGE
                                                                ----
     Consolidated Statements of Income......................     32
     Consolidated Balance Sheets............................     33
     Consolidated Statements of Cash Flows..................     34
     Consolidated Statements of Stockholders' Equity........     35
     Notes to Consolidated Financial Statements.............     36
     Report of Independent Accountants......................     61

      2. Financial statement schedules and supplementary information required to be submitted.

     Schedule II -- Valuation and qualifying accounts.......     62
     Schedules other than that listed above are omitted
      because they are not applicable

 3. Exhibit list............................................     65

     (b) Reports on Form 8-K:

     None.

                         EL PASO TENNESSEE PIPELINE CO.

                                  EXHIBIT LIST
                               DECEMBER 31, 1999

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         2.A             -- Amended and Restated Merger Agreement dated as of June
                            19, 1996, among EPNG, El Paso Merger Company and EPTPC
                            (Exhibit 2.A to EPNG's Registration Statement on Form S-4
                            filed August 27, 1996, File No. 333-10911).
         2.B             -- Distribution Agreement, dated as of November 1, 1996,
                            among EPTPC, new Tenneco Inc. and Newport News
                            Shipbuilding Inc. (Exhibit 2.2 to EPNG's Form 8-K filed
                            December 26, 1996, File No. 1-2700); Amendment No. 1 to
                            Distribution Agreement entered into as of December 11,
                            1996, by and among EPTPC, new Tenneco Inc. and Newport
                            News Shipbuilding Inc. (Exhibit 2.3 to EPNG's Form 8-K/A
                            filed January 21, 1997, File No. 1-2700).
         3.A             -- Certificate of Incorporation as amended and supplemented as of March 1, 1995 (Exhibit 3(a)(1) to EPTPC Form 10-K
                            for 1994, File No. 1-9864); Certificate of Retirement of
                            Preferred Stock Redeemed or Purchased, dated February 16,
                            1996; Certificate of Elimination of the Series A
                            Cumulative Preferred Stock of Tenneco Inc. dated February
                            27, 1996; Certificate of Elimination of the Variable Rate
                            Preferred Stock of Tenneco Inc. dated February 27, 1996;
                            Certificate of Elimination of the Participating Preferred
                            Stock of Tenneco Inc. dated February 27, 1996;
                            Certificate of Designation, Preferences and Rights of
                            8 1/4% Cumulative Junior Preferred Stock, Series A, dated
                            November 18, 1996; Certificate of Amendment of
                            Certificate of Incorporation, dated December 11, 1996;
                            Certificate of Merger dated December 11, 1996; and
                            Certificate of Designation, Preferences and Rights of
                            8 1/2% Cumulative Junior Preferred Stock, Series B, dated
                            March 5, 1997 (Exhibit 3.A to EPTPC's Form 10-K for 1996,
                            File No. 1-9864); Certificate of Designation, Preferences
                            and Rights of 6 1/4% Cumulative Junior Preferred Stock,
                            Series C, dated March 4, 1998 (Exhibit 3.A.1 to EPTPC's
                            Form 10-K for 1997, File No. 1-9864 (the "EPTPC 1997
                            10-K")).
         3.A  .1         -- Certificate of Elimination of 8 1/2% Cumulative Junior
                            Preferred Stock, Series B, dated January 14, 1999,
                            Certificate of Elimination of 6 1/4% Cumulative Junior
                            Preferred Stock, Series C, dated January 14, 1999
                            (Exhibit 3.A.1 to the EPTPC 1998 10-K).
         3.B             -- By-laws of EPTPC, as amended March 1, 1998 (Exhibit 3.B to the EPTPC 1997 10-K).
         4.A             -- Indenture dated as of March 4, 1997, between TGP and The
                            Chase Manhattan Bank (Exhibit 4.1 to the EPTPC 1997
                            10-K); First Supplemental Indenture dated as of March 13,
                            1997, between TGP and The Chase Manhattan Bank (Exhibit
                            4.2 to the EPTPC 1997 10-K); Second Supplemental
                            Indenture dated as of March 13, 1997, between TGP and The
                            Chase Manhattan Bank (Exhibit 4.3 to the EPTPC 1997
                            10-K); Third Supplemental Indenture dated as of March 13,
                            1997, between TGP and The Chase Manhattan Bank (Exhibit
                            4.4 to the EPTPC 1997 10-K); Fourth Supplemental
                            Indenture dated as of October 9, 1998, between TGP and
                            The Chase Manhattan Bank (Exhibit 4.2 to TGP's Form 8-K
                            filed October 9, 1998, File No. 1-4101).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.A             -- $1,250,000,000 364-Day Revolving Credit and Competitive
                            Advance Facility ("CAF") Agreement dated as of August 16,
                            1999, by and among El Paso, EPNG, TGP, the several banks
                            and other financial institutions from time to time
                            parties to the Agreement, The Chase Manhattan Bank, as
                            administrative agent and as CAF Advance Agent for the
                            Lenders thereunder, Citibank N.A. and ABN Amro Bank, N.V.
                            as co-documentation agents for the Lenders and Bank of
                            America, N.A. as syndication agent for the Lenders.
                            (Exhibit 10.A to EPTPC's Form 10-Q filed November 15,
                            1999, File No. 1-9864)
        10.B             -- $750 million 5-Year Revolving Credit and Competitive
                            Advance Facility Agreement dated as of October 29, 1997,
                            by and among EPNG, TGP, The Chase Manhattan Bank,
                            Citibank, N.A., Morgan Guaranty Trust Company of New
                            York, and certain other banks (Exhibit 10.D to El Paso's
                            Form 10-Q filed November 12, 1998, File No. 1-4101 (the
                            "El Paso 1998 Third Quarter 10-Q")); First Amendment to
                            the $750 million 5-Year Revolving Credit and Competitive
                            Advance Facility dated as of October 9, 1998, by and
                            among EPNG, TGP, The Chase Manhattan Bank, Citibank,
                            N.A., Morgan Guaranty Trust Company of New York, and
                            certain other banks (Exhibit 10.E to the El Paso 1998
                            Third Quarter 10-Q).
       *21               -- List of Subsidiaries.
    *27(1)               -- Financial Data Schedule for the Year ended December 31,
                            1999.
    *27(2)               -- Financial Data Schedule for the Year ended December 31,
                            1998.
    *27(3)               -- Financial Data Schedule for the Year ended December 31,
                            1997.
    *27(4)               -- Financial Data Schedule for the Quarter ended March 31,
                            1999.
    *27(5)               -- Financial Data Schedule for the Quarter ended June 30,
                            1999.
    *27(6)               -- Financial Data Schedule for the Quarter ended September
                            30, 1999.
    *27(7)               -- Financial Data Schedule for the Quarter ended March 31,
                            1998.
    *27(8)               -- Financial Data Schedule for the Quarter ended June 30,
                            1998.
    *27(9)               -- Financial Data Schedule for the Quarter ended September
                            30, 1998.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, El Paso Tennessee Pipeline Co. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of March 2000.

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

                 SIGNATURE                                  TITLE                          DATE
                 ---------                                  -----                          ----

            /s/ WILLIAM A. WISE               Chairman of the Board, President,            March 10, 2000
--------------------------------------------  Chief Executive Officer and
             (William A. Wise)                Director

            /s/ H. BRENT AUSTIN               Executive Vice President, Chief              March 10, 2000
--------------------------------------------  Financial Officer and Director
             (H. Brent Austin)

           /s/ JOEL RICHARDS III              Executive Vice President and                 March 10, 2000
--------------------------------------------  Director
            (Joel Richards III)

           /s/ BRITTON WHITE JR.              Executive Vice President, General            March 10, 2000
--------------------------------------------  Counsel and Director
            (Britton White Jr.)

           /s/ JEFFREY I. BEASON              Senior Vice President, Controller            March 10, 2000
--------------------------------------------  and Director
            (Jeffrey I. Beason)

           /s/ KENNETH L. SMALLEY             Director                                     March 10, 2000
--------------------------------------------
            (Kenneth L. Smalley)

                               INDEX TO EXHIBITS

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk, all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         2.A             -- Amended and Restated Merger Agreement dated as of June
                            19, 1996, among EPNG, El Paso Merger Company and EPTPC
                            (Exhibit 2.A to EPNG's Registration Statement on Form S-4
                            filed August 27, 1996, File No. 333-10911).
         2.B             -- Distribution Agreement, dated as of November 1, 1996,
                            among EPTPC, new Tenneco Inc. and Newport News
                            Shipbuilding Inc. (Exhibit 2.2 to EPNG's Form 8-K filed
                            December 26, 1996, File No. 1-2700); Amendment No. 1 to
                            Distribution Agreement entered into as of December 11,
                            1996, by and among EPTPC, new Tenneco Inc. and Newport
                            News Shipbuilding Inc. (Exhibit 2.3 to EPNG's Form 8-K/A
                            filed January 21, 1997, File No. 1-2700).
         3.A             -- Certificate of Incorporation as amended and supplemented as of March 1, 1995 (Exhibit 3(a)(1) to EPTPC Form 10-K
                            for 1994, File No. 1-9864); Certificate of Retirement of
                            Preferred Stock Redeemed or Purchased, dated February 16,
                            1996; Certificate of Elimination of the Series A
                            Cumulative Preferred Stock of Tenneco Inc. dated February
                            27, 1996; Certificate of Elimination of the Variable Rate
                            Preferred Stock of Tenneco Inc. dated February 27, 1996;
                            Certificate of Elimination of the Participating Preferred
                            Stock of Tenneco Inc. dated February 27, 1996;
                            Certificate of Designation, Preferences and Rights of
                            8 1/4% Cumulative Junior Preferred Stock, Series A, dated
                            November 18, 1996; Certificate of Amendment of
                            Certificate of Incorporation, dated December 11, 1996;
                            Certificate of Merger dated December 11, 1996; and
                            Certificate of Designation, Preferences and Rights of
                            8 1/2% Cumulative Junior Preferred Stock, Series B, dated
                            March 5, 1997 (Exhibit 3.A to EPTPC's Form 10-K for 1996,
                            File No. 1-9864); Certificate of Designation, Preferences
                            and Rights of 6 1/4% Cumulative Junior Preferred Stock,
                            Series C, dated March 4, 1998 (Exhibit 3.A.1 to EPTPC's
                            Form 10-K for 1997, File No. 1-9864 (the "EPTPC 1997
                            10-K")).
        *3.A  .1         -- Certificate of Elimination of 8 1/2% Cumulative Junior
                            Preferred Stock, Series B, dated January 14, 1999,
                            Certificate of Elimination of 6 1/4% Cumulative Junior
                            Preferred Stock, Series C, dated January 14, 1999.
         3.B             -- By-laws of EPTPC, as amended March 1, 1998 (Exhibit 3.B to the EPTPC 1997 10-K).
         4.A             -- Indenture dated as of March 4, 1997, between TGP and The
                            Chase Manhattan Bank (Exhibit 4.1 to the EPTPC 1997
                            10-K); First Supplemental Indenture dated as of March 13,
                            1997, between TGP and The Chase Manhattan Bank (Exhibit
                            4.2 to the EPTPC 1997 10-K); Second Supplemental
                            Indenture dated as of March 13, 1997, between TGP and The
                            Chase Manhattan Bank (Exhibit 4.3 to the EPTPC 1997
                            10-K); Third Supplemental Indenture dated as of March 13,
                            1997, between TGP and The Chase Manhattan Bank (Exhibit
                            4.4 to the EPTPC 1997 10-K); Fourth Supplemental
                            Indenture dated as of October 9, 1998, between TGP and
                            The Chase Manhattan Bank (Exhibit 4.2 to TGP's Form 8-K
                            filed October 9, 1998, File No. 1-4101).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.A             -- $1,250,000,000 364-Day Revolving Credit and Competitive
                            Advance Facility ("CAF") Agreement dated as of August 16,
                            1999, by and among El Paso, EPNG, TGP, the several banks
                            and other financial institutions from time to time
                            parties to the Agreement, The Chase Manhattan Bank, as
                            administrative agent and as CAF Advance Agent for the
                            Lenders thereunder, Citibank N.A. and ABN Amro Bank, N.V.
                            as co-documentation agents for the Lenders and Bank of
                            America, N.A. as syndication agent for the Lenders.
                            (Exhibit 10.A to EPTPC's Form 10-Q filed November 15,
                            1999, File No. 1-9864)
        10.B             -- $750 million 5-Year Revolving Credit and Competitive
                            Advance Facility Agreement dated as of October 29, 1997,
                            by and among EPNG, TGP, The Chase Manhattan Bank,
                            Citibank, N.A., Morgan Guaranty Trust Company of New
                            York, and certain other banks (Exhibit 10.D to El Paso's
                            Form 10-Q filed November 12, 1998, File No. 1-4101 (the
                            "El Paso 1998 Third Quarter 10-Q")); First Amendment to
                            the $750 million 5-Year Revolving Credit and Competitive
                            Advance Facility dated as of October 9, 1998, by and
                            among EPNG, TGP, The Chase Manhattan Bank, Citibank,
                            N.A., Morgan Guaranty Trust Company of New York, and
                            certain other banks (Exhibit 10.E to the El Paso 1998
                            Third Quarter 10-Q).
       *21               -- List of Subsidiaries.
    *27(1)               -- Financial Data Schedule for the Year ended December 31,
                            1999.
    *27(2)               -- Financial Data Schedule for the Year ended December 31,
                            1998.
    *27(3)               -- Financial Data Schedule for the Year ended December 31,
                            1997.
    *27(4)               -- Financial Data Schedule for the Quarter ended March 31,
                            1999.
    *27(5)               -- Financial Data Schedule for the Quarter ended June 30,
                            1999.
    *27(6)               -- Financial Data Schedule for the Quarter ended September
                            30, 1999.
    *27(7)               -- Financial Data Schedule for the Quarter ended March 31,
                            1998.
    *27(8)               -- Financial Data Schedule for the Quarter ended June 30,
                            1998.
    *27(9)               -- Financial Data Schedule for the Quarter ended September
                            30, 1998.