Form 10-Q
period 2000-03-31
EL PASO TENNESSEE PIPELINE CO
filed 2000-05-11
CIK 823549

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     Common Stock, par value $.01 per share. Shares outstanding on May 10, 2000:
1,971

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         EL PASO TENNESSEE PIPELINE CO.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               FIRST QUARTER
                                                                   ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
Operating revenues..........................................  $2,857    $2,034
                                                              ------    ------
Operating expenses
  Cost of gas and other products............................   2,485     1,712
  Operation and maintenance.................................     133       144
  Depreciation, depletion, and amortization.................      58        55
  Taxes, other than income taxes............................      19        18
                                                              ------    ------
                                                               2,695     1,929
                                                              ------    ------
Operating income............................................     162       105
Other income, net...........................................      42        30
                                                              ------    ------
Income before interest, income taxes and other charges......     204       135
                                                              ------    ------
Non-affiliated interest and debt expense....................      39        35
Affiliated interest expense, net............................      11         6
Income tax expense..........................................      46        30
                                                              ------    ------
                                                                  96        71
                                                              ------    ------
Income before extraordinary gain and cumulative effect of
  accounting change.........................................     108        64
Extraordinary gain, net of income taxes.....................      77        --
Cumulative effect of accounting change, net of income
  taxes.....................................................      --       (13)
                                                              ------    ------
Net income..................................................  $  185    $   51
                                                              ======    ======
Comprehensive income........................................  $  186    $   42
                                                              ======    ======

                            See accompanying notes.

                         EL PASO TENNESSEE PIPELINE CO.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                MARCH 31,      DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                          ASSETS
Current assets
  Cash and cash equivalents.................................     $    24          $   32
  Accounts and notes receivable, net........................       1,168             896
  Materials and supplies....................................          23              23
  Assets from price risk management activities..............         499             231
  Other.....................................................         263             322
                                                                 -------          ------
          Total current assets..............................       1,977           1,504
Property, plant, and equipment, net.........................       5,838           6,004
Investment in unconsolidated affiliates.....................       1,638           1,509
Other.......................................................         859             737
                                                                 -------          ------
          Total assets......................................     $10,312          $9,754
                                                                 =======          ======
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts and notes payable................................     $ 2,957          $2,535
  Short-term borrowings (including current maturities of
     long-term debt)........................................         254             657
  Other.....................................................         727             500
                                                                 -------          ------
          Total current liabilities.........................       3,938           3,692
Long-term debt, less current maturities.....................       1,434           1,459
Deferred income taxes.......................................       1,403           1,409
Other.......................................................         677             676
Commitments and contingencies
Minority interest...........................................          90              88

Stockholders' equity
  Preferred stock, 20,000,000 shares authorized;
     Series A, no par; 6,000,000 shares issued; stated at
      liquidation value.....................................         300             300
  Common stock, par value $0.01 per share; authorized
     100,000 shares; issued 1,971 shares....................          --              --
  Additional paid-in capital................................       1,867           1,707
  Retained earnings.........................................         630             451
  Accumulated comprehensive income..........................         (27)            (28)
                                                                 -------          ------
          Total stockholders' equity........................       2,770           2,430
                                                                 -------          ------
          Total liabilities and stockholders' equity........     $10,312          $9,754
                                                                 =======          ======

                            See accompanying notes.

                         EL PASO TENNESSEE PIPELINE CO.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               FIRST QUARTER
                                                                   ENDED
                                                                  MARCH 31
                                                              ----------------
                                                              2000       1999
                                                              -----      -----
Cash flows from operating activities
  Net income................................................  $ 185      $  51
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............     58         55
     Deferred income tax expense (benefit)..................    (11)        16
     Extraordinary gain on sales............................   (128)        --
     Cumulative effect of accounting change.................     --         13
     Other..................................................    (16)       (15)
  Working capital changes, net of non-cash transactions.....    (90)        41
  Other.....................................................     (7)       (65)
                                                              -----      -----
          Net cash provided by (used in) operating
           activities.......................................     (9)        96
                                                              -----      -----
Cash flows from investing activities
  Purchases of property, plant, and equipment...............   (134)       (57)
  Net proceeds from sale of assets..........................    417          4
  Additions to investments..................................   (282)      (443)
  Proceeds from investments.................................     88         --
  Change in cash deposited in escrow related to equity
     investee...............................................     24        (53)
  Cash paid for acquisitions, net of cash received..........     --        (36)
  Net change in other affiliated advances receivable........    182         --
                                                              -----      -----
          Net cash provided by (used in) investing
           activities.......................................    295       (585)
                                                              -----      -----
Cash flows from financing activities
  Net borrowings (repayments) from commercial paper.........   (427)       334
  Increase (decrease) in notes payable to equity investee...    (20)        53
  Dividends paid............................................     (6)        (6)
  Capital contributions.....................................    160         --
  Net change in other affiliated advances payable...........     --        116
  Other.....................................................     (1)        (2)
                                                              -----      -----
          Net cash provided by (used in) financing
           activities.......................................   (294)       495
                                                              -----      -----
Increase (decrease) in cash and cash equivalents............     (8)         6
Cash and cash equivalents
          Beginning of period...............................     32         28
                                                              -----      -----
          End of period.....................................  $  24      $  34
                                                              =====      =====


                            See accompanying notes.

                         EL PASO TENNESSEE PIPELINE CO.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 1999 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The condensed consolidated financial statements at March 31, 2000, and for the quarters ended March 31, 2000 and 1999, are unaudited. The condensed consolidated balance sheet at December 31, 1999, is derived from the audited financial statements. These financial statements do not include all disclosures required by generally accepted accounting principles, but have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In our opinion, all material adjustments, all of which are of a normal, recurring nature, have been made to fairly present our results of operations. Information for any interim period may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information includes reclassifications which were made to conform to the current presentation. These reclassifications have no effect on reported net income or stockholders' equity.

  Change in Company Structure

     On December 31, 1999, our parent company, El Paso Energy Corporation, completed a tax-free internal reorganization in which the power operations of El Paso Energy, along with the merchant operations acquired in the October 1999 merger with Sonat Inc., were transferred to us, and became our subsidiaries. The reorganization was treated as a transfer of ownership between entities under common control and was accounted for in a manner similar to a pooling of interests. Accordingly, the information for the quarter ended March 31, 1999, has been presented as though the transactions occurred on January 1, 1999.

  Cumulative Effect of Accounting Change

     In the first quarter of 1999, we adopted the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. This statement defined start-up activities and required companies to expense start-up and organization costs as incurred. It also required that, upon adoption, companies expense any such costs that existed on their balance sheet. We adopted this pronouncement effective January 1, 1999, and reported a charge of $13 million, net of income taxes as a cumulative effect of an accounting change.

2. ACQUISITIONS

  Texas Midstream Operations

     In January 2000, El Paso Energy entered into an agreement to purchase the natural gas and natural gas liquids businesses of PG&E Gas Transmission, Texas Corporation, and PG&E Gas Transmission Teco, Inc. See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Recent Developments for a discussion of this agreement.

3. EXTRAORDINARY GAIN

     During the first quarter of 2000, we sold East Tennessee Natural Gas Company to comply with a Federal Trade Commission order related to El Paso Energy's merger with Sonat. Proceeds from the sale were $386 million and an extraordinary gain of $77 million, net of income taxes of $51 million, was recognized.

4. PROPERTY, PLANT, AND EQUIPMENT

     Our property, plant, and equipment consisted of the following at March 31, 2000 and December 31, 1999:

                                                               2000      1999
                                                              ------    ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost
  Natural Gas Transmission..................................  $2,462    $2,608
  Merchant Energy...........................................     230       200
  International.............................................     321       316
  Field Services............................................   1,213     1,219
  Corporate and Other.......................................      79        79
                                                              ------    ------
                                                               4,305     4,422
Less accumulated depreciation and amortization..............     771       789
                                                              ------    ------
                                                               3,534     3,633
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................   2,304     2,371
                                                              ------    ------
Total property, plant, and equipment, net...................  $5,838    $6,004
                                                              ======    ======

5. DEBT AND OTHER CREDIT FACILITIES

     At March 31, 2000, our weighted average interest rate on short-term borrowings was 6.3% and at December 31, 1999, it was 6.6%. We had the following short-term borrowings, including current maturities of long-term debt, at March 31, 2000 and December 31, 1999:

                                                              2000     1999
                                                              -----    -----
                                                              (IN MILLIONS)
Commercial paper............................................  $222     $649
Current maturities of other long-term debt..................    32        8
                                                              ----     ----
                                                              $254     $657
                                                              ====     ====

6. COMMITMENTS AND CONTINGENCIES

  Rates and Regulatory Matters

     Our pipeline systems have contracts covering a portion of their firm transportation capacity with various terms of maturity, and each operates in different markets and regions with different competitive and regulatory pressures which can impact their ability to renegotiate and renew existing contracts, or enter into new long-term firm transportation commitments.
By November 2000, contracts representing 20 percent of Tennessee Gas Pipeline Company's (TGP) firm transportation capacity will expire. TGP aggressively pursues the renegotiation and renewal of its expiring contracts, and the sale of excess capacity under firm transportation arrangements. However, we are uncertain if future contracts will be on terms as favorable to us as those that currently exist. Also, customers and other groups may dispute new and renewed contracts. As a result, we cannot be sure that regulators or other jurisdictional bodies will not intercede in our re-contracting process and alter the ultimate outcome of our efforts.

     While we cannot predict with certainty the final outcome or timing of the resolution of rates and regulatory matters, the outcome of our current re-contracting and capacity subscription efforts, or the outcome of ongoing industry trends and initiatives, we believe the ultimate resolution of these issues will not have a material adverse effect on our financial position, results of operations, or cash flows.

  Legal Proceedings

     In February 1998, the United States and the State of Texas filed in a U.S. District Court a Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) cost recovery action against fourteen companies, including certain of our affiliated companies and us, relating to the Sikes Disposal Pits Superfund Site located in Harris County, Texas. The suit claims that the United States and the State of Texas have spent over $125 million in remediating Sikes, and seeks to recover that amount plus interest from the defendants to the suit. Although an investigation relating to Sikes is in the preliminary stages, we believe that the amount of material, if any, disposed at Sikes by our former affiliates was small, possibly de minimis. However, the plaintiffs have alleged that the defendants are each jointly and severally liable for the entire remediation costs and have also sought a declaration of liability for future response costs such as groundwater monitoring.

     TGP is a party in proceedings involving federal and state authorities regarding the past use of a lubricant containing polychlorinated biphenyls
(PCBs) in its starting air systems. TGP has executed a consent order with the EPA governing the remediation of some compressor stations and is working with the EPA and the relevant states regarding those remediation activities. TGP is also working with the Pennsylvania and New York environmental agencies regarding remediation and post-remediation activities at the Pennsylvania and New York stations.

     In November 1988, the Kentucky environmental agency filed a complaint in a Kentucky state court alleging that TGP discharged pollutants into the waters of the state and disposed of PCBs without a permit. The agency sought an injunction against future discharges, sought an order to remediate or remove PCBs, and sought a civil penalty. TGP entered into agreed orders with the agency to resolve many of the issues raised in the original allegations, has received water discharge permits from the agency for its Kentucky compressor stations, and continues to work to resolve the remaining issues. The relevant Kentucky compressor stations are scheduled to be characterized and remediated under the consent order with the EPA.

     A number of our subsidiaries are named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Indian lands, which deprived the U.S. Government of royalties. We have also been named defendants in a similar class action suit, Quinque Operating Company v. Gas Pipelines. This complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint. We believe both complaints are without merit.

     We are also a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of our business.

     While the outcome of the matters discussed above cannot be predicted with certainty, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, results of operations, or cash flows.

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 2000, we had reserved $129 million for expected environmental costs.

     In addition, we expect to make capital expenditures of approximately $3 million in 2000 and a total of $87 million for the years 2001 through 2007 for environmental matters primarily relating to compliance with air regulations and control of water discharges. Some of our subsidiaries have been designated, have received notice that they could be designated, or have been asked for information to determine whether they could be designated as a potentially responsible party (PRP) with respect to 8 sites under CERCLA.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations, and claims for damages to property, employees, other persons and the environment resulting from our current or discontinued operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe the recorded reserves are adequate.

7. SEGMENT INFORMATION

     We segregate our business activities into four distinct operating segments:

     - Natural Gas Transmission;

     - Merchant Energy;

     - International; and

     - Field Services.

     These segments are strategic business units that provide a variety of energy products and services. They are managed separately, as each business unit requires different technology and marketing strategies. We measure segment performance using earnings before interest and taxes (EBIT). At the beginning of 2000, we moved EnCap Investments L.L.C., from the Field Services segment to the Merchant Energy segment. All periods presented have been restated for this change. Following are results as of and for the period ended March 31:

                                                             2000
                            ----------------------------------------------------------------------
                            NATURAL GAS    MERCHANT                    FIELD
                            TRANSMISSION    ENERGY    INTERNATIONAL   SERVICES   OTHER(A)   TOTAL
                            ------------   --------   -------------   --------   --------   ------
                                                        (IN MILLIONS)
Revenues from external
  customers...............     $  186       $2,529       $   29        $  112     $    1    $2,857
Intersegment revenue......         17            7           --            15        (39)       --
Operating income (loss)...         94           52           (2)           22         (4)      162
EBIT......................        100           50           33            25         (4)      204
Segment assets............      4,817        2,734        1,406         1,085        270    10,312

                                                             1999
                            ----------------------------------------------------------------------
                            NATURAL GAS    MERCHANT                    FIELD
                            TRANSMISSION    ENERGY    INTERNATIONAL   SERVICES   OTHER(A)   TOTAL
                            ------------   --------   -------------   --------   --------   ------
                                                        (IN MILLIONS)
Revenues from external
  customers...............     $  201       $1,749       $   17        $   66    $     1    $2,034
Intersegment revenue......          7            4           --            19        (30)       --
Operating income (loss)...        103            8          (15)           13         (4)      105
EBIT......................        113            7            3            17         (5)      135
Segment assets............      4,887        1,571        1,031         1,020        211     8,720

---------------
(a) Includes corporate eliminations and other non-operating segment activities.

8. INVESTMENT IN AFFILIATED COMPANIES

     We hold investments in various affiliates which we account for using the equity method of accounting. Summarized financial information for our proportionate share of these investments is as follows:

                                                                FIRST QUARTER
                                                                    ENDED
                                                                  MARCH 31,
                                                                --------------
                                                                2000     1999
                                                                -----    -----
                                                                (IN MILLIONS)
Operating results data
  Revenues and other income.................................    $146     $ 97
  Costs and expenses........................................     151       79
  Income (loss) from continuing operations..................      (5)      18
  Net income (loss).........................................      (3)      17

  East Asia Power

     At December 31, 1999, we held a 92 percent ownership interest in East Asia Power Resources Corporation. In March 2000, we converted our investment into a 50/50 joint venture with a third party. In the transaction, we received $85 million, net of transaction costs, and recognized a $20 million benefit. At the time of the conversion, our investment in East Asia Power was $131 million. East Asia Power owns and operates seven power generation facilities in the Philippines and one plant in China, with a total generating capacity of 412 megawatts. Electric power generated by the facilities is supplied to a diversified base of customers including National Power Corporation, the Philippine state-owned utility, private distribution companies and industrial users.

  Chaparral Investors

     In the first quarter of 2000, El Paso Energy provided $160 million to us to increase our investment in Chaparral. We recorded the contribution from El Paso Energy as an increase in paid in capital on our Consolidated Balance Sheets.

     During the first quarter of 2000, Chaparral completed its acquisitions of several domestic non-utility generation assets including eleven natural gas-fired combined generation facilities in California from Dynegy Inc., two natural gas-fired electric generation plants located in Dartmouth, Massachusetts and Pawtucket, Rhode Island, and all the outstanding shares of Bonneville Pacific Corporation, which owns a 50 percent interest in a power generation facility. Chaparral also acquired two operating companies which provide the services required to operate and maintain these newly acquired facilities. Chaparral acquired these assets in exchange for a note payable to El Paso Energy in the amount of $385 million. In March 2000, Chaparral's third party investor increased its overall investment in Chaparral by $1,027 million. A portion of the proceeds were used by Chaparral to repay the $385 million note. In connection with the increased third party investment in Chaparral, El Paso Energy issued mandatorily convertible preferred stock to a share trust they control. Upon the occurrence of certain negative events, the trustee of the trust may be required to remarket El Paso Energy's preferred stock on terms that are designed to generate $1 billion to distribute to the third party investor.

     Under our management agreement with Chaparral, we earn a performance-based management fee. We are also reimbursed for expenses we incur on behalf of Chaparral. For 2000, our management fee related to Chaparral has been fixed at $100 million. This fee includes an $80 million performance-based component and a $20 million reimbursement for costs we will incur on behalf of Chaparral. We will recognize this fee ratably throughout the year as management services are provided.

9. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, to establish accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. This pronouncement requires us to classify derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, we may specifically designate a derivative as a hedge of:

     - the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,

     - the exposure to variable cash flows of a forecasted transaction, or

     - the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

     The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Statement of Financial Accounting Standards No. 137 amended the standard in June 1999. The amendment defers the effective date to fiscal years beginning after June 15, 2000. We are currently evaluating the effects of this pronouncement.

10. SUBSEQUENT EVENTS

     In May 2000, we exercised our right to terminate our CAPSA Equity Swap Agreement prior to its maturity. We paid approximately $130 million for our counterparty's 18.5 percent interest in CAPSA's common stock secured under the swap agreement.

     In May 2000, we formed Clydesdale Associates, L.P., a limited partnership, and several other separate legal entities, for the purpose of generating funds for El Paso Energy to invest in capital projects and other assets. Certain assets of El Paso Energy, including proceeds we receive from renting our office building in Houston, Texas, collateralize the proceeds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1)

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in Part II, Items 7, 7A, and 8, in our Annual Report on Form 10-K for the year ended December 31, 1999, in addition to the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

                              RECENT DEVELOPMENTS

     On December 31, 1999, El Paso Energy completed a tax-free internal reorganization in which the power operations of El Paso, along with the merchant operations acquired in the October 1999 merger with Sonat, were transferred to us, and became our subsidiaries. The reorganization was treated as a transfer of ownership between entities under common control and was accounted for in a manner similar to a pooling of interests. Accordingly, the information for the quarter ended March 31, 1999, has been presented as though the transactions occurred on January 1, 1999.

  PURCHASE OF TEXAS MIDSTREAM OPERATIONS

     In January 2000, El Paso Energy entered into an agreement to purchase the natural gas and natural gas liquids businesses of PG&E Gas Transmission, Texas Corporation, and PG&E Gas Transmission Teco, Inc. The value of the transaction is approximately $840 million, including assumed debt of $561 million. The acquisition is expected to close during the second or third quarter of 2000, and is subject to the receipt of certain required governmental approvals and third party consents. El Paso Energy will account for the transaction as a purchase and will include the acquisition in our operations.

     El Paso Energy will acquire assets consisting of 8,500 miles of intrastate natural gas transmission pipelines that transport approximately 2.8 Bcf/d in the South Texas area, nine natural gas processing plants that currently process 1.5 Bcf/d, and a 7.2 Bcf natural gas storage field. The transaction also includes significant natural gas liquids pipelines and fractionation facilities.

                             RESULTS OF OPERATIONS

     For the first quarter ended March 31, 2000, our net income was $185 million versus $51 million for the quarter ended March 31, 1999. The increase was due to stronger performance in 2000 of our non-regulated business units, coupled with a gain on the sale of our East Tennessee Pipeline system in connection with El Paso Energy's 1999 merger with Sonat Inc. These increases were offset by higher interest and financing costs and income taxes in the first quarter 2000. EBIT was $204 million for the first quarter 2000 versus $135 million for the first quarter 1999 with our non-regulated business units comprising approximately 53 percent of our 2000 total.

     During the second or third quarter of 2000, we anticipate El Paso Energy will complete its acquisition of PG&E's Texas mid-stream operations. These operations are expected to have a positive impact on our overall results for the remainder of 2000. However, any delays in closing this acquisition will reduce its potentially positive impacts. A more detailed analysis of our segment results and non-operating expenses is discussed below.

---------------
(1) As generally used in the energy industry and in this document, the following terms have the following meanings:

BBtu/d    =   billion British thermal units per day
Bcf/d     =   billion cubic feet per day
MMBtu     =   million British thermal units

                                SEGMENT RESULTS

     At the beginning of 2000, we moved EnCap from the Field Services segment to the Merchant Energy segment. All periods presented have been restated for this change.

                                                                FIRST QUARTER
                                                                    ENDED
                                                                  MARCH 31,
                                                                --------------
                                                                2000     1999
                                                                -----    -----
                                                                (IN MILLIONS)
     EARNINGS BEFORE INTEREST EXPENSE AND INCOME TAXES
Natural Gas Transmission....................................    $100     $113
Merchant Energy.............................................      50        7
International...............................................      33        3
Field Services..............................................      25       17
Corporate expenses, net.....................................      (4)      (5)
                                                                ----     ----
          Total EBIT........................................    $204     $135
                                                                ====     ====

NATURAL GAS TRANSMISSION

                                                                FIRST QUARTER
                                                                    ENDED
                                                                  MARCH 31,
                                                                --------------
                                                                2000     1999
                                                                -----    -----
                                                                (IN MILLIONS,
                                                                EXCEPT VOLUME
                                                                   AMOUNTS)
Operating revenues..........................................    $ 203    $ 208
Operating expenses..........................................     (109)    (105)
Other income................................................        6       10
                                                                -----    -----
  EBIT......................................................    $ 100    $ 113
                                                                =====    =====
Throughput volumes (BBtu/d).................................    5,543    5,569
                                                                =====    =====

     Operating revenues for the quarter ended March 31, 2000, were $5 million lower than 1999. The decrease was due to the impact of the sale of East Tennessee in March 2000 and the favorable resolution of a regulatory issue during the first quarter of 1999. These decreases were partially offset by an increase in interruptible transportation rates in 2000.

     Operating expenses for the quarter ended March 31, 2000, were $4 million higher than 1999. The increase was due to the favorable resolution of regulatory issues during 1999. This increase was partially offset by lower shared services allocations and lower fuel costs in 2000.

     Other income for the quarter ended March 31, 2000, was $4 million lower than 1999. The decrease was due to the favorable settlement of a regulatory issue in 1999.

MERCHANT ENERGY

                                                              FIRST QUARTER
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2000     1999
                                                              -----    -----
                                                              (IN MILLIONS)
Power margin................................................  $ 32     $ 13
Natural gas margin..........................................    36       22
Petroleum...................................................     1       --
Other revenue...............................................     4       --
                                                              ----     ----
          Total gross margin and other revenue..............    73       35
Operating expenses..........................................   (21)     (27)
Other income (loss).........................................    (2)      (1)
                                                              ----     ----
          EBIT..............................................  $ 50     $  7
                                                              ====     ====

     Total gross margin and other revenue for the quarter ended March 31, 2000, was $38 million higher than 1999. Power margin increased due to management fees earned on our Chaparral project which began operations in late 1999. Natural gas margin increased due to the origination of more long-term natural gas transactions in 2000. Petroleum margin increased as a result of re-entering the petroleum markets following the Sonat Inc. merger. Other revenue increased due to the acquisition of EnCap in March 1999.

     Operating expenses for the quarter ended March 31, 2000, were $6 million lower than 1999. The decrease was due to the reimbursement of general and administrative costs paid by our project partner during 2000 relating to our Chaparral project.

INTERNATIONAL

                                                              FIRST QUARTER
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2000    1999
                                                              ----    -----
                                                              (IN MILLIONS)
Operating revenues..........................................  $29     $ 17
Operating expenses..........................................  (31)     (32)
Other income................................................   35       18
                                                              ---     ----
          EBIT..............................................  $33     $  3
                                                              ===     ====

     Operating revenues for the quarter ended March 31, 2000, were $12 million higher than 1999. The increase was due to higher revenues from the Rio Negro project which was consolidated in August 1999, and higher revenues on the Manaus power project.

     Operating expenses for the quarter ended March 31, 2000, were $1 million lower than 1999. The decrease was due to lower administrative expenses on consolidated projects and lower project development costs. These decreases were partially offset by an increase in operating costs including payroll, outside services, and depreciation and amortization.

     Other income for the quarter ended March 31, 2000, was $17 million higher than 1999. The increase was due to the benefit realized on our East Asia Power joint venture in March 2000 and higher earnings from equity swap gains recognized on our CAPSA project. These increases were offset by a decrease in equity earnings on East Asia Power.

     In May 2000, we exercised our right to terminate our CAPSA Equity Swap Agreement prior to its maturity. We paid approximately $130 million for the counterparty's 18.5 percent interest in CAPSA's common stock secured under the swap agreement.

FIELD SERVICES

                                                                 FIRST QUARTER
                                                                     ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                              (IN MILLIONS, EXCEPT
                                                                VOLUME AMOUNTS)
Gathering and treating margin...............................   $   46      $   41
Processing margin...........................................       14           9
                                                               ------      ------
          Total gross margin................................       60          50
Operating expenses..........................................      (38)        (37)
Other income................................................        3           4
                                                               ------      ------
          EBIT..............................................   $   25      $   17
                                                               ======      ======
Throughput volumes (BBtu/d)
  Gathering and treating....................................    3,039       3,290
                                                               ======      ======
  Processing................................................      992         981
                                                               ======      ======
Throughput rates ($/MMBtu)
  Gathering and treating....................................   $ 0.17      $ 0.14
                                                               ======      ======
  Processing margins........................................   $ 0.16      $ 0.10
                                                               ======      ======

     Total gross margin for the quarter ended March 31, 2000, was $10 million higher than 1999. Gathering and treating margins increased due to higher average gathering rates in 2000, offset by a decrease in volumes. Processing margin increased due to higher liquids prices in 2000.

     Operating expenses for the quarter ended March 31, 2000, were $1 million higher than 1999. The increase was due to higher depreciation and amortization on the Chaco assets transferred from El Paso Natural Gas Company in May 1999. This increase was offset by lower operating expenses in 2000 including salaries, benefits, operating leases, and shared services allocations.

NON-AFFILIATED INTEREST AND DEBT EXPENSE

     Non-affiliated interest and debt expense for the quarter ended March 31, 2000, was $4 million higher than 1999 due to an increase in our short-term borrowing rates and average outstanding balances in 2000.

AFFILIATED INTEREST EXPENSE, NET

     Affiliated interest expense, net for the quarter ended March 31, 2000, was $5 million higher than 1999 due to higher average borrowing rates and higher average outstanding advances from El Paso in 2000.

INCOME TAX EXPENSE

     Income tax expense for the quarter ended March 31, 2000, was $46 million resulting in an effective tax rate of 30 percent. Our effective tax rate was lower than the statutory rate of 35 percent due to foreign income not subject to U.S. tax and exclusions for a portion of our earnings from certain unconsolidated equity investees for which we anticipate receiving a dividend received deduction.

     Income tax expense for the quarter ended March 31, 1999, was $30 million resulting in an effective tax rate of 32 percent. Our effective tax rate was lower than the statutory rate of 35 percent due to foreign income not subject to U.S. tax and exclusions for a portion of our earnings from certain unconsolidated equity investees for which we anticipate receiving a dividend received deduction.

                        LIQUIDITY AND CAPITAL RESOURCES

  CASH FROM OPERATING ACTIVITIES

     Net cash used in our operating activities was $9 million for the quarter ended March 31, 2000, compared to net cash provided of $96 million for the same period of 1999. The decrease was due to higher interest payments in 2000 and increases in cash used in price risk management activities in 2000.

  CASH FROM INVESTING ACTIVITIES

     Net cash provided by our investing activities was $295 million for the quarter ended March 31, 2000. Our investing activities during the quarter included proceeds from the sale of East Tennessee Natural Gas Company, the proceeds from the restructuring of our interest in East Asia Power, and advances from El Paso Energy. Investment activities also included additions to joint ventures and equity investments and expenditures for expansion and construction projects.

     We expect internally generated funds, commercial paper issuances, available capacity under existing credit facilities, and contributions from El Paso Energy to provide future funding for our capital expenditures, acquisitions, and other investing expenditures.

  CASH FROM FINANCING ACTIVITIES

     Net cash used in our financing activities was $294 million for the quarter ended March 31, 2000, which included the repayment of short-term borrowings, the issuance and repayment of notes related to East Asia Power, and the payment of dividends. Financing activities also included proceeds from capital contributions provided to us by El Paso Energy related to an increase in our Chaparral equity investment.

     We expect internally generated funds, commercial paper issuances, available capacity under existing credit facilities, and contributions from El Paso Energy to provide future funding for our long-term debt retirements, payments of dividends, and other financing expenditures.

                         COMMITMENTS AND CONTINGENCIES

     See Note 6, which is incorporated herein by reference.

                                     OTHER

     In March 2000, Field Services sold the El Paso Intrastate-Alabama pipeline system (EPIA) to El Paso Energy Partners, L.P. for $27 million. EPIA is a natural gas gathering system in the coal seam producing region of Alabama.

  NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     See Note 9, which is incorporated herein by reference.

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING STATEMENTS

     We have made statements in this document that constitute forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations. These statements may relate to information or assumptions about:

     - capital and other expenditures;

     - dividends;

     - financing plans;

     - capital structure;

     - cash flow;

     - pending legal proceedings and claims, including environmental matters;

     - future economic performance;

     - operating income;

     - cost savings;

     - management's plans; and

     - goals and objectives for future operations.

     Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

     - the ability to successfully integrate PG&E's Texas midstream operations;

     - the increasing competition within our industry;

     - the timing and extent of changes in commodity prices for natural gas and power;

     - the uncertainties associated with customer contract expirations on our pipeline systems;

     - the potential contingent liabilities and tax liabilities related to our acquisitions;

     - the political and economic risks associated with current and future operations in foreign countries; and

     - the conditions of equity and other capital markets.

     These risk factors are more fully described in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, information disclosed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 1999, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     There have been no material changes in market risks from those reported in our Annual Report on Form 10-K for the year ended December 31, 1999, except for the CAPSA swap discussed in the Item 2, Results of Operations.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Financial Information, Note 6, which is incorporated herein by reference.

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

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     Each exhibit identified below is filed as a part of this report.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          27             -- Financial Data Schedule.

     Undertaking

          The undersigned hereby undertakes, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of long-term debt of El Paso Tennessee Pipeline Co. and its consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of the total consolidated assets of El Paso Tennessee Pipeline Co. and its consolidated subsidiaries.

b. Reports on Form 8-K

     We filed a Current Report on Form 8-K, dated February 2, 2000, announcing that our subsidiary, El Paso Field Services Company, entered into an agreement to purchase the natural gas and natural gas liquids businesses of PG&E Gas Transmission, Texas Corporation, and PG&E Gas Transmission Teco, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EL PASO TENNESSEE PIPELINE CO.

Date: May 11, 2000                                 /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: May 11, 2000                                /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                                 (Chief Accounting Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          27             -- Financial Data Schedule.