Form 10-Q
period 2000-06-30
EL PASO TENNESSEE PIPELINE CO
filed 2000-08-10
CIK 823549

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     Common Stock, par value $0.01 per share. Shares outstanding on August 7, 2000: 1,971

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         EL PASO TENNESSEE PIPELINE CO.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER            SIX MONTHS
                                                               ENDED               ENDED
                                                              JUNE 30,            JUNE 30,
                                                          ----------------    ----------------
                                                           2000      1999      2000      1999
                                                          ------    ------    ------    ------
Operating revenues......................................  $3,969    $2,355    $6,826    $4,389
                                                          ------    ------    ------    ------
Operating expenses
  Cost of gas and other products........................   3,530     2,040     6,015     3,752
  Operation and maintenance.............................     129       129       262       273
  Depreciation, depletion, and amortization.............      55        55       113       110
  Taxes, other than income taxes........................      16        16        35        34
                                                          ------    ------    ------    ------
                                                           3,730     2,240     6,425     4,169
                                                          ------    ------    ------    ------
Operating income........................................     239       115       401       220
Other income
  Equity investment earnings............................      21        21        18        38
  Interest income.......................................       7         7        16        16
  Net gain on sale of assets............................       1        19        23        20
  Other, net............................................       3         3        17         6
                                                          ------    ------    ------    ------
                                                              32        50        74        80
                                                          ------    ------    ------    ------
Income before interest, income taxes, and other
  charges...............................................     271       165       475       300
                                                          ------    ------    ------    ------
Non-affiliated interest and debt expense................      33        36        72        71
Affiliated interest expense, net........................      24         6        35        12
Income tax expense......................................      74        34       120        64
                                                          ------    ------    ------    ------
                                                             131        76       227       147
                                                          ------    ------    ------    ------
Income before extraordinary gain and cumulative effect
  of accounting change..................................     140        89       248       153
Extraordinary gain, net of income taxes.................      --        --        77        --
Cumulative effect of accounting change, net of income
  taxes.................................................      --        --        --       (13)
                                                          ------    ------    ------    ------
Net income..............................................  $  140    $   89    $  325    $  140
                                                          ======    ======    ======    ======
Comprehensive income....................................  $  136    $   91    $  322    $  133
                                                          ======    ======    ======    ======

                            See accompanying notes.

                         EL PASO TENNESSEE PIPELINE CO.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                JUNE 30,       DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                          ASSETS
Current assets
  Cash and cash equivalents.................................     $    36          $   32
  Accounts and notes receivable, net........................       2,017             896
  Materials and supplies....................................          25              23
  Assets from price risk management activities..............       1,806             231
  Other.....................................................         308             322
                                                                 -------          ------
          Total current assets..............................       4,192           1,504
Property, plant, and equipment, net.........................       5,870           6,004
Investment in unconsolidated affiliates.....................       1,833           1,509
Other.......................................................       1,050             737
                                                                 -------          ------
          Total assets......................................     $12,945          $9,754
                                                                 =======          ======

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts and notes payable................................     $ 4,259          $2,535
  Short-term borrowings (including current maturities of
     long-term debt)........................................         167             657
  Liabilities from price risk management activities.........       1,060             234
  Other.....................................................         768             266
                                                                 -------          ------
          Total current liabilities.........................       6,254           3,692
Long-term debt, less current maturities.....................       1,434           1,459
Deferred income taxes.......................................       1,461           1,409
Other.......................................................         845             676
Commitments and contingencies
Minority interest...........................................          51              88

Stockholders' equity
  Preferred stock, 20,000,000 shares authorized;
     Series A, no par; 6,000,000 shares issued; stated at
      liquidation value.....................................         300             300
  Common stock, par value $0.01 per share; authorized
     100,000 shares; issued 1,971 shares....................          --              --
  Additional paid-in capital................................       1,867           1,707
  Retained earnings.........................................         764             451
  Accumulated other comprehensive income....................         (31)            (28)
                                                                 -------          ------
          Total stockholders' equity........................       2,900           2,430
                                                                 -------          ------
          Total liabilities and stockholders' equity........     $12,945          $9,754
                                                                 =======          ======

                            See accompanying notes.

                         EL PASO TENNESSEE PIPELINE CO.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                 SIX MONTHS
                                                                   ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                              2000       1999
                                                              -----      -----
Cash flows from operating activities
  Net income................................................  $ 325      $ 140
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............    113        110
     Deferred income tax expense............................     45         70
     Net gain on sale of assets.............................    (23)       (20)
     Distributed (undistributed) earnings in equity
      investees.............................................      3        (26)
     Extraordinary gain on sale.............................   (128)        --
     Cumulative effect of accounting change.................     --         13
  Working capital changes, net of non-cash transactions.....   (606)      (194)
  Other.....................................................     15        (34)
                                                              -----      -----
          Net cash provided by (used in) operating
           activities.......................................   (256)        59
                                                              -----      -----
Cash flows from investing activities
  Purchases of property, plant, and equipment...............   (219)      (140)
  Net proceeds from sale of assets..........................    418         28
  Additions to investments..................................   (501)      (594)
  Proceeds from sale of investments.........................     89         --
  Change in cash deposited in escrow related to equity
     investee...............................................     24        (89)
  Cash paid for acquisitions, net of cash received..........     --        (36)
  Net change in other affiliated advances receivable........     --         11
                                                              -----      -----
          Net cash used in investing activities.............   (189)      (820)
                                                              -----      -----
Cash flows from financing activities
  Net repayments of commercial paper........................   (514)       (79)
  Increase (decrease) in notes payable related to equity
     investee...............................................    (15)        89
  Dividends paid............................................    (12)       (12)
  Capital contributions.....................................    160         --
  Net change in other affiliated advances payable...........    831        765
  Other.....................................................     (1)        (3)
                                                              -----      -----
          Net cash provided by financing activities.........    449        760
                                                              -----      -----
Increase (decrease) in cash and cash equivalents............      4         (1)
Cash and cash equivalents
          Beginning of period...............................     32         28
                                                              -----      -----
          End of period.....................................  $  36      $  27
                                                              =====      =====


                            See accompanying notes.

                         EL PASO TENNESSEE PIPELINE CO.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 1999 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The condensed consolidated financial statements at June 30, 2000, and for the quarters and six months ended June 30, 2000 and 1999, are unaudited. The condensed consolidated balance sheet at December 31, 1999, is derived from the audited financial statements. These financial statements do not include all disclosures required by accounting principles generally accepted in the United States, but have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In our opinion, all material adjustments, all of which are of a normal, recurring nature, have been made to fairly present our results of operations. Information for any interim period may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information includes reclassifications which were made to conform to the current presentation. These reclassifications have no effect on our reported net income or stockholders' equity.

  Change in Company Structure

     On December 31, 1999, our parent company, El Paso Energy Corporation, completed a tax-free internal reorganization in which the power operations of El Paso Energy, along with the merchant operations acquired in the October 1999 merger with Sonat Inc., were transferred to us and became our subsidiaries. The reorganization was treated as a transfer of ownership between entities under common control and was accounted for in a manner similar to a pooling of interests. Accordingly, the information for the quarter and six months ended June 30, 1999, has been presented as though the transactions occurred on January 1, 1999.

  Cumulative Effect of Accounting Change

     In the first quarter of 1999, we adopted the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. This statement defined start-up activities and required companies to expense start-up and organization costs as incurred. It also required that, upon adoption, companies expense any such costs that existed on their balance sheet. We adopted the pronouncement effective January 1, 1999, and reported a charge of $13 million, net of income taxes, as a cumulative effect of an accounting change.

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

  Other

     During 2000, we made smaller acquisitions and acquired interests in new assets, including power generation facilities, natural gas transportation systems, and energy management businesses for cash and notes.

3. EXTRAORDINARY GAIN

     During the first quarter of 2000, we sold East Tennessee Natural Gas Company to comply with a Federal Trade Commission order related to El Paso Energy's merger with Sonat. Net proceeds from the sale were $386 million and we recognized an extraordinary gain of $77 million, net of income taxes of $51 million.

4. PROPERTY, PLANT, AND EQUIPMENT

     Our property, plant, and equipment consisted of the following at June 30, 2000 and December 31, 1999:

                                                               2000      1999
                                                              ------    ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost
  Natural Gas Transmission..................................  $2,490    $2,608
  Merchant Energy...........................................     243       200
  International.............................................     314       316
  Field Services............................................   1,241     1,219
  Corporate and Other.......................................      81        79
                                                              ------    ------
                                                               4,369     4,422
Less accumulated depreciation and amortization..............     796       789
                                                              ------    ------
                                                               3,573     3,633
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................   2,297     2,371
                                                              ------    ------
Total property, plant, and equipment, net...................  $5,870    $6,004
                                                              ======    ======

5. DEBT AND OTHER CREDIT FACILITIES

     In August 2000, El Paso Energy replaced its $1,250 million and $750 million revolving credit facilities with a $2 billion 364-day renewable revolving credit and competitive advance facility and a $1 billion 3-year revolving credit and competitive advance facility. TGP is a designated borrower under these new facilities. TGP's interest rate for these facilities varies and would have been LIBOR plus 41 basis points on June 30, 2000. The available credit under these facilities is expected to be used for El Paso Energy's general corporate purposes including, but not limited to, supporting TGP's commercial paper programs.

     At June 30, 2000, our weighted average interest rate on short-term borrowings was 7.2%, and at December 31, 1999, it was 6.6%. We had the following short-term borrowings, including current maturities of long-term debt, at June 30, 2000 and December 31, 1999:

                                                              2000     1999
                                                              -----    -----
                                                              (IN MILLIONS)
Commercial paper............................................  $135     $649
Current maturities of other long-term debt..................    32        8
                                                              ----     ----
                                                              $167     $657
                                                              ====     ====

6. COMMITMENTS AND CONTINGENCIES

  Rates and Regulatory Matters

     Each of our pipeline systems have contracts covering a portion of their firm transportation capacity with various terms of maturity, and each operates in different markets and regions with different competitive and regulatory pressures which can impact their ability to renegotiate and renew existing contracts, or enter into new long-term firm transportation commitments. By November 2000, contracts representing 20 percent of Tennessee Gas Pipeline Company's (TGP) firm transportation capacity will expire. TGP is aggressively pursuing the renegotiation and renewal of expiring contracts, and the sale of excess capacity under firm transportation arrangements. However, we are uncertain if future contracts will be on terms as favorable to us as those that currently exist. Also, customers and other groups may dispute new and renewed contracts. As a result, we cannot be sure that regulators or other jurisdictional bodies will not intercede in our re-contracting process and alter the ultimate outcome of our efforts.

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

  Legal Proceedings

     In February 1998, the United States and the State of Texas filed in a U.S. District Court a Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) cost recovery action against fourteen companies, including certain of our current and former affiliated companies and us, relating to the Sikes Disposal Pits Superfund Site located in Harris County, Texas. The suit claims that the United States and the State of Texas have spent over $125 million in remediating Sikes, and seeks to recover that amount plus interest from the defendants to the suit. Although an investigation relating to Sikes is in the preliminary stages, we believe that the amount of material, if any, disposed at Sikes by our former affiliates was small, possibly de minimis. However, the plaintiffs have alleged that the defendants are each jointly and severally liable for the entire remediation costs and have also sought a declaration of liability for future response costs such as groundwater monitoring.

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

     In November 1988, the Kentucky environmental agency filed a complaint in a Kentucky state court alleging that TGP discharged pollutants into the waters of the state and disposed of PCBs without a permit. The agency sought an injunction against future discharges, an order to remediate or remove PCBs, and a civil penalty. TGP entered into agreed orders with the agency to resolve many of the issues raised in the original allegations, has received water discharge permits from the agency for its Kentucky compressor stations, and continues to work to resolve the remaining issues. The relevant Kentucky compressor stations are scheduled to be characterized and remediated under the consent order with the EPA.

     A number of our subsidiaries are named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. We have also been named defendants in a similar class action suit, Quinque Operating Company v. Gas Pipelines. This complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint. We believe both complaints are without merit.

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

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 2000, we had reserved $124 million for expected environmental costs.

     In addition, we expect to make capital expenditures of approximately $3 million in 2000 and a total of $81 million for the years 2001 through 2007 for environmental matters primarily relating to compliance with air regulations and control of water discharges. Some of our subsidiaries have been designated, have received notice that they could be designated, or have been asked for information to determine whether they could be designated as a potentially responsible party with respect to 8 active sites under CERCLA.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations, and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe the recorded reserves are adequate.

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

                                        AS OF AND FOR THE QUARTER ENDED JUNE 30, 2000
                           -----------------------------------------------------------------------
                           NATURAL GAS    MERCHANT                    FIELD
                           TRANSMISSION    ENERGY    INTERNATIONAL   SERVICES   OTHER(A)    TOTAL
                           ------------   --------   -------------   --------   --------   -------
                                                        (IN MILLIONS)
Revenues from external
  customers..............     $  160       $3,647       $   26        $  134     $   2     $ 3,969
Intersegment revenue.....         18            2           --            16       (36)         --
Operating income
  (loss).................         80          141           (5)           24        (1)        239
EBIT.....................         85          152           12            25        (3)        271
Segment assets...........      4,864        5,161        1,521         1,116       283      12,945

                                        AS OF AND FOR THE QUARTER ENDED JUNE 30, 1999
                           -----------------------------------------------------------------------
                           NATURAL GAS    MERCHANT                    FIELD
                           TRANSMISSION    ENERGY    INTERNATIONAL   SERVICES   OTHER(A)    TOTAL
                           ------------   --------   -------------   --------   --------   -------
                                                        (IN MILLIONS)
Revenues from external
  customers..............     $  182       $2,076       $   12        $   84     $   1     $ 2,355
Intersegment revenue.....          7            4           --            20       (31)         --
Operating income
  (loss).................        109            1           (4)           14        (5)        115
EBIT.....................        113            6           16            35        (5)        165
Segment assets...........      4,919        2,088        1,195         1,047       225       9,474

---------------

(a) Includes corporate, eliminations, and other non-operating segment activities.

                                      AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2000
                           -----------------------------------------------------------------------
                           NATURAL GAS    MERCHANT                    FIELD
                           TRANSMISSION    ENERGY    INTERNATIONAL   SERVICES   OTHER(A)    TOTAL
                           ------------   --------   -------------   --------   --------   -------
                                                        (IN MILLIONS)
Revenues from external
  customers..............     $  346       $6,176       $   55        $  246     $    3    $ 6,826
Intersegment revenue.....         35            9           --            31        (75)        --
Operating income
  (loss).................        174          193           (7)           46         (5)       401
EBIT.....................        185          202           45            50         (7)       475
Segment assets...........      4,864        5,161        1,521         1,116        283     12,945

                                       AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 1999
                            ----------------------------------------------------------------------
                            NATURAL GAS    MERCHANT                    FIELD
                            TRANSMISSION    ENERGY    INTERNATIONAL   SERVICES   OTHER(A)   TOTAL
                            ------------   --------   -------------   --------   --------   ------
                                                        (IN MILLIONS)
Revenues from external
  customers...............     $  383       $3,825       $   29        $  151      $  1     $4,389
Intersegment revenue......         14            8           --            38       (60)        --
Operating income (loss)...        213            9          (19)           26        (9)       220
EBIT......................        225           13           19            52        (9)       300
Segment assets............      4,919        2,088        1,195         1,047       225      9,474

---------------

(a) Includes corporate, eliminations, and other non-operating segment activities.

8. INVESTMENT IN AFFILIATED COMPANIES

     We hold investments in various affiliates which we account for using the equity method of accounting. Summarized financial information for our proportionate share of these investments is as follows:

                                                                           SIX MONTHS
                                                        QUARTER ENDED        ENDED
                                                           JUNE 30,         JUNE 30,
                                                        --------------    ------------
                                                        2000     1999     2000    1999
                                                        -----    -----    ----    ----
                                                                (IN MILLIONS)
Operating results data
  Revenues and other income...........................  $199     $163     $345    $260
  Costs and expenses..................................   154      120      305     199
  Income from continuing operations...................    45       43       40      61
  Net income..........................................    21       21       18      38

  East Asia Power

     At December 31, 1999, we held a 92 percent ownership interest in East Asia Power Resources Corporation. In March 2000, we converted our investment into a 50/50 joint venture with a third party. In the transaction, we received $85 million, net of transaction costs, and recognized a $20 million benefit. At the time of the conversion, our investment in East Asia Power was $131 million. East Asia Power owns and operates seven power generation facilities in the Philippines and one plant in China, with a total generating capacity of 412 megawatts. Electric power generated by the facilities is supplied to a diversified base of customers, including National Power Corporation, the Philippine state-owned utility, private distribution companies and industrial users.

  Chaparral Investors

     In the first quarter of 2000, El Paso Energy provided $160 million to us to increase our investment in Chaparral. We recorded the contribution from El Paso Energy as an increase in paid-in capital on our balance sheet.

     During the first quarter of 2000, Chaparral completed its acquisitions of several domestic non-utility generation assets including equity interests in eleven natural gas-fired combined generation facilities in California, two natural gas-fired electric generation plants located in Dartmouth, Massachusetts and Pawtucket, Rhode Island, and all the outstanding shares of Bonneville Pacific Corporation, which owns a 50 percent interest in a power generation facility. Chaparral also acquired several operating companies which provide the services required to operate and maintain these newly acquired facilities and a natural gas service company which provides fuel procurement services to eight of Chaparral's natural gas-fired combined generation facilities in California. Chaparral acquired these assets in exchange for notes payable to El Paso Energy in the amount of $385 million. In March 2000, Chaparral's third-party investor increased its overall investment in Chaparral by $1,027 million. The proceeds were used by Chaparral to repay to El Paso Energy $647 million of notes, make a $278 million contribution to an overfund trust as provided in the Chaparral agreement, invest in a note with El Paso Energy, and fund transaction costs. Also, in March 2000, El Paso Energy issued mandatorily convertible preferred stock to a share trust it controls. Upon the occurrence of certain negative events, the trustee of the trust may be required to remarket El Paso Energy's preferred stock on terms that are designed to generate $1 billion to distribute to the third party investor.

     Under our management agreement with Chaparral, we earn a performance-based management fee. We are also reimbursed for expenses we incur on behalf of Chaparral. For 2000, our management fee related to Chaparral has been fixed at $100 million. This fee includes an $80 million performance-based component and a $20 million reimbursement for costs we will incur on behalf of Chaparral. We will recognize this fee ratably throughout the year as we provide management services.

9. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, to establish accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. This pronouncement requires us to classify derivatives as either assets or liabilities on the balance sheet, with a corresponding offset to income or other comprehensive income, and measure those instruments at fair value. If certain conditions are met, we may specifically designate a derivative as a hedge of:

     - the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment;

     - the exposure to variable cash flows of a forecasted transaction; or

     - the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

     The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

     SFAS No. 137, Deferral of the Effective Date of SFAS 133, amended the standard in June 1999 to defer the effective date. Consequently, SFAS No. 133 will be effective for us January 1, 2001.

     In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS No. 133. The amendment:

     - expands the normal purchases and sales exception;

     - redefines specific risks that can be designated as hedges;

     - allows recognition of foreign-currency-denominated assets and liabilities as hedged items; and

     - permits intercompany derivatives to be designated as hedging instruments for foreign currency risk if the hedge is offset by an unrelated third party on a net basis (netting risks is permitted only for foreign currency transactions).

We are currently evaluating the effects these pronouncements will have on our financial position, results of operations, or cash flows.

  Staff Accounting Bulletin No. 101

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, to provide guidance for revenue recognition issues and disclosure requirements. SAB No. 101 offers guidelines, examples, and explanations for uncertain matters relating to the recognition of revenue and will be effective for us in the fourth quarter of 2000. We do not believe the adoption of SAB No. 101 will have a material impact on our financial position, results of operations, or cash flows.

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

                              RECENT DEVELOPMENTS

TAX FREE REORGANIZATION

     On December 31, 1999, El Paso Energy completed a tax-free internal reorganization in which the power operations of El Paso Energy, along with the merchant operations acquired in the October 1999 merger with Sonat, were transferred to us, and became our subsidiaries. The reorganization was treated as a transfer of ownership between entities under common control and was accounted for in a manner similar to a pooling of interests. Accordingly, the information for the quarter and six months ended June 30, 1999, has been presented as though the transactions occurred on January 1, 1999.

  PURCHASE OF TEXAS MIDSTREAM OPERATIONS

     In January 2000, El Paso Energy entered into an agreement to purchase the natural gas and natural gas liquids businesses of PG&E Gas Transmission, Texas Corporation, and PG&E Gas Transmission Teco, Inc. The value of the transaction is approximately $840 million, including assumed debt of $561 million. The acquisition is expected to close during the third quarter of 2000, and is subject to the receipt of certain required governmental approvals and third party consents. El Paso Energy will account for the transaction as a purchase and will include the acquired operations in our Field Services segment upon completion of the transaction. Some of these acquired operations are candidates for acquisition by El Paso Energy Partners, a master-limited partnership of which El Paso Energy is the general partner.

     El Paso Energy will acquire assets consisting of 8,500 miles of intrastate natural gas transmission pipelines that transport approximately 2.8 Bcf/d in the South Texas area, nine natural gas processing plants that currently process 1.5 Bcf/d, and a 7.2 Bcf natural gas storage field. The transaction also includes significant natural gas liquids pipelines and fractionation facilities.

                             RESULTS OF OPERATIONS

     For the quarter ended June 30, 2000, our net income was $140 million versus $89 million for 1999. Substantial growth in the earnings of our Merchant Energy segment and continued strong performance in our other non-regulated segments were the primary reason for the increase. Partially offsetting this increase were higher interest and debt expense and income taxes in the second quarter of 2000. EBIT was $271 million for the second quarter of 2000, versus $165 million for 1999, with our non-regulated business units comprising approximately 70 percent of the 2000 quarter total.

     For the six months ended June 30, 2000, our net income was $325 million versus $140 million for 1999. Stronger performance in 2000 in all of our non-regulated business units and a gain on the sale of our East Tennessee Pipeline system in compliance with the FTC order related to El Paso Energy's 1999 merger with Sonat contributed to the increase. These increases were offset by higher interest and debt expense and income taxes during 2000. EBIT was $475 million for the six months ended June 30, 2000 versus $300 million for 1999, with our non-regulated business units comprising approximately 63 percent of our 2000 total.

---------------

(1) As generally used in the energy industry and in this document, the following terms have the following meanings:

BBtu/d   =  billion British thermal units per day
Bcf/d   =  billion cubic feet per day
MMBtu  =  million British thermal units

     During the third quarter of 2000, we anticipate El Paso Energy will complete its acquisition of PG&E's Texas mid-stream operations. These operations are expected to have a positive impact on our overall results for the remainder of 2000. However, any delays in closing this acquisition will reduce its potentially positive impact. A more detailed analysis of our segment results and non-operating expenses is discussed below.

                                SEGMENT RESULTS

     At the beginning of 2000, we transferred EnCap from the Field Services segment to the Merchant Energy segment. All periods presented have been restated for this change.

                                                          QUARTER ENDED               SIX MONTHS ENDED
                                                            JUNE 30,                      JUNE 30,
                                                       -------------------           -------------------
                                                       2000           1999           2000           1999
                                                       ----           ----           ----           ----
                                                                         (IN MILLIONS)
  EARNINGS BEFORE INTEREST EXPENSE AND INCOME
                      TAXES
Natural Gas Transmission........................       $ 85           $113           $185           $225
Merchant Energy.................................        152              6            202             13
International...................................         12             16             45             19
Field Services..................................         25             35             50             52
                                                       ----           ----           ----           ----
  Segment total.................................        274            170            482            309
Corporate expenses, net.........................         (3)            (5)            (7)            (9)
                                                       ----           ----           ----           ----
  Consolidated EBIT.............................       $271           $165           $475           $300
                                                       ====           ====           ====           ====

NATURAL GAS TRANSMISSION

                                                   QUARTER ENDED      SIX MONTHS ENDED
                                                      JUNE 30,            JUNE 30,
                                                  ----------------    ----------------
                                                   2000      1999      2000      1999
                                                  ------    ------    ------    ------
                                                  (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues..............................  $  178    $  189    $  381    $  397
Operating expenses..............................     (98)      (80)     (207)     (184)
Other income....................................       5         4        11        12
                                                  ------    ------    ------    ------
  EBIT..........................................  $   85    $  113    $  185    $  225
                                                  ======    ======    ======    ======
Throughput volumes (BBtu/d).....................   4,231     4,799     4,893     5,180
                                                  ======    ======    ======    ======

  Second Quarter 2000 Compared to Second Quarter 1999

     Operating revenues for the quarter ended June 30, 2000, were $11 million lower than 1999. The decrease was due to the impact of the sale of our East Tennessee Pipeline system in March 2000 as well as the favorable resolution of a regulatory issue in 1999. The decrease was partially offset by higher revenues from transportation and other services.

     Operating expenses for the quarter ended June 30, 2000, were $18 million higher than 1999. The increase was due to the favorable resolution of our customer imbalance mechanism in 1999 partially offset by lower shared services allocations following El Paso Energy's merger with Sonat as well as lower depreciation expense due to the sale of our East Tennessee Pipeline system in March 2000.

  Six Months Ended 2000 Compared to Six Months Ended 1999

     Operating revenues for the six months ended June 30, 2000, were $16 million lower than 1999. The decrease was due to the impact of the sale of our East Tennessee Pipeline system in March 2000 as well as the favorable resolution of regulatory issues in 1999. The decrease was partially offset by higher revenues from transportation and other services.

     Operating expenses for the six months ended June 30, 2000, were $23 million higher than 1999. The increase was due to the favorable resolution of our customer imbalance mechanism in 1999 and was partially offset by lower shared services allocations following El Paso Energy's merger with Sonat as well as lower depreciation expense due to the sale of our East Tennessee Pipeline system in March 2000.

MERCHANT ENERGY

                                                   QUARTER ENDED      SIX MONTHS ENDED
                                                      JUNE 30,            JUNE 30,
                                                   --------------     ----------------
                                                   2000      1999     2000       1999
                                                   ----      ----     -----      -----
                                                              (IN MILLIONS)
Power margin.....................................  $ 58      $  2     $ 90       $ 16
Natural gas margin...............................   102        23      138         45
Petroleum margin and other revenue...............     4         4        9          3
                                                   ----      ----     ----       ----
          Total gross margin and other revenue...   164        29      237         64
Operating expenses...............................   (23)      (28)     (44)       (55)
Other income.....................................    11         5        9          4
                                                   ----      ----     ----       ----
          EBIT...................................  $152      $  6     $202       $ 13
                                                   ====      ====     ====       ====

  Second Quarter 2000 Compared to Second Quarter 1999

     Total gross margin and other revenue for the quarter ended June 30, 2000, was $135 million higher than 1999. During the second quarter of 2000, record natural gas prices, higher power prices, and extreme price volatility of power and natural gas all contributed to higher power and natural gas margins. Our power margins were also higher as a result of asset management fees earned from our Chaparral project, which began operations during the latter part of 1999. Offsetting these increases were lower margins from long-term natural gas transactions closed during the second quarter of 2000.

     Our margins during the second quarter of 2000 were significantly impacted by price volatility in the energy markets. Such periods of higher price volatility provide market opportunities that can enhance trading portfolio values and improve operating results. For the remainder of 2000, we anticipate that commodity prices will continue to be volatile, although not necessarily at the same levels as we experienced in the second quarter. Our margins are also impacted by asset management fees and cost reimbursements from our Chaparral project. These fees should continue through the remainder of 2000. Chaparral project asset management fees for 2001 will be established later this year.

     Operating expenses for the quarter ended June 30, 2000, were $5 million lower than 1999. The decrease was due to reimbursement in 2000 of general and administrative costs relating to our Chaparral project.

     Other income for the quarter ended June 30, 2000, was $6 million higher than 1999 due to an increase in equity earnings from power projects.

  Six Months Ended 2000 Compared to Six Months Ended 1999

     Total gross margin and other revenue for the six months ended June 30, 2000, was $173 million higher than 1999. Our power margin increased due to volatility in power prices as well as management fees from our Chaparral project which began operations during the latter part of 1999. Our natural gas margin increased due to extreme volatility in prices, partially offset by lower margins from long-term natural gas transactions in 2000. Our petroleum margin increased as a result of resuming our petroleum trading activity following the Sonat merger. Our other revenue increased due to the acquisition of EnCap in March 1999.

     Operating expenses for the six months ended June 30, 2000, were $11 million lower than 1999. The decrease was due to the reimbursement in 2000 of general and administrative costs relating to our Chaparral project.

     Other income for the six months ended June 30, 2000, was $5 million higher than 1999 due to an increase in equity earnings from power projects.

INTERNATIONAL

                                                   QUARTER ENDED      SIX MONTHS ENDED
                                                      JUNE 30,            JUNE 30,
                                                   --------------     ----------------
                                                   2000      1999     2000       1999
                                                   ----      ----     -----      -----
                                                              (IN MILLIONS)
Operating revenues...............................  $ 26      $ 12     $ 55       $ 29
Operating expenses...............................   (31)      (16)     (62)       (48)
Other income.....................................    17        20       52         38
                                                   ----      ----     ----       ----
          EBIT...................................  $ 12      $ 16     $ 45       $ 19
                                                   ====      ====     ====       ====

  Second Quarter 2000 Compared to Second Quarter 1999

     Operating revenues for the quarter ended June 30, 2000, were $14 million higher than 1999. The increase was due to higher revenues from the Rio Negro project consolidated in August 1999 coupled with higher revenues on the Manaus power project. Both projects contributed positively to EBIT during the period.

     Operating expenses for the quarter ended June 30, 2000, were $15 million higher than 1999. The increase was primarily due to higher project development and general and administrative costs and, to a lesser extent, costs from consolidating the Rio Negro and Manaus projects during 1999.

     Other income for the quarter ended June 30, 2000, was $3 million lower than 1999. The decrease was due to lower earnings relating to our investment in East Asia Power partially offset by a partial settlement received from our Indonesian project in 2000.

  Six Months Ended 2000 Compared to Six Months Ended 1999

     Operating revenues for the six months ended June 30, 2000, were $26 million higher than 1999. The increase was due to higher revenues from the Rio Negro project consolidated in August 1999 coupled with higher revenues on the Manaus power project. Both projects contributed positively to EBIT during the period.

     Operating expenses for the six months ended June 30, 2000, were $14 million higher than 1999. The increase was primarily due to higher project development and general and administrative costs and, to a lesser extent, costs from consolidating the Rio Negro and Manaus projects during 1999.

     Other income for the six months ended June 30, 2000, was $14 million higher than 1999. The increase was due to the benefit realized on our East Asia Power joint venture in March 2000, a partial settlement received from our Indonesian project in May 2000, and equity swap gains recognized on our CAPSA project. These increases were partially offset by lower equity earnings relating to our investment in East Asia Power.

FIELD SERVICES

                                               QUARTER ENDED         SIX MONTHS ENDED
                                                  JUNE 30,               JUNE 30,
                                             ------------------     ------------------
                                              2000        1999       2000        1999
                                             ------      ------     ------      ------
                                               (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Gathering and treating margin..............  $   43      $   39     $   89      $   79
Processing margin..........................      18          12         32          21
                                             ------      ------     ------      ------
          Total gross margin...............      61          51        121         100
Operating expenses.........................     (38)        (37)       (75)        (74)
Other income...............................       2          21          4          26
                                             ------      ------     ------      ------
          EBIT.............................  $   25      $   35     $   50      $   52
                                             ======      ======     ======      ======
Throughput volumes (BBtu/d)
  Gathering and treating...................   2,946       3,327      2,994       3,176
                                             ======      ======     ======      ======
  Processing...............................   1,118       1,131      1,055       1,032
                                             ======      ======     ======      ======
Throughput rates ($/MMBtu)
  Gathering and treating...................  $ 0.16      $ 0.13     $ 0.16      $ 0.14
                                             ======      ======     ======      ======
  Processing margins.......................  $ 0.18      $ 0.11     $ 0.17      $ 0.12
                                             ======      ======     ======      ======

  Second Quarter 2000 Compared to Second Quarter 1999

     Total gross margin for the quarter ended June 30, 2000, was $10 million higher than 1999. Our gathering and treating margin increased due to an increase in average gathering rates, which are substantially indexed to natural gas prices, and higher condensate prices, offset by lower gathering and treating volumes. Our processing margin increased due to higher liquids prices in 2000 and the acquisition, in April 2000, of an interest in the Indian Basin processing assets.

     Operating expenses for the quarter ended June 30, 2000, were $1 million higher than 1999. The increase was due to higher depreciation and amortization from assets transferred from El Paso Natural Gas pursuant to a Federal Energy Regulatory Commission order. This increase was partially offset by lower operating expenses, including salaries and benefits.

     Other income for the quarter ended June 30, 2000, was $19 million lower than 1999. The decrease was due primarily to net gains from the sale of our interest in Viosca Knoll in the second quarter of 1999 to El Paso Energy Partners.

  Six Months Ended 2000 Compared to Six Months Ended 1999

     Total gross margin for the six months ended June 30, 2000, was $21 million higher than 1999. Our gathering and treating margin increased due to an increase in average gathering rates, which are substantially indexed to natural gas prices, and higher condensate prices, offset by lower gathering and treating volumes. Processing margin increased due to higher liquids prices in 2000 and the acquisition of an interest in the Indian Basin processing assets.

     Operating expenses for the six months ended June 30, 2000, were $1 million higher than 1999. The increase was due to higher depreciation and amortization from assets transferred from El Paso Natural Gas pursuant to a Federal Energy Regulatory Commission order. This increase was partially offset by lower operating expenses, including salaries and benefits.

     Other income for the six months ended June 30, 2000, was $22 million lower than 1999. The decrease was due primarily to net gains from the sale of our interest in Viosca Knoll during the second quarter of 1999 to El Paso Energy Partners and a decrease in equity earnings due to the sale of Viosca Knoll. The decrease was partially offset by a gain from the sale of a gathering facility in 2000.

NON-AFFILIATED INTEREST AND DEBT EXPENSE

     Non-affiliated interest and debt expense for the quarter ended June 30, 2000, was $3 million lower than 1999 due to lower average commercial paper borrowings during the second quarter of 2000.

     Non-affiliated interest and debt expense for the six months ended June 30, 2000, was $1 million higher than 1999 due to higher international project finance costs partially offset by lower capitalized interest.

AFFILIATED INTEREST EXPENSE, NET

     Affiliated interest expense, net for the quarter and six months ended June 30, 2000, was $18 million and $23 million higher than 1999 due to an increase in advances from El Paso Energy for ongoing capital projects, investment programs, and operating requirements. The increase was also due to higher average interest rates with El Paso Energy in 2000.

INCOME TAX EXPENSE

     Income tax expense for the quarter and six months ended June 30, 2000, was $74 million and $120 million resulting in an effective tax rate of 35% and 33%. The effective tax rates were lower than the statutory rate of 35% due to foreign income not subject to U.S. tax. This decrease was offset by foreign income subject to foreign tax rates different than U.S. tax rates.

     Income tax expense for the quarter and six months ended June 30, 1999, was $34 million and $64 million resulting in an effective tax rate of 28% and 29%. The effective tax rates were lower than the statutory rate of 35% due to foreign income not subject to U.S. tax and exclusions for a portion of earnings from unconsolidated equity investees for which a dividend received deduction is anticipated.

                        LIQUIDITY AND CAPITAL RESOURCES

  CASH FROM OPERATING ACTIVITIES

     Net cash used in our operating activities was $256 million for the six months ended June 30, 2000, compared to net cash provided of $59 million for 1999. The decrease was due to higher interest payments in 2000 and increases in cash used for price risk management activities.

  CASH FROM INVESTING ACTIVITIES

     Net cash used in our investing activities was $189 million for the six months ended June 30, 2000. Our investing activities included additions to joint ventures and equity investments, including an increase in our Chaparral equity investment and the purchase of an additional 18.5% interest in CAPSA. Other additions consisted of an interest in the Indian Basin gas processing plant assets and expenditures for expansion and construction projects. Investment activities also included proceeds from the sales of our East Tennessee Pipeline system and El Paso Intrastate-Alabama pipeline system and proceeds from the conversion of our interest in East Asia Power.

     We expect internally generated funds, commercial paper issuances, available capacity under existing credit facilities, and contributions from El Paso Energy to provide future funding for our capital expenditures, acquisitions, and other investing expenditures.

  CASH FROM FINANCING ACTIVITIES

     Net cash provided by our financing activities was $449 million for the six months ended June 30, 2000, which included proceeds from capital contributions provided to us by El Paso Energy related to an increase in our Chaparral equity investment and advances from El Paso Energy. Financing activities also included the repayment of short-term borrowings, the issuance and repayment of notes related to East Asia Power, and the payment of dividends.

     In August 2000, El Paso Energy replaced its $1,250 million and $750 million revolving credit facilities with a $2 billion 364-day renewable revolving credit and competitive advance facility and a $1 billion 3-year revolving credit and competitive advance facility. TGP is a designated borrower under these new facilities. TGP's interest rate for these facilities varies and would have been LIBOR plus 41 basis points on June 30, 2000. The available credit under these facilities is expected to be used for El Paso Energy's general corporate purposes including, but not limited to, supporting TGP's commercial paper programs.

     We expect internally generated funds, commercial paper issuances, available capacity under existing credit facilities, and contributions from El Paso Energy to provide future funding for our long-term debt retirements, payments of dividends, and other financing expenditures.

                         COMMITMENTS AND CONTINGENCIES

     See Note 6, which is incorporated herein by reference.

                                     OTHER

     In May 2000, El Paso Energy formed Clydesdale Associates, L.P., a limited partnership, and several other separate legal entities, for the purpose of generating funds for El Paso Energy to invest in capital projects and other assets. Certain assets of El Paso Energy, including proceeds we receive from renting our office building in Houston, Texas, collateralize the funds generated by the structure.

     As part of our ongoing strategy, we may consider assets we acquire or intend to acquire, as well as assets we own, as candidates for acquisition by El Paso Energy Partners. Any of these transactions would be subject to the approval of El Paso Energy Partners' unitholders or board of directors, and, as necessary, appropriate regulatory bodies, as well as subject to a fairness opinion of a third party on the price to be paid by the partnership.

     Since the beginning of 2000, we sold our El Paso Intrastate-Alabama pipeline system and announced our intent to sell the natural gas storage businesses of Crystal Gas Storage, Inc. to El Paso Energy Partners. The total sales price of these transactions is $197 million.

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

     Assuming a confidence level of 95 percent and a one-day holding period, our estimated potential one-day unfavorable impact on EBIT, as measured by Value at Risk (VAR) calculations, related to contracts held for trading purposes was approximately $3 million at December 31, 1999, and approximately $15 million at June 30, 2000. During the quarter ended June 30, 2000, our highest VAR was approximately $15 million, our lowest VAR was approximately $3 million, and our average VAR was approximately $8 million. During the six months ended June 30, 2000, our highest VAR was approximately $15 million, our lowest VAR was approximately $2 million, and our average VAR was approximately $5 million. The average value is calculated from the month end values for the first six months during 2000. The high and low valuations represent the highest and lowest month end values during 2000. Our VAR is directly impacted by higher volatility in natural gas and power prices.

     In May 2000, we exercised our right to terminate our CAPSA Equity Swap Agreement prior to its maturity. We recorded an additional investment of approximately $127 million for the counterparty's 18.5 percent interest in CAPSA's common stock secured under the swap agreement.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Financial Information, Note 6, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     We held our annual meeting of stockholders on April 28, 2000. Proposals presented for a stockholders' vote included the election of one director by holders of our 8 1/4% Cumulative Preferred Stock Series A and the election of five Directors by El Paso Energy, the sole holder of our Common Stock.

     The one director nominated to be elected by the holders of our 8 1/4% Cumulative Preferred Stock Series A was elected with the following voting results:

                                                                 FOR      WITHHELD
                                                              ---------   --------
Kenneth L. Smalley..........................................  4,171,197     100

     Each of the five directors nominated to be elected by the common stockholder were elected with the following voting results:

                                                               FOR    WITHHELD
                                                              -----   --------
William A. Wise.............................................  1,971        0
H. Brent Austin.............................................  1,971        0
Joel Richards III...........................................  1,971        0
Britton White Jr. ..........................................  1,971        0
Jeffrey I. Beason...........................................  1,971        0

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

                                            EL PASO TENNESSEE PIPELINE CO.

Date: August 9, 2000                               /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: August 9, 2000                              /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                                 (Chief Accounting Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          27             -- Financial Data Schedule.