Form 10-Q
period 2000-09-30
EL PASO TENNESSEE PIPELINE CO
filed 2000-11-09
CIK 823549

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     Common Stock, par value $0.01 per share. Shares outstanding on November 6, 2000: 1,971

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         EL PASO TENNESSEE PIPELINE CO.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                             QUARTER            NINE MONTHS
                                                              ENDED                ENDED
                                                          SEPTEMBER 30,        SEPTEMBER 30,
                                                         ----------------    -----------------
                                                          2000      1999      2000       1999
                                                         ------    ------    -------    ------
Operating revenues.....................................  $6,687    $3,018    $13,513    $7,407
                                                         ------    ------    -------    ------
Operating expenses
  Cost of gas and other products.......................   6,345     2,735     12,360     6,487
  Operation and maintenance............................     120       151        382       424
  Merger-related costs and asset impairment charges....      --        36         --        36
  Depreciation, depletion, and amortization............      56        56        169       166
  Taxes, other than income taxes.......................      13        12         48        46
                                                         ------    ------    -------    ------
                                                          6,534     2,990     12,959     7,159
                                                         ------    ------    -------    ------
Operating income.......................................     153        28        554       248
                                                         ------    ------    -------    ------
Other income
  Equity investment earnings...........................      39        20         57        58
  Interest income......................................      12         7         28        23
  Net gain on sales of assets..........................       1        --         24        20
  Other, net...........................................       8        15         25        21
                                                         ------    ------    -------    ------
                                                             60        42        134       122
                                                         ------    ------    -------    ------
Income before interest, income taxes, and other
  charges..............................................     213        70        688       370
                                                         ------    ------    -------    ------
Non-affiliated interest and debt expense...............      36        30        108       101
Affiliated interest expense, net.......................      40        14         75        26
Income tax expense.....................................      47         9        167        73
                                                         ------    ------    -------    ------
                                                            123        53        350       200
                                                         ------    ------    -------    ------
Income before extraordinary gain and cumulative effect
  of accounting change.................................      90        17        338       170
Extraordinary gain, net of income taxes................      --        --         77        --
Cumulative effect of accounting change, net of income
  taxes................................................      --        --         --       (13)
                                                         ------    ------    -------    ------
Net income.............................................  $   90    $   17    $   415    $  157
                                                         ======    ======    =======    ======
Comprehensive income...................................  $   85    $   14    $   408    $  147
                                                         ======    ======    =======    ======

                            See accompanying notes.

                         EL PASO TENNESSEE PIPELINE CO.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                          ASSETS
Current assets
  Cash and cash equivalents.................................     $    51          $   32
  Accounts and notes receivable, net........................       2,525             896
  Materials and supplies....................................          25              23
  Assets from price risk management activities..............       2,206             231
  Other.....................................................         251             322
                                                                 -------          ------
          Total current assets..............................       5,058           1,504
Property, plant, and equipment, net.........................       5,873           6,004
Investments in unconsolidated affiliates....................       2,114           1,509
Assets from price risk management activities................       1,571             425
Other.......................................................         362             312
                                                                 -------          ------
          Total assets......................................     $14,978          $9,754
                                                                 =======          ======

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts and notes payable................................     $ 5,418          $2,535
  Short-term borrowings (including current maturities of
     long-term debt)........................................         210             657
  Liabilities from price risk management activities.........       1,165             234
  Other.....................................................         796             266
                                                                 -------          ------
          Total current liabilities.........................       7,589           3,692
Long-term debt, less current maturities.....................       1,420           1,459
Deferred income taxes.......................................       1,534           1,409
Liabilities from price risk management activities...........         790              95
Other.......................................................         574             581
Commitments and contingencies
Minority interest...........................................          51              88

Stockholders' equity
  Preferred stock, 20,000,000 shares authorized;
     Series A, no par; 6,000,000 shares issued; stated at
      liquidation value.....................................         300             300
  Common stock, par value $0.01 per share; authorized
     100,000 shares; issued 1,971 shares....................          --              --
  Additional paid-in capital................................       1,908           1,707
  Retained earnings.........................................         847             451
  Accumulated other comprehensive income....................         (35)            (28)
                                                                 -------          ------
          Total stockholders' equity........................       3,020           2,430
                                                                 -------          ------
          Total liabilities and stockholders' equity........     $14,978          $9,754
                                                                 =======          ======

                            See accompanying notes.

                         EL PASO TENNESSEE PIPELINE CO.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                               2000        1999
                                                              ------      -------
Cash flows from operating activities
  Net income................................................  $  415      $   157
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............     169          166
     Deferred income tax expense............................     122           60
     Net gain on sale of assets.............................     (24)         (20)
     Undistributed earnings in equity investees.............     (33)         (38)
     Non-cash portion of merger related charges.............      --           33
     Extraordinary gain on sale.............................    (128)          --
     Cumulative effect of accounting change.................      --           13
  Change in price risk management activities................  (1,495)        (260)
  Other working capital changes, net of non-cash
     transactions...........................................     503         (121)
  Other.....................................................      10          (16)
                                                              ------      -------
          Net cash used in operating activities.............    (461)         (26)
                                                              ------      -------
Cash flows from investing activities
  Purchases of property, plant, and equipment...............    (339)        (276)
  Net proceeds from the sale of assets......................     413           28
  Additions to investments..................................    (732)        (637)
  Proceeds from the sale of investments.....................      91           11
  Change in cash deposited in escrow related to an equity
     investee...............................................      24         (101)
  Cash paid for acquisitions, net of cash received..........     (40)        (141)
  Net change in other affiliated advances receivable........      (9)          11
                                                              ------      -------
          Net cash used in investing activities.............    (592)      (1,105)
                                                              ------      -------
Cash flows from financing activities
  Net repayments of commercial paper........................    (484)        (170)
  Increase (decrease) in notes payable related to equity
     investees..............................................     (15)         101
  Dividends paid............................................     (19)         (19)
  Capital contributions.....................................     200          107
  Net change in other affiliated advances payable...........   1,390        1,113
  Other.....................................................      --           (1)
                                                              ------      -------
          Net cash provided by financing activities.........   1,072        1,131
                                                              ------      -------
Increase in cash and cash equivalents.......................      19           --
Cash and cash equivalents
          Beginning of period...............................      32           28
                                                              ------      -------
          End of period.....................................  $   51      $    28
                                                              ======      =======


                            See accompanying notes.

                         EL PASO TENNESSEE PIPELINE CO.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 1999 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The condensed consolidated financial statements at September 30, 2000, and for the quarters and nine months ended September 30, 2000 and 1999, are unaudited. The condensed consolidated balance sheet at December 31, 1999, is derived from the audited financial statements. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information includes reclassifications which were made to conform to the current presentation. These reclassifications have no effect on our reported net income or stockholders' equity.

  Change in Company Structure

     On December 31, 1999, our parent company, El Paso Energy Corporation, completed a tax-free internal reorganization in which the power operations of El Paso Energy, along with the merchant energy operations acquired in the October 1999 merger with Sonat Inc., were transferred to us and became our subsidiaries. The reorganization was treated as a transfer of ownership between entities under common control and was accounted for in a manner similar to a pooling of interests. Accordingly, the information for the quarter and nine months ended September 30, 1999, has been presented as though the transactions occurred on January 1, 1999.

  Cumulative Effect of Accounting Change

     In the first quarter of 1999, we adopted the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. This statement required companies to expense start-up and organization costs as incurred and expense any such costs that existed on their balance sheet. We adopted the pronouncement effective January 1, 1999, and reported a charge of $13 million, net of income taxes, as a cumulative effect of an accounting change.

2. ACQUISITIONS

  Texas Midstream Operations

     In January 2000, El Paso Energy entered into an agreement to purchase the natural gas and natural gas liquids businesses of PG&E Gas Transmission, Texas Corporation, and PG&E Gas Transmission Teco, Inc. The value of the transaction is approximately $840 million, including assumed debt of $561 million. On October 25, 2000, El Paso Energy signed a Federal Trade Commission (FTC) consent decree to allow the completion of this acquisition. As part of the normal review process, the consent decree must be approved by the FTC. El Paso Energy is also finalizing a similar agreement with the State of Texas. Both agreements are expected to become final and the transaction to close in the fourth quarter of 2000. The transaction will be accounted for as a purchase and the acquired assets and operations will be included in our Field Services segment. Some of these acquired operations may be appropriate for acquisition by El Paso Energy Partners, the master-limited partnership of which El Paso Energy is the general partner.

     The businesses to be acquired consist of 8,500 miles of intrastate natural gas transmission pipelines, nine natural gas processing plants that currently process 1.5 Bcf/d, and a 7.2 Bcf natural gas storage field. They also own significant natural gas liquids pipelines and fractionation facilities.

  Merger Costs

     As El Paso Energy completes its proposed Texas Midstream transaction and we begin to integrate the activities and operations of these businesses, we will incur transaction, severance, transition, and other merger-related charges. These costs may include, but are not limited to, write-offs or write-downs of duplicate assets, charges to relocate assets and employees, contract termination charges, and charges to align accounting policies and practices. Under current accounting rules, some of our merger-related costs will be accrued at the merger date as part of the allocation of the purchase price, while others will be expensed as incurred.

     In October 2000, we entered into an agreement with a third-party to sell our interest in Oasis Pipeline Company. The sale is contingent upon the approval of the FTC and the Texas Attorney General. We expect to incur a loss on this transaction of approximately $20 million, net of income taxes. We may be required to sell additional assets as a condition of the FTC to completing El Paso Energy's pending merger with The Coastal Corporation and our proposed Texas Midstream transaction. However, we do not expect the Oasis sale or any other required sales, individually or in total, to have a material adverse effect on our ongoing financial position, results of operations, or cash flows.

3. EXTRAORDINARY GAIN

     During the first quarter of 2000, we sold East Tennessee Natural Gas Company to comply with an FTC order related to El Paso Energy's merger with Sonat. Net proceeds from the sale were $386 million and we recognized an extraordinary gain of $77 million, net of income taxes of $51 million.

4. PROPERTY, PLANT, AND EQUIPMENT

     Our property, plant, and equipment consisted of the following at September 30, 2000 and
December 31, 1999:

                                                               2000      1999
                                                              ------    ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost
  Natural Gas Transmission..................................  $2,488    $2,608
  Merchant Energy...........................................     248       200
  International.............................................     313       316
  Field Services............................................   1,268     1,219
  Corporate and other.......................................      86        79
                                                              ------    ------
                                                               4,403     4,422
Less accumulated depreciation...............................     822       789
                                                              ------    ------
                                                               3,581     3,633
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................   2,292     2,371
                                                              ------    ------
Total property, plant, and equipment, net...................  $5,873    $6,004
                                                              ======    ======

5. DEBT AND OTHER CREDIT FACILITIES

     In August 2000, El Paso Energy replaced its $1,250 million 364-day renewable revolving credit and competitive advance facility with a $2 billion facility and its $750 million 3-year revolving credit and competitive advance facility with a $1 billion facility. Tennessee Gas Pipeline Company (TGP) is a designated borrower under these new facilities. The interest rate for these facilities varies and would have been LIBOR plus 41 basis points on September 30, 2000. The available credit under these facilities is expected to be used for El Paso Energy's general corporate purposes including, but not limited to, supporting TGP's commercial paper program.

     At September 30, 2000, our weighted average interest rate on short-term borrowings was 6.8%, and at December 31, 1999, it was 6.6%. We had the following short-term borrowings, including current maturities of long-term debt, at September 30, 2000 and December 31, 1999:

                                                              2000     1999
                                                              -----    -----
                                                              (IN MILLIONS)
Commercial paper............................................  $165     $649
Current maturities of long-term debt........................    45        8
                                                              ----     ----
                                                              $210     $657
                                                              ====     ====

     In October 2000, El Paso Energy issued $300 million ($296 million, net of issuance costs) aggregate principal amount 8.05% medium-term notes due 2030. From the proceeds of this transaction, $165 million was transferred to us and we repaid our commercial paper borrowings.

6. COMMITMENTS AND CONTINGENCIES

  Rates and Regulatory Matters

     Each of our pipeline systems has contracts covering a portion of its firm transportation capacity with various terms of maturity, and each operates in different markets and regions with different competitive and regulatory pressures which can impact its ability to renegotiate and renew existing contracts, or enter into new long-term firm transportation commitments. Currently, approximately 70 percent of TGP's capacity is subject to firm contracts, with an average term in excess of five years, that will expire after 2001. TGP is aggressively pursuing the renegotiation and renewal of expiring contracts, and the sale of excess capacity under firm transportation arrangements. However, we are uncertain if future contracts will be on terms as favorable to us as those that currently exist. Also, customers and other groups may dispute new or renewed contracts. As a result, we cannot be sure that regulators or other jurisdictional bodies will not intercede in our re-contracting process and alter the ultimate outcome of our efforts.

     As changes in the regulatory and economic environment evolve and our pipelines continue to experience discounting of rates and unsubscribed capacity, we will continue to evaluate the application of regulatory accounting principles. Factors which could impact this assessment include an inability to recover cost increases under rate caps and rate case moratoriums, an inability to recover capitalized costs, including an adequate return on those costs through the ratemaking process, excess capacity or significant discounting of rates in the markets we serve, and the impacts of ongoing initiatives in, and deregulation of, the natural gas industry.

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

  Legal Proceedings

     In February 1998, the United States and the State of Texas filed in a U.S. District Court a Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) cost recovery action against fourteen companies, including some of our current and former affiliates, relating to the Sikes Disposal Pits Superfund Site located in Harris County, Texas. The suit claims that the United States and the State of Texas have spent over $125 million in remediating Sikes, and seeks to recover that amount plus interest from the defendants to the suit. The Environmental Protection Agency (EPA) has recently indicated that it may seek an additional amount up to $30 million plus interest in indirect costs from the defendants under a new cost allocation methodology. Defendants are challenging this allocation policy. Although an investigation relating to Sikes is ongoing, we believe that the amount of material, if any, disposed at Sikes by our former affiliates was small, possibly de minimis. However, the plaintiffs have alleged that the defendants are each jointly and severally liable for the entire remediation costs and have also sought a declaration of liability for future response costs such as groundwater monitoring.

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

     In November 1988, the Kentucky environmental agency filed a complaint in a Kentucky state court alleging that TGP discharged pollutants into the waters of the state and disposed of PCBs without a permit. The agency sought an injunction against future discharges, an order to remediate or remove PCBs, and a civil penalty. TGP entered into agreed orders with the agency to resolve many of the issues raised in the original allegations, has received water discharge permits from the agency for its Kentucky compressor stations, and continues to work to resolve the remaining issues. The relevant Kentucky compressor stations are being characterized and remediated under the consent order with the EPA.

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

     In August 2000, the Liquidating Trustee in the bankruptcy of Power Corporation of America (PCA) sued El Paso Merchant Energy (EPME), and several other power traders, claiming EPME improperly cancelled its contracts with PCA during the summer of 1998. The trustee alleges we breached contracts damaging PCA in the amount of $120 million. We have entered into a joint defense agreement with the other defendants. In a related matter, PCA appealed the FERC's ruling that power marketers such as EPME did not have to give 60 days notice to cancel its power contracts under the Federal Power Act. PCA has appealed this decision to the United States Court of Appeals. Oral arguments in this case are scheduled for January 16, 2001.

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

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 2000, we had reserved $121 million for expected environmental costs.

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

7. SEGMENT INFORMATION

     We segregate our business activities into four distinct operating segments:

     - Natural Gas Transmission;

     - Merchant Energy;

     - International; and

     - Field Services.

     These segments are strategic business units that provide a variety of energy products and services. They are managed separately, as each business unit requires different technology and marketing strategies. We measure segment performance using earnings before interest and taxes (EBIT). At the beginning of 2000, we transferred EnCap Investments L.L.C., from the Field Services segment to the Merchant Energy segment. All periods presented have been restated for this change.

                                     AS OF AND FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                           -----------------------------------------------------------------------
                           NATURAL GAS    MERCHANT                    FIELD
                           TRANSMISSION    ENERGY    INTERNATIONAL   SERVICES   OTHER(A)    TOTAL
                           ------------   --------   -------------   --------   --------   -------
                                                        (IN MILLIONS)
Revenues from external
  customers..............     $  146       $6,367       $   20        $  155      $ (1)    $ 6,687
Intersegment revenues....         16            2           --            24       (42)         --
Operating income
  (loss).................         80           53           (4)           25        (1)        153
EBIT.....................         83           81           24            27        (2)        213
Segment assets...........      4,970        6,856        1,726         1,130       296      14,978

                                     AS OF AND FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                           -----------------------------------------------------------------------
                           NATURAL GAS    MERCHANT                    FIELD
                           TRANSMISSION    ENERGY    INTERNATIONAL   SERVICES   OTHER(A)    TOTAL
                           ------------   --------   -------------   --------   --------   -------
                                                        (IN MILLIONS)
Revenues from external
  customers..............     $  173       $2,735       $   14        $   95      $  1     $ 3,018
Intersegment revenues....          6            6           --            18       (30)         --
Merger-related costs and
  asset impairment
  charges................         --           36           --            --        --          36
Operating income
  (loss).................         73          (47)         (10)           16        (4)         28
EBIT.....................         76          (33)          12            19        (4)         70
Segment assets...........      4,938        2,698        1,281         1,051       236      10,204

                                   AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                           -----------------------------------------------------------------------
                           NATURAL GAS    MERCHANT                    FIELD
                           TRANSMISSION    ENERGY    INTERNATIONAL   SERVICES   OTHER(A)    TOTAL
                           ------------   --------   -------------   --------   --------   -------
                                                        (IN MILLIONS)
Revenues from external
  customers..............     $  492      $12,543       $   75        $  401      $  2     $13,513
Intersegment revenues....         51           11           --            55      (117)         --
Operating income
  (loss).................        254          246          (11)           71        (6)        554
EBIT.....................        268          283           69            77        (9)        688
Segment assets...........      4,970        6,856        1,726         1,130       296      14,978

---------------

(a) Includes corporate, eliminations, and other non-operating segment activities.

                                   AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                           -----------------------------------------------------------------------
                           NATURAL GAS    MERCHANT                    FIELD
                           TRANSMISSION    ENERGY    INTERNATIONAL   SERVICES   OTHER(A)    TOTAL
                           ------------   --------   -------------   --------   --------   -------
                                                        (IN MILLIONS)
Revenues from external
  customers..............     $  556       $6,560       $   43        $  246      $  2     $ 7,407
Intersegment revenues....         20           14           --            56       (90)         --
Merger-related costs and
  asset impairment
  charges................         --           36           --            --        --          36
Operating income
  (loss).................        286          (38)         (29)           42       (13)        248
EBIT.....................        301          (20)          31            71       (13)        370
Segment assets...........      4,938        2,698        1,281         1,051       236      10,204

---------------

(a) Includes corporate, eliminations, and other non-operating segment activities.

8. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     We hold investments in various affiliates which we account for using the equity method of accounting. Summarized financial information for our proportionate share of these investments is as follows:

                                                           QUARTER         NINE MONTHS
                                                            ENDED             ENDED
                                                        SEPTEMBER 30,     SEPTEMBER 30,
                                                        --------------    --------------
                                                        2000     1999     2000     1999
                                                        -----    -----    -----    -----
                                                                 (IN MILLIONS)
Operating results data
  Revenues and other income...........................  $215     $145     $560     $405
  Costs and expenses..................................   165      113      470      312
  Income from continuing operations...................    50       32       90       93
  Net income..........................................    39       20       57       58

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

  Chaparral Investors

     In the first quarter of 2000, El Paso Energy provided $160 million to us to increase our investment in Chaparral. We recorded the contribution from El Paso Energy as an increase in paid-in capital on our balance sheet. During the first quarter of 2000, Chaparral completed its acquisitions of several domestic non-utility generation assets including equity interests in eleven natural gas-fired combined generation facilities in California, two natural gas-fired electric generation plants located in Dartmouth, Massachusetts and Pawtucket, Rhode Island, and all the outstanding shares of Bonneville Pacific Corporation, which owns a 50 percent interest in a power generation facility. Chaparral also acquired several operating companies which provide the services required to operate and maintain these newly acquired facilities and a natural gas service company which provides fuel procurement services to eight of Chaparral's natural gas-fired combined generation facilities in California. Chaparral acquired these assets in exchange for notes payable to El Paso Energy in the amount of $385 million. In March 2000, Chaparral's third-party investor increased its overall investment in Chaparral by $1,027 million. The proceeds were used by Chaparral to repay El Paso Energy $647 million of notes, make a $278 million contribution to a trust as provided in the Chaparral agreement, invest in a note with El Paso Energy, and to fund transaction costs. Also, in March 2000, El Paso Energy issued mandatorily convertible preferred stock to a trust it controls. Upon the occurrence of certain negative events, the trustee of the trust may be required to remarket this preferred stock on terms that are designed to generate $1 billion to distribute to the third party investor.

     Under our management agreement with Chaparral, we earn a performance-based management fee. We are also reimbursed for expenses we incur on behalf of Chaparral. For 2000, our management fee related to Chaparral has been established at $100 million. This fee includes an $80 million performance-based component and a $20 million reimbursement for costs we will incur on behalf of Chaparral. This fee is collected and recognized ratably throughout the year as management services are provided.

9. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Derivative Instruments and Hedging Activities

     In June of 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June of 1999, the FASB extended the adoption date of SFAS No. 133 through the issuance of SFAS No. 137, Deferral of the Effective Date of SFAS 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS No. 133. SFAS No. 133, and its amendments and interpretations, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and derivative instruments used for hedging activities. It will require that we measure all derivative instruments at their fair value, and classify them as either assets or liabilities on our balance sheet, with a corresponding offset to income or other comprehensive income depending on their designation, their intended use, or their ability to qualify as hedges under the standard.

     We will adopt SFAS No. 133 beginning January 1, 2001, and will apply the standard to all derivative instruments that exist on that date, except for derivative instruments embedded in other contracts. As provided for in SFAS No. 133, we will apply the provisions of the standard to derivative instruments embedded in other contracts issued, acquired, or substantively modified after December 31, 1998.

     We use a variety of derivative instruments to conduct both energy trading activities and to hedge risks associated with commodity prices, foreign currencies and interest rates. The derivative instruments we use in commodity trading activities are currently recorded at their fair value in our financial statements under the provisions of Emerging Issues Task Force Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. As a result, SFAS No. 133 will not impact our accounting for these instruments.

     Based on commodity prices and quarter ending interest rates existing at September 30, 2000, we estimate that the impact on our financial statements of adopting SFAS No. 133 on January 1, 2001, will be to record a charge to other comprehensive income which could range from $20 to $50 million, and a charge to income which could range from $0 to $20 million. These amounts will be classified as a cumulative effect of a change in accounting principle.

     The amounts that will be recorded upon adoption of SFAS No. 133 may materially differ from those disclosed above since the amounts recorded will be based on the fair values that exist at the adoption date. In addition, further interpretation and guidance from the standard setting groups on the proper application of SFAS No. 133's provisions may also substantially alter these estimates.

  Revenue Recognition in Financial Statements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, to provide guidance for revenue recognition issues and disclosure requirements. SAB No. 101 offers guidelines, examples, and explanations for certain matters relating to the recognition of revenue and will be effective for us in the fourth quarter of 2000. We do not believe the adoption of SAB No. 101 will have a material impact on our financial position, results of operations, or cash flows.

  Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This standard has various effective dates, the earliest of which is for fiscal years ending after December 15, 2000. We are currently evaluating the effects of this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1)

     The information contained in this section updates, and should be read in conjunction with, information disclosed in Part II, Items 7, 7A, and 8, in our Annual Report on Form 10-K for the year ended December 31, 1999, in addition to the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

                              RECENT DEVELOPMENTS

TAX FREE REORGANIZATION

     On December 31, 1999, El Paso Energy completed a tax-free internal reorganization in which the power operations of El Paso Energy, along with the merchant energy operations acquired in the October 1999 merger with Sonat, were transferred to us, and became our subsidiaries. The reorganization was treated as a transfer of ownership between entities under common control and was accounted for in a manner similar to a pooling of interests. Accordingly, the information for the quarter and nine months ended September 30, 1999, has been presented as though the transactions occurred on January 1, 1999.

PURCHASE OF TEXAS MIDSTREAM OPERATIONS

     In January 2000, El Paso Energy entered into an agreement to purchase the natural gas and natural gas liquids businesses of PG&E Gas Transmission, Texas Corporation, and PG&E Gas Transmission Teco, Inc. The value of the transaction is approximately $840 million, including assumed debt of $561 million. On October 25, 2000, El Paso Energy signed an FTC consent decree to allow the completion of this acquisition. As part of the normal review process, the consent decree must be approved by the FTC. El Paso Energy is also finalizing a similar agreement with the State of Texas. Both agreements are expected to become final and the transaction to close in the fourth quarter of 2000. The transaction will be accounted for as a purchase and the acquired assets and operations will be included in our Field Services segment. Some of these acquired operations may be appropriate for acquisition by El Paso Energy Partners, the master-limited partnership of which El Paso Energy is the general partner.

     The businesses to be acquired consist of 8,500 miles of intrastate natural gas transmission pipelines, nine natural gas processing plants that currently process 1.5 Bcf/d, and a 7.2 Bcf natural gas storage field. They also own significant natural gas liquids pipelines and fractionation facilities.

MERGER COSTS

     As El Paso Energy completes its proposed Texas Midstream transaction and we begin to integrate the activities and operations of these businesses, we will incur transaction, severance, transition, and other merger-related charges. These costs may include, but are not limited to, write-offs or write-downs of duplicate assets, charges to relocate assets and employees, contract termination charges, and charges to align accounting policies and practices. Under current accounting rules, some of our merger-related costs will be accrued at the merger date as part of the allocation of our purchase price, while others will be expensed as incurred.

     In October 2000, we entered into an agreement with a third-party to sell our interest in Oasis Pipeline Company. The sale is contingent upon the approval of the FTC and the Texas Attorney General. We may be required to sell additional assets as a condition of the FTC to completing El Paso Energy's pending merger with The Coastal Corporation and our proposed Texas Midstream transaction. We expect to incur a loss on this transaction of approximately $20 million, net of income taxes. However, we do not expect this sale or any

---------------

(1) As generally used in the energy industry and in this document, the following terms have the following meanings:

BBtu/d   =  billion British thermal units per day
Bcf/d   =  billion cubic feet per day
MMBtu  =  million British thermal units
other required sales, individually or in total, to have a material adverse effect on our ongoing financial position, results of operations, or cash flows.

                             RESULTS OF OPERATIONS

     For the quarter ended September 30, 2000, our net income was $90 million versus $17 million for the same period in 1999. EBIT was $213 million for the quarter ended September 30, 2000, versus $70 million for the same period in 1999. Growth in earnings of our non-regulated segments contributed to the increase in consolidated EBIT and amounted to 61 percent of our overall third quarter 2000 EBIT. Partially offsetting this increase were higher interest and debt expense and income taxes in the third quarter of 2000.

     For the nine months ended September 30, 2000, our net income was $415 million versus $157 million for the same period in 1999. EBIT was $688 million for the nine months ended September 30, 2000 versus $370 million for the same period in 1999, with our non-regulated business units comprising approximately 61 percent of our 2000 total. Stronger performance in all of in our non-regulated segments and a gain on the sale of our East Tennessee Pipeline system to comply with the FTC order related to El Paso Energy's 1999 merger with Sonat contributed to the increase. These increases were offset by higher interest and debt expense and income taxes during 2000. A more detailed analysis of our segment results and non-operating expenses is discussed below.

                                SEGMENT RESULTS

     At the beginning of 2000, we transferred EnCap from the Field Services segment to the Merchant Energy segment. All periods presented have been restated for this change.

                                                             QUARTER                     NINE MONTHS
                                                              ENDED                         ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                       -------------------           -------------------
                                                       2000           1999           2000           1999
                                                       ----           ----           ----           ----
                                                                         (IN MILLIONS)
  EARNINGS BEFORE INTEREST EXPENSE AND INCOME
                      TAXES
Natural Gas Transmission........................       $ 83           $ 76           $268           $301
Merchant Energy.................................         81            (33)           283            (20)
International...................................         24             12             69             31
Field Services..................................         27             19             77             71
                                                       ----           ----           ----           ----
  Segment total.................................        215             74            697            383
Corporate, net..................................         (2)            (4)            (9)           (13)
                                                       ----           ----           ----           ----
  Consolidated EBIT.............................       $213           $ 70           $688           $370
                                                       ====           ====           ====           ====

NATURAL GAS TRANSMISSION

                                                      QUARTER           NINE MONTHS
                                                       ENDED               ENDED
                                                   SEPTEMBER 30,       SEPTEMBER 30,
                                                  ----------------    ----------------
                                                   2000      1999      2000      1999
                                                  ------    ------    ------    ------
                                                  (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues..............................  $  162    $  179    $  543    $  576
Operating expenses..............................     (82)     (106)     (289)     (290)
Other income....................................       3         3        14        15
                                                  ------    ------    ------    ------
  EBIT..........................................  $   83    $   76    $  268    $  301
                                                  ======    ======    ======    ======
Throughput volumes (BBtu/d).....................   4,241     4,212     4,670     4,855
                                                  ======    ======    ======    ======

  Third Quarter 2000 Compared to Third Quarter 1999

     Operating revenues for the quarter ended September 30, 2000, were $17 million lower than the same period in 1999. The decrease was due to the impact of the sale of our East Tennessee Pipeline system in the first quarter of 2000 as well as the impact of customer settlements in 2000.

     Operating expenses for the quarter ended September 30, 2000, were $24 million lower than the same period in 1999. The decrease was due to cost efficiencies following El Paso Energy's merger with Sonat, lower system operating costs, and lower depreciation expense due to the sale of our East Tennessee Pipeline system in the first quarter of 2000.

  Nine Months Ended 2000 Compared to Nine Months Ended 1999

     Operating revenues for the nine months ended September 30, 2000, were $33 million lower than the same period in 1999. The decrease was due to the impact of the sale of our East Tennessee Pipeline system in the first quarter of 2000, the impact of customer settlements in 2000, and the favorable resolution of regulatory issues in 1999. The decrease was partially offset by higher revenues from transportation and other services.

     Operating expenses for the nine months ended September 30, 2000, were $1 million lower than the same period in 1999. The decrease was due to cost efficiencies following El Paso Energy's merger with Sonat and lower depreciation expense due to the sale of our East Tennessee Pipeline system in the first quarter of 2000. The decrease was partially offset by the favorable resolution of our customer imbalance issues in 1999.

MERCHANT ENERGY

                                                      QUARTER          NINE MONTHS
                                                       ENDED              ENDED
                                                   SEPTEMBER 30,      SEPTEMBER 30,
                                                   --------------     --------------
                                                   2000      1999     2000      1999
                                                   ----      ----     ----      ----
                                                             (IN MILLIONS)
Gross margin and other revenues..................  $ 78      $ 18     $315      $ 82
Operating expenses...............................   (25)      (65)     (69)     (120)
Other income.....................................    28        14       37        18
                                                   ----      ----     ----      ----
          EBIT...................................  $ 81      $(33)    $283      $(20)
                                                   ====      ====     ====      ====

  Third Quarter 2000 Compared to Third Quarter 1999

     Total gross margin and other revenues for the quarter ended September 30, 2000, was $60 million higher than the same period in 1999. Commodity market and trading margins were higher as a result of power price volatility, particularly in the western United States, asset management fees earned from Chaparral, which began operations during the latter part of 1999, income from transactions originated in the third quarter of 2000, and margins on the West Georgia power project, which began operating in June 2000. The West Georgia plant is a seasonal peaking facility. These increases were partially offset by transactions originating in the third quarter of 1999. Other revenues increased in 2000 as a result of higher earnings from EnCap's financial services activities in the quarter.

     Operating expenses for the quarter ended September 30, 2000 were $40 million lower than the same period in 1999. The decrease was due to reimbursements in 2000 of general and administrative costs relating to Chaparral as well as impairments of tangible and intangible assets in the third quarter of 1999 related to our merger with Sonat.

     Other income for the quarter ended September 30, 2000, was $14 million higher than the same period in 1999 due to an increase in equity earnings from power projects and investments, primarily CE Generation.

  Nine Months Ended 2000 Compared to Nine Months Ended 1999

     Total gross margin and other revenues for the nine months ended September 30, 2000, was $233 million higher than the same period in 1999. Commodity marketing and trading margins increased due to second and third quarter 2000 price volatility in gas and power markets, asset management fees earned from Chaparral, which began operations during the latter part of 1999, higher income from power transactions originated in 2000, and margins on the West Georgia power project. These increases were partially offset by transactions originating in 1999. Other revenues increased due to the acquisition of EnCap in March 1999.

     Our commodity marketing and trading margins during 2000 have been significantly impacted by price volatility in the energy markets and the growth of our trading portfolio in 2000. During periods of high price volatility, market opportunities exist that can enhance trading portfolio values and improve operating results. For the remainder of 2000, we anticipate the commodity prices will continue to be volatile, although not necessarily at the same levels or in the same markets as we experienced in the second and third quarters. Our margins are also impacted by asset management fees and cost reimbursements from Chaparral. These fees should continue through the remainder of 2000. Chaparral asset management fees for 2001 are expected to be higher than 2000, and such fees will be finalized in the fourth quarter.

     Operating expenses for the nine months ended September 30, 2000, were $51 million lower than the same period in 1999. The decrease was due to reimbursements in 2000 of general and administrative costs relating to Chaparral and impairments of tangible and intangible assets in the third quarter of 1999 related to our merger with Sonat.

     Other income for the nine months ended September 30, 2000, was $19 million higher than the same period in 1999 due to higher earnings from power projects and investments, primarily CE Generation.

INTERNATIONAL

                                                      QUARTER          NINE MONTHS
                                                       ENDED              ENDED
                                                   SEPTEMBER 30,      SEPTEMBER 30,
                                                   --------------     --------------
                                                   2000      1999     2000      1999
                                                   ----      ----     ----      ----
                                                             (IN MILLIONS)
Operating revenues...............................  $ 20      $ 14     $ 75      $ 43
Operating expenses...............................   (24)      (24)     (86)      (72)
Other income.....................................    28        22       80        60
                                                   ----      ----     ----      ----
          EBIT...................................  $ 24      $ 12     $ 69      $ 31
                                                   ====      ====     ====      ====

  Third Quarter 2000 Compared to Third Quarter 1999

     Operating revenues for the quarter ended September 30, 2000, were $6 million higher than the same period in 1999. The increase was due to higher revenues from the Rio Negro project consolidated in August 1999, offset by slightly lower revenues from the Manaus project in 2000.

     Operating expenses for the quarter ended September 30, 2000, were unchanged compared to the same period in 1999. Higher costs from the Rio Negro project and higher project development and general and administrative costs were offset by lower costs from the Manaus project during 2000.

     Other income for the quarter ended September 30, 2000, was $6 million higher than the same period in 1999. Higher equity earnings from South American and European investments in 2000, earnings on the Hanwha power generation project in South Korea acquired in the third quarter of 2000, and higher interest income were partially offset by gains recorded on the CAPSA equity swap in the third quarter of 1999.

  Nine Months Ended 2000 Compared to Nine Months Ended 1999

     Operating revenues for the nine months ended September 30, 2000, were $32 million higher than the same period in 1999. Higher revenues from the Rio Negro and Manaus projects were partially offset by lower revenues from the EMA project.

     Operating expenses for the nine months ended September 30, 2000, were $14 million higher than the same period in 1999. Higher project development and general and administrative costs as well as higher operating costs from the Rio Negro project were partially offset by lower operating costs on the Manaus and EMA projects.

     Other income for the nine months ended September 30, 2000, was $20 million higher than the same period in 1999. The increase was due to the benefit realized from the formation of our East Asia Power joint venture in March 2000, a settlement received from our Indonesian project in May 2000, and 2000 equity swap gains recognized on our CAPSA project, as well as higher interest income. These increases were partially offset by lower equity earnings from investments in various international projects, primarily our investment in East Asia Power in Asia.

FIELD SERVICES

                                                  QUARTER              NINE MONTHS
                                                   ENDED                  ENDED
                                               SEPTEMBER 30,          SEPTEMBER 30,
                                             ------------------     ------------------
                                              2000        1999       2000        1999
                                             ------      ------     ------      ------
                                               (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Gathering and treating margin..............  $   45      $   41     $  134      $  120
Processing margin..........................      19          12         51          33
                                             ------      ------     ------      ------
          Total gross margin...............      64          53        185         153
Operating expenses.........................     (39)        (37)      (114)       (111)
Other income...............................       2           3          6          29
                                             ------      ------     ------      ------
          EBIT.............................  $   27      $   19     $   77      $   71
                                             ======      ======     ======      ======
Throughput volumes (BBtu/d)
  Gathering and treating...................   2,871       3,194      2,952       3,270
                                             ======      ======     ======      ======
  Processing...............................   1,125         997      1,079       1,036
                                             ======      ======     ======      ======
Throughput rates ($/MMBtu)
  Gathering and treating...................  $ 0.17      $ 0.14     $ 0.17      $ 0.14
                                             ======      ======     ======      ======
  Processing margins.......................  $ 0.17      $ 0.13     $ 0.17      $ 0.11
                                             ======      ======     ======      ======

  Third Quarter 2000 Compared to Third Quarter 1999

     Total gross margin for the quarter ended September 30, 2000, was $11 million higher than the same period in 1999. Gathering and treating margins increased due to higher average gathering rates, which are substantially indexed to natural gas prices, and higher average condensate prices, offset by lower gathering and treating volumes. The increase was also partially offset by the March 2000 sale of El Paso Intrastate-Alabama (EPIA) to El Paso Energy Partners. Processing margins increased due to higher liquids prices in 2000 and the acquisition, in April 2000, of an interest in the Indian Basin processing assets.

     Operating expenses for the quarter ended September 30, 2000, were $2 million higher than the same period in 1999. The increase is due to higher depreciation and amortization from assets transferred to Field Services from El Paso Natural Gas Company (EPNG) following a FERC order, partially offset by lower operating costs following the sale of EPIA to El Paso Energy Partners. The increase was also partially offset by cost recoveries from managed facilities in the third quarter of 2000.

  Nine Months Ended 2000 Compared to Nine Months Ended 1999

     Total gross margin for the nine months ended September 30, 2000, was $32 million higher than the same period in 1999. Gathering and treating margins increased due to higher average gathering rates, which are substantially indexed to natural gas prices, and higher average condensate prices, offset by lower gathering and treating volumes. The increase was also partially offset by the sale of EPIA to El Paso Energy Partners. Processing margins increased due to higher liquids prices in 2000 and the acquisition, in April 2000, of an interest in the Indian Basin processing assets.

     Operating expenses for the nine months ended September 30, 2000, were $3 million higher than the same period in 1999 due to higher depreciation and amortization from assets transferred to Field Services from EPNG following a FERC order which was partially offset by lower operating costs following the sale of EPIA to El Paso Energy Partners. The increase was also partially offset by lower costs for labor and benefits and operating leases as well as cost recoveries from managed facilities.

     Other income for the nine months ended September 30, 2000, was $23 million lower than the same period in 1999. The decrease was primarily due to net gains in 1999 from the sale of our interest in Viosca Knoll as well as lower equity earnings following the sale of Viosca Knoll.

NON-AFFILIATED INTEREST AND DEBT EXPENSE

     Non-affiliated interest and debt expense for the quarter and nine months ended September 30, 2000, was $6 million and $7 million higher than the same periods in 1999 due to higher international project finance costs, higher merchant energy over-the-counter margins, and higher average commercial paper borrowings.

AFFILIATED INTEREST EXPENSE, NET

     Affiliated interest expense, net for the quarter and nine months ended September 30, 2000, was $26 million and $49 million higher than the same periods in 1999 due to an increase in advances from El Paso Energy for ongoing capital projects, investment programs, and operating requirements. The increase was also due to higher average interest rates with El Paso Energy in 2000.

INCOME TAX EXPENSE

     The effective income tax rates for the quarter and nine months ended September 30, 2000, were 34% and 33%. The effective tax rates were lower than the statutory rate primarily due to foreign income that is not taxed in the U.S. This decrease was offset by foreign income taxed at foreign tax rates higher than U.S. tax rates.

     The effective income tax rate for the quarter ended September 30, 1999, was 34%. The effective tax rate was lower than the statutory rate of 35% primarily due to foreign income that is not taxed in the U.S. This decrease was offset by foreign income taxed at foreign tax rates higher than U.S. tax rates.

     The effective income tax rate for the nine months ended September 30, 1999, was 30%. The effective tax rate was lower than the statutory rate of 35% due to foreign income that is not taxed in the U.S. and exclusions of part of the earnings from unconsolidated equity investees where we anticipate receiving dividends.

                        LIQUIDITY AND CAPITAL RESOURCES

  CASH FROM OPERATING ACTIVITIES

     Net cash used in our operating activities was $461 million for the nine months ended September 30, 2000, compared to $26 million for the same period of 1999. The change was due to increases in our price risk management activities and higher interest payments in 2000.

  CASH FROM INVESTING ACTIVITIES

     Net cash used in our investing activities was $592 million for the nine months ended September 30, 2000. Our investing activities included additions to joint ventures and equity investments, including an increase in our Chaparral investment, the purchase of an additional 18.5% interest in CAPSA, and the purchase of an investment in Hanwha Energy Co., Ltd. Other additions consisted of an interest in the Indian Basin gas processing plant assets, the acquisition of Enerplus Global Management, and expenditures for expansion and construction projects. Investment activities also included proceeds from the sales of our East Tennessee pipeline system and El Paso Intrastate-Alabama pipeline system and proceeds from the formation of our East Asia Power joint venture.

  CASH FROM FINANCING ACTIVITIES

     Net cash provided by our financing activities was $1,072 million for the nine months ended September 30, 2000, which included proceeds from capital contributions provided to us by El Paso Energy related to an increase in our Chaparral equity investment and the Enerplus Global Management acquisition and advances from El Paso Energy. Financing activities also included the repayment of short-term borrowings, the issuance and repayment of notes related to East Asia Power, and the payment of dividends.

     In October 2000, El Paso Energy issued $300 million ($296 million, net of issuance costs) aggregate principal amount 8.05% medium-term notes due 2030. From the proceeds of this transaction, $165 million was transferred to us and we repaid our commercial paper borrowings.

     We expect that future funding for capital expenditures, acquisitions, other investing activities, long-term debt retirements, payments of dividends and other financing expenditures will be provided by internally generated funds, commercial paper issuances, available capacity under existing credit facilities, and the issuance of new long-term debt, trust securities, or equity.

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

     As part of our ongoing strategy, we may consider assets we acquire or intend to acquire, as well as assets we own, as potential acquisitions by El Paso Energy Partners. Any of these transactions would be subject to the approval of El Paso Energy Partners' unitholders or board of directors, and, as necessary, appropriate regulatory bodies, as well as subject to a fairness opinion of a third party on the price to be paid by the partnership.

     Since the beginning of 2000, we transferred our El Paso Intrastate-Alabama pipeline system to El Paso Energy Partners. The total consideration for the transaction was $27 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and should be read in conjunction with, information disclosed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 1999, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     Presented below is our estimated potential one-day unfavorable impact on EBIT, as measured by Value at Risk (VAR) calculations, related to contracts held for trading purposes. The average VAR value is calculated from the month end values for the first nine months during 2000. The high and low VAR values represent the highest and lowest month end values during 2000. The VAR calculation is directly impacted by higher volatility in natural gas and power prices. Assuming a confidence level of 95 percent and a one-day holding period, our estimated potential one-day unfavorable impact on EBIT is as follows:

                                                       QUARTER ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30, 2000   SEPTEMBER 30, 2000
                                                     ------------------   ------------------
                                                                  (IN MILLIONS)
Highest............................................         $13                  $15
Lowest.............................................         $ 7                  $ 2
Average............................................         $10                  $ 7

     Our VAR was approximately $3 million at December 31, 1999, and approximately $10 million at September 30, 2000.

     In May 2000, we exercised our right to terminate our CAPSA Equity Swap Agreement and to purchase the counterparty's 18.5 percent interest in CAPSA's common stock secured under the swap agreement for approximately $127 million.

     We have entered into additional Canadian dollar foreign currency forward purchase and sale contracts subsequent to December 31, 1999. The following table summarizes the notional amounts, average settlement rates, and fair value for Canadian dollar foreign currency forward purchase and sale contracts as of September 30, 2000:

                                                           NOTIONAL AMOUNT                 FAIR VALUE
                                                             IN FOREIGN       AVERAGE          IN
                                                              CURRENCY       SETTLEMENT   U.S. DOLLARS
                                                            (IN MILLIONS)      RATES      (IN MILLIONS)
                                                           ---------------   ----------   -------------
Canadian Dollars   Purchase..............................       (604)          0.675           $(4)
                                                                 465           0.673             5
                   Sell..................................
                                                                                               ---
                                                                                               $ 1
                                                                                               ===

     The following table summarizes Canadian dollar foreign currency forward purchase and sale contracts by expected maturity dates along with annual anticipated cash flow impacts as of September 30, 2000:

                                                      EXPECTED MATURITY DATES
                                           ----------------------------------------------
                                           2000   2001    2002   2003   2004   THEREAFTER        TOTAL
                                           ----   -----   ----   ----   ----   ----------        -----
Canadian Dollars   Purchase..............  $(9)   $(209)  $(74)  $(70)  $(23)     $(23)          $(408)
                                            11      162     58     60     22        --             313
                   Sell..................
                                           ---    -----   ----   ----   ----      ----           -----
                                           $ 2    $ (47)  $(16)  $(10)  $ (1)     $(23)          $ (95)
                   Net cash flow
                   effect................
                                           ===    =====   ====   ====   ====      ====           =====

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     Each exhibit identified below is filed as a part of this report.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.A           -- $2,000,000,000 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement dated August 4, 2000, by and
                            among El Paso Energy Corporation, El Paso Natural Gas
                            Company, Tennessee Gas Pipeline Company, the several
                            banks and other financial institutions from time to time
                            parties to the Agreement, The Chase Manhattan Bank,
                            Citibank N.A. and ABN Amro Bank, N.V. as co-documentation
                            agents for the Lenders and Bank of America, N.A. as
                            syndication agent for the Lenders.
          10.B           -- $1,000,000,000 3-Year Revolving Credit and Competitive
                            Advance Facility Agreement dated August 4, 2000, by and
                            among El Paso Energy Corporation, El Paso Natural Gas
                            Company, Tennessee Gas Pipeline Company, the several
                            banks and other financial institutions from time to time
                            parties to the Agreement, The Chase Manhattan Bank,
                            Citibank N.A. and ABN Amro Bank, N.V. as co-documentation
                            agents for the Lenders and Bank of America, N.A. as
                            syndication agent for the Lenders.
          27             -- Financial Data Schedule.

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

                                            EL PASO TENNESSEE PIPELINE CO.

Date: November 9, 2000                             /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: November 9, 2000                            /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                                 (Chief Accounting Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.A           -- $2,000,000,000 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement dated August 4, 2000, by and
                            among El Paso Energy Corporation, El Paso Natural Gas
                            Company, Tennessee Gas Pipeline Company, the several
                            banks and other financial institutions from time to time
                            parties to the Agreement, The Chase Manhattan Bank,
                            Citibank N.A. and ABN Amro Bank, N.V. as co-documentation
                            agents for the Lenders and Bank of America, N.A. as
                            syndication agent for the Lenders.
          10.B           -- $1,000,000,000 3-Year Revolving Credit and Competitive
                            Advance Facility Agreement dated August 4, 2000, by and
                            among El Paso Energy Corporation, El Paso Natural Gas
                            Company, Tennessee Gas Pipeline Company, the several
                            banks and other financial institutions from time to time
                            parties to the Agreement, The Chase Manhattan Bank,
                            Citibank N.A. and ABN Amro Bank, N.V. as co-documentation
                            agents for the Lenders and Bank of America, N.A. as
                            syndication agent for the Lenders.
          27             -- Financial Data Schedule.