Form 10-K405
period 2000-12-31
EL PASO TENNESSEE PIPELINE CO
filed 2001-03-29
CIK 823549

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                 EL PASO BUILDING
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

                                                                  MARKET VALUE
         CLASS OF VOTING STOCK AND NUMBER OF SHARES                   HELD
          HELD BY NON-AFFILIATES AT MARCH 19, 2001              BY NON-AFFILIATES
          ----------------------------------------              -----------------
8 1/4% Cumulative Preferred Stock, Series A, 6,000,000
shares                                                            $306,000,000*

---------------

* Based upon the closing price on the Composite Tape for the 8 1/4% Cumulative Preferred Stock, Series A, on March 19, 2001.

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     Common Stock, par value $0.01 per share. Shares outstanding on March 19, 2001: 1,971

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: our definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         EL PASO TENNESSEE PIPELINE CO.

                               TABLE OF CONTENTS

                                     CAPTION                             PAGE
                                     -------                             ----
                                      PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................    9
Item 3.    Legal Proceedings...........................................   10
Item 4.    Submission of Matters to a Vote of Security Holders.........   10

                                     PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................   10
Item 6.    Selected Financial Data.....................................   10
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   11
           Cautionary Statement for Purposes of the "Safe Harbor"
             Provisions of the Private Securities Litigation Reform Act
             of 1995...................................................   20
Item 7A.   Quantitative and Qualitative Disclosures About Market
             Risk......................................................   21
Item 8.    Financial Statements and Supplementary Data.................   24
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................   55

                                     PART III
Item 10.   Directors and Executive Officers of the Registrant..........   55
Item 11.   Executive Compensation......................................   55
Item 12.   Security Ownership of Beneficial Owners and Management......   55
Item 13.   Certain Relationships and Related Transactions..............   55

                                     PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................   55
           Signatures..................................................   58

---------------

     Below is a list of terms that are common to our industry and used throughout this document:

/d       = per day
Bbl      = barrels
BBtu     = billion British thermal units
BBtue    = billion British thermal unit equivalents
Bcf      = billion cubic feet
MBbls    = thousand barrels
MMBbls   = million barrels
MMBtu    = million British thermal units
Mcf      = thousand cubic feet
Mcfe     = thousand cubic feet of gas equivalents
MMcf     = million cubic feet
MMcfe    = million cubic feet of gas equivalents
Mgal     = thousand gallons
MWh      = megawatt hours
MMWh     = thousand megawatt hours
Tcfe     = trillion cubic feet of gas equivalents

    When we refer to natural gas and oil in "equivalents," we are doing so to compare quantities of oil with quantities of natural gas or to express these different commodities in a common unit. In calculating equivalents, we use a generally recognized standard in which one Bbl is equal to six Mcf of natural gas. Also, when we refer to cubic feet measurements, all measurements are at
14.73 pounds per square inch.

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     Prior to 1996, we operated as Tenneco Inc., an entity with operations in the automotive, energy, packaging and shipbuilding businesses. During the latter part of 1996, Tenneco distributed to its shareholders all of its businesses except for its energy business and some of its corporate and discontinued operations. In December 1996, El Paso Corporation acquired these remaining business operations and renamed us El Paso Tennessee Pipeline Co. During 1998, El Paso completed a tax-free internal reorganization of its businesses. In the reorganization, we became a direct subsidiary of El Paso. In addition, through a series of transfers, El Paso's merchant energy, international, and field services businesses became our subsidiaries, and we transferred some of our corporate assets and liabilities and discontinued operations to El Paso. Following this reorganization, we continued to own the Tennessee Gas Pipeline and Midwestern Gas Transmission interstate systems, as well as the discontinued operations not included in the transfer to El Paso. On December 31, 1999, as part of a similar internal reorganization, the power services businesses of El Paso and the merchant operations of Sonat Inc., acquired by El Paso in its October 1999 merger with Sonat, were transferred to us in the form of a tax-free capital contribution. At December 31, 2000, El Paso owned 100 percent of our common equity and greater than 80 percent of our equity value. The remaining combined equity value consists of $300 million of outstanding preferred stock that is traded on the New York Stock Exchange.

                                   OPERATIONS

     Our principal operations include:

     - the transportation, gathering, processing, and storage of natural gas;

     - the marketing of energy and energy-related commodities and products;

     - the generation of power; and

     - the development and operation of energy infrastructure facilities.

     Our Pipelines segment owns or has interests in approximately 15,400 miles of interstate natural gas pipelines in the U.S. Our systems connect the nation's principal natural gas supply regions to three of the largest consuming regions in the United States: the Gulf Coast, the Northeast, and the Midwest. Our natural gas transmission operations are comprised of two wholly owned interstate pipeline systems: the Tennessee Gas Pipeline system and the Midwestern Gas Transmission system, as well as interests in the Portland Natural Gas Transmission system and the Bear Creek Storage facility.

     Our Merchant Energy segment is involved in a broad range of activities in the energy marketplace including asset ownership, trading and risk management and financial services. We are one of North America's largest wholesale energy commodity marketers and traders, and buy, sell, and trade natural gas, power, and other energy commodities in the U.S. and internationally. We are also a significant non-utility owner of electric generating capacity with 64 facilities in 16 countries. Most recently, we have announced our expansion into the liquefied natural gas business, capitalizing upon the increasing U.S. and worldwide demand for natural gas. The financial services businesses of Merchant Energy invest in emerging businesses to facilitate growth in the U.S. and Canadian energy markets. As a global energy merchant, we evaluate and measure risks inherent in the markets we serve, and use sophisticated systems and integrated risk management techniques to manage those risks.

     Our Field Services segment provides natural gas gathering, products extraction, fractionation, dehydration, purification, compression and intrastate transmission services. These services include gathering of natural gas from more than 11,000 natural gas wells with over 19,000 miles of natural gas gathering and natural gas liquids pipelines, and 20 natural gas processing, treating, and fractionation facilities located in some of the most prolific and active production areas in the U.S., including the San Juan Basin, east and south Texas, Louisiana, and the Gulf of Mexico. We conduct our intrastate transmission operations through interests in five intrastate systems, which serve a majority of the metropolitan areas and industrial load centers in Texas.

Our primary vehicle for growth and development of midstream energy assets is El Paso Energy Partners, L.P., a publicly traded master limited partnership. Through Energy Partners, we provide natural gas and oil gathering and transportation, storage, and other related services, principally in the Gulf of Mexico.

                                    SEGMENTS

     Our business unit activities are segregated into three primary business segments: Pipelines, Merchant Energy, and Field Services. These segments are strategic business units that provide a variety of energy products and services. During 2000, we combined our International and Merchant Energy segments to reflect the ongoing globalization of our Merchant Energy strategy and its operating activities. We manage each segment separately and each requires different technology and marketing strategies. For information relating to operating revenues, operating income, earnings before interest expense and income taxes (EBIT), and identifiable assets by segment, you should see Item 8, Financial Statements and Supplementary Data, Note 11, which is incorporated by reference herein.

                                   PIPELINES

     Our Pipelines segment provides natural gas transmission services in the U.S. We conduct our activities through two wholly owned and one partially owned interstate systems along with a natural gas storage facility. Each of these systems is discussed below:

     The TGP system. The Tennessee Gas Pipeline system consists of approximately 14,700 miles of pipeline with a design capacity of 5,970 MMcf/d. During 2000, TGP transported natural gas volumes averaging approximately 73 percent of its capacity. This multiple-line system begins in the natural gas-producing regions of Louisiana, including the Gulf of Mexico, and south Texas and extends to the northeast section of the U.S., including the New York City and Boston metropolitan areas. TGP also has an interconnect at the U.S.-Mexico border. Along its system, TGP has approximately 89 Bcf of underground working gas storage capacity.

     The Midwestern system. The Midwestern Gas Transmission system consists of approximately 400 miles of pipeline with a design capacity of 785 MMcf/d. During 2000, Midwestern transported natural gas volumes averaging approximately 33 percent of its capacity. The Midwestern system connects with the TGP system at Portland, Tennessee, and extends to Chicago to serve the Chicago metropolitan area. As a result of El Paso's merger with The Coastal Corporation in January 2001, we will be required to sell the Midwestern system. We expect to complete the sale in the second quarter of 2001.

     The Portland system. We own an approximate 19 percent interest in the Portland Natural Gas Transmission system. Portland consists of approximately 300 miles of interstate natural gas pipeline with a design capacity of 215 MMcf/d extending from the Canadian border near Pittsburg, New Hampshire to Dracut, Massachusetts. During 2000, Portland transported volumes averaging approximately 51 percent of its capacity.

     The Bear Creek storage facility. We own a 50 percent interest in Bear Creek Storage Company, which owns and operates an underground natural gas storage facility located in Louisiana. The facility has a capacity of 50 Bcf of base gas and 58 Bcf of working storage. Bear Creek's working storage capacity is committed equally to our TGP system and El Paso's Southern Natural Gas system under long-term contracts.

Regulatory Environment

     Our interstate natural gas systems and storage operations are regulated by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Each system operates under separate FERC approved tariffs that establish rates, terms, and conditions under which each system provides services to its customers. Generally, FERC's authority extends to:

     - transportation of natural gas, rates, and charges;

     - certification and construction of new facilities;

     - extension or abandonment of services and facilities;

     - maintenance of accounts and records;

     - depreciation and amortization policies;

     - acquisition and disposition of facilities;

     - initiation and discontinuation of services; and

     - various other matters.

     Our wholly owned and investee pipelines have tariffs established through filings with FERC that have a variety of terms and conditions, each of which affects its operations and its ability to recover fees for the services it provides. By and large, changes to these fees or terms can only be implemented upon approval by FERC.

     Our interstate pipelines systems are also subject to the Natural Gas Pipeline Safety Act of 1968 that establishes pipeline and liquefied natural gas plant safety requirements, the National Environmental Policy Act, and other environmental legislation. Each of our systems has a continuing program of inspection designed to keep all of our facilities in compliance with pollution control and pipeline safety requirements. We believe that our systems are in substantial compliance with the applicable requirements.

Markets and Competition

     Our interstate systems face varying degrees of competition from alternative energy sources, such as electricity, hydroelectric power, coal, and fuel oil. Also, the potential consequences of proposed and ongoing restructuring and deregulation of the electric power industry are currently unclear. Restructuring and deregulation may benefit the natural gas industry by creating more demand for natural gas turbine generated electric power, or it may hamper demand by allowing a more effective use of surplus electric capacity through increased wheeling as a result of open access.

     TGP's customers include natural gas producers, marketers and end-users, as well as other gas transmission and distribution companies, none of which individually represents more than 10 percent of the revenues on TGP's system. Currently, over 70 percent of TGP's capacity is subject to firm contracts expiring after 2001. These contracts have an average term in excess of five years. TGP continues to pursue future markets and customers for the capacity that is not committed beyond 2001 and expects this capacity will be placed under a combination of long-term and short-term contracts. However, there can be no assurance that TGP will be able to replace these contracts or that the terms of new contracts will be as favorable to TGP as the existing ones.

     In a number of key markets, TGP faces competitive pressures from other major pipeline systems, which enable local distribution companies and end-users to choose a supplier or switch suppliers based on the short-term price of natural gas and the cost of transportation. Competition among pipelines is particularly intense in TGP's supply areas, Louisiana and Texas. In some instances, TGP has had to discount its transportation rates in order to maintain market share. The renegotiation of TGP's expiring contracts may be adversely affected by these competitive factors.

                                MERCHANT ENERGY

     Our Merchant Energy segment is a market maker involved in a broad range of activities in the wholesale energy marketplace, including asset ownership, trading and risk management, and financial services. Merchant

Energy is organized into six functional units, each with complementary activities that support our overall global merchant energy model. These units are:

     - Marketing and Origination;

     - Trading and Risk Management;

     - Power Generation;

     - LNG;

     - Financial Services; and

     - Operations.

     Marketing and Origination. The Marketing and Origination unit provides energy solutions in natural gas, power, and other energy commodity markets. This unit also markets capacity from power and natural gas assets, and creates innovative structured transactions to enhance the value of Merchant Energy's assets. This unit is able to provide its customers with flexible solutions to meet their energy supply and financial risk management requirements by utilizing its knowledge of the marketplace, natural gas pipelines, storage, and power transmission infrastructures, supply aggregation, transportation management and valuation, and integrated price risk management. They also enter into short and long term energy supply and purchase contracts and perform total energy infrastructure outsourcing for customers.

     Trading and Risk Management. The Trading and Risk Management unit trades natural gas, power, other energy commodities, and related financial instruments in North America and Europe and provides pricing and valuation analysis for the Marketing and Origination unit. Using the financial markets, this unit manages the inherent risk of Merchant Energy's asset and trading portfolios using value-at-risk limits set by El Paso's Board of Directors and optimizes the value inherent in the segment's asset portfolio.

     During 2000, the Marketing and Origination and Trading and Risk Management units grew their combined physical and financially settled volumes by approximately 40% to 106,656 BBtue/d. Power marketed during 2000 increased by over 43 percent. We expect our marketed volumes to significantly increase in 2001.

     Marketing and trading energy commodity volumes for the years ended December 31 were:

                                                             2000      1999     1998
                                                            -------   ------   ------
Physical natural gas marketed (BBtu/d)....................    6,899    6,713    7,089
Power marketed (MMWh).....................................  113,652   79,361   55,210
Financial settled volumes (BBtue/d).......................   98,574   68,678   31,793

     Power Generation. Our Power Generation unit is one of the largest non-utility generators in the U.S., and currently owns or has interests in 64 power plants in 16 countries. These plants represent 17,153 gross megawatts of generating capacity. Of these facilities, 75 percent are natural gas fired, 15 percent are geothermal, with the remaining 10 percent utilizing natural gas liquids, coal, and other fuels. During 2000, Merchant Energy continued acquiring domestic non-utility generation assets, especially those with above-market power purchase agreements. As part of these efforts, we used Chaparral Investors, L.L.C. (also referred to as Electron) to expand Merchant Energy's growth in the power generation business. Through Chaparral, Merchant Energy has invested in 27 U.S. power generation facilities with a total generating capacity of approximately 5,600 gross megawatts. A subsidiary of Merchant Energy serves as the manager of Chaparral and its wholly-owned subsidiary, Mesquite Investors, L.L.C., under a management agreement which expires in 2006. As compensation for managing Chaparral, Merchant Energy is paid an annual performance-based management fee.

     Detailed below are brief descriptions, by region, of Merchant Energy's power generation projects that are either operational or in various stages of construction or development.

                                                                       NUMBER OF      GROSS
REGION                                  PROJECT STATUS                 FACILITIES   MEGAWATTS
------                                  --------------                 ----------   ---------
North America
  East Coast              Operational...............................       13         3,263
                          Under Construction........................        1           716
                          Under Development.........................        3         1,664
  Central                 Operational...............................        7         1,253
  West Coast              Operational...............................       21         1,036
South America             Operational...............................        7         4,114
                          Under Construction........................        1           470
Asia                      Operational...............................        5         2,589
                          Under Construction........................        2         1,108
Europe                    Operational...............................        3           544
                          Under Construction........................        1           396
                                                                           --        ------
          Total.....................................................       64        17,153
                                                                           ==        ======

     LNG. The LNG unit contracts for liquefied natural gas terminalling and regasification capacity, coordinates short and long term LNG supply deliveries, and is developing an international LNG supply and marketing business. As of December 31, 2000, our LNG unit has contracted for over 280 Bcf per year of LNG regasification capacity at three locations along the Eastern Coast of the U.S. and one location in Louisiana. In the Caribbean, we have contracted for 105 Bcf per year of long term supplies of LNG with deliveries scheduled to begin in 2002.

     Financial Services. The Financial Services unit provides financing to the energy and power industries and provides institutional funds management. Merchant Energy owns EnCap Investments, an institutional funds management firm specializing in financing independent oil and natural gas producers. EnCap manages three separate institutional oil and natural gas investment funds in the U.S., and serves as investment advisor to Energy Capital Investment Company PLC, a publicly traded investment company in the United Kingdom. During 2000, we acquired Enerplus Global Energy Management, Inc., an institutional and retail funds management firm in Canada. Combined, EnCap and Enerplus manage funds with a market value of approximately $2 billion. In addition to EnCap and Enerplus, Merchant Energy's Financial Services unit holds investments of approximately $62 million. Also in 2000, it began originating financing for North American power development projects. As of December 31, 2000, it had funded $5 million of loans with additional commitments for $68 million.

     Operations. The Operations unit conducts the day-to-day operations of Merchant Energy's assets in close coordination with the Marketing and Origination, and Trading and Risk Management units. Our Operations unit operates 13 generating facilities in the U.S. and three facilities in two foreign countries.

     Finance and Administration. In addition to its functional units, Merchant Energy has a Finance and Administration unit that implements financing strategies for its assets, and provides accounting and administrative services for the segment's activities.

  Regulatory Environment

     Merchant Energy's domestic power generation activities are regulated by FERC under the Federal Power Act with respect to its rates, terms, and conditions of service and other reporting requirements. In addition, exports of electricity outside of the U.S. must be approved by the Department of Energy. Its cogeneration power production activities are regulated by FERC under the Public Utility Regulatory Policies Act with respect to rates, procurement and provision of services, and operating standards. All of its power generation activities are also subject to U.S. Environmental Protection Agency (EPA) regulations.

     Merchant Energy's foreign operations are regulated by numerous governmental agencies in the countries in which these projects are located. Generally, many of the countries in which Merchant Energy conducts and will conduct business have recently developed or are developing new regulatory and legal structures to accommodate private and foreign-owned businesses. These regulatory and legal structures and their interpretation and application by administrative agencies are relatively new and sometimes limited. Many detailed rules and procedures are yet to be issued and we expect that the interpretation of existing rules in these jurisdictions will evolve over time. We believe that our operations are in compliance in all material respects with all applicable environmental laws and regulations in the applicable foreign jurisdictions. We also believe that the operations of our projects in many of these countries eventually may be required to meet standards that are comparable in many respects to those in effect in the U.S. and in countries within the European Community.

  Markets and Competition

     Merchant Energy maintains a diverse supplier and customer base. During 2000, Merchant Energy's activities served over 900 suppliers and over 1,300 sales customers around the world.

     Merchant Energy's trading, marketing, and power development businesses operate in a highly competitive environment. Its primary competitors include:

     - affiliates of major oil and natural gas producers;

     - multi-national energy infrastructure companies;

     - large domestic and foreign utility companies;

     - affiliates of large local distribution companies;

     - affiliates of other interstate and intrastate pipelines; and

     - independent energy marketers and power producers with varying scopes of operations and financial resources.

     Merchant Energy competes on the basis of price, access to production, understanding of pipeline and transmission networks, imbalance management, experience in the marketplace, and counterparty credit.

     Many of Merchant Energy's generation facilities sell power pursuant to long-term agreements with investor-owned utilities in the U.S. Because of the terms of its power purchase agreements for its facilities, Merchant Energy's revenues are not significantly impacted by competition from other sources of generation for these facilities. The power generation industry is rapidly evolving, and regulatory initiatives have been adopted at the federal and state level aimed at increasing competition in the power generation business. As a result, it is likely that when the power purchase agreements expire, these facilities will be required to compete in a significantly different market in which operating efficiency and other economic factors will determine success. Merchant Energy is likely to face intense competition from generation companies as well as from the wholesale power markets. The successful acquisition of new business opportunities is dependent upon Merchant Energy's ability to respond to requests to provide new services, mitigate potential risks, and maintain strong business development, legal, financial, and operational support teams with experience in the respective marketplace.

                                 FIELD SERVICES

     Our Field Services segment provides customers with wellhead-to-mainline services, including natural gas gathering, storage, products extraction, fractionation, dehydration, purification, compression, transportation of natural gas and natural gas liquids, and intrastate natural gas transmission services. It also provides well-ties and offers real-time information services, including electronic wellhead gas flow measurement, and works with Merchant Energy to provide fully bundled natural gas services with a broad range of pricing options as well as financial risk management products.

     Field Services' assets include natural gas gathering and natural gas liquids pipelines, treating, processing, and fractionation facilities in the San Juan Basin, the producing regions of east and south Texas, and Louisiana.

     Through our subsidiaries, we own approximately 8 percent of Energy Partner's common units. Energy Partners is El Paso's primary vehicle for the acquisition and development of midstream energy infrastructure assets. Energy Partners' assets provide gathering, transportation, storage, and other related activities for producers of natural gas and oil. Energy Partners owns or has interests in twelve natural gas and oil pipeline systems, seven offshore platforms, two natural gas storage facilities, five producing oil and natural gas properties, and an overriding royalty interest in a non-producing oil and natural gas property. As a result of El Paso's merger with Coastal in January 2001, Energy Partners sold its interests in several assets in the Gulf of Mexico. These sales consisted of interests in seven natural gas pipeline systems, a dehydration facility and two offshore platforms. Energy Partners completed these sales in March of 2001.

     In December 2000, Field Services purchased PG&E's Texas Midstream operations for $887 million, including the assumption of $527 million of debt. We accounted for the acquisition as a purchase. The acquired assets consisted of 7,500 miles of natural gas transmission and natural gas liquids pipelines that transport approximately 2.8 Bcf/d, nine natural gas processing and fractionation plants that process 1.5 Bcf/d, and rights to 7.2 Bcf of natural gas storage capacity. These assets serve a majority of the metropolitan areas and the largest industrial load centers in Texas, as well as numerous natural gas trading hubs. These assets also create a physical link between our TGP system and the El Paso Natural Gas system. In the first quarter of 2001, Field Services sold some of these acquired natural gas liquids transportation and fractionation assets to Energy Partners. The assets sold included more than 600 miles of natural gas liquids gathering and transportation pipelines and three fractionation plants located in south Texas.

     The following tables provide information concerning Field Services' natural gas gathering and transportation facilities, its processing facilities, and its facilities accounted for under the equity method as of December 31, 2000, and for the three years ended December 31:

                                                    THROUGHPUT    AVERAGE THROUGHPUT (BBTUE/D)(2)    PERCENT OF
                                      MILES OF       CAPACITY     --------------------------------   OWNERSHIP
GATHERING & TREATING                 PIPELINE(1)   (MMCFE/D)(2)     2000        1999        1998      INTEREST
--------------------                 -----------   ------------   --------    --------    --------   ----------
Western Division...................     5,555         1,200        1,237       1,262       1,191        100
Eastern Division...................     1,251           909          271         386         424        100
Central Division(3)................     9,890         6,760        1,425       1,528       1,771        100
Energy Partners(4)(5)..............     2,076           412          206         186          --          8
Oasis(6)...........................       608           350          268         263         289         --
Viosca Knoll(5)....................       125            10            6         142         287         --

                                            AVG. INLET VOLUME     AVERAGE NATURAL GAS LIQUIDS
                                 INLET         (BBTU/D)(2)             SALES (MGAL/D)(2)         PERCENT OF
                              CAPACITY(2)   ------------------   -----------------------------   OWNERSHIP
PROCESSING PLANTS              (MMCF/D)     2000   1999   1998    2000       1999       1998      INTEREST
-----------------             -----------   ----   ----   ----   -------    -------    -------   ----------
Western Division............       600      635    650    586      384        432        370        100
Eastern Division............       369      121    140    160      222        264        349        100
Central Division(3).........     1,883      309    242    269      307        202        208        100
Coyote Gulch................       120       87     97     69       --         --         --         50

---------------

(1) Mileage amounts are approximate for the total systems and have not been reduced to reflect Field Services' net ownership.

(2) All volumetric information reflects Field Services' net interest and is subject to increases or decreases depending on operating pressures and point of delivery into or out of the system.

(3) Reflects the acquisition of PG&E's Texas Midstream operations in December 2000.

(4) In the first quarter of 2001, Energy Partners sold their interests in several of its gathering, transmission, and treating systems in the Gulf of Mexico. Total miles of the pipelines sold were 881. Our net interest in these systems included combined throughput capacity of 144 MMcfe/d and average throughput for the years ended December 31, 2000, and 1999 of 64 BBtue/d and 74 BBtue/d.

(5) Field Services sold its 49 percent interest in Viosca Knoll to Energy Partners in June 1999 and its remaining one percent interest in September 2000.

(6) Field Services sold its 35 percent interest in Oasis in December 2000.

  Regulatory Environment

     Some of Field Services' operations are subject to regulation by FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Each pipeline subject to regulation operates under separate FERC approved tariffs with established rates, terms and conditions under which the pipeline provides services.

     In addition, some of Field Services' operations, directly owned or owned through equity investments, are subject to the Natural Gas Pipeline Safety Act of 1968, the Hazardous Liquid Pipeline Safety Act, and the National Environmental Policy Act. Each of the pipelines has a continuing program of inspection designed to keep all of the facilities in compliance with pollution control and pipeline safety requirements and Field Services believes that these systems are in substantial compliance with applicable requirements.

  Markets and Competition

     Field Services competes with, among others, major interstate and intrastate pipeline companies in the transportation of natural gas and natural gas liquids. Field Services also competes with major integrated energy companies, independent natural gas gathering and processing companies, natural gas marketers, and oil and natural gas producers in gathering and processing natural gas and natural gas liquids. Competition for throughput and natural gas supplies is based on a number of factors, including price, efficiency of facilities, gathering system line pressures, availability of facilities near drilling activity, service, and access to favorable downstream markets.

                         CORPORATE AND OTHER OPERATIONS

     Corporate and other operations include liabilities of our discontinued operations and businesses.

                                 ENVIRONMENTAL

     A description of our environmental activities is included in Item 8, Financial Statements and Supplementary Data, Note 8, and is incorporated by reference herein.

                                   EMPLOYEES

     As of March 19, 2001, we had approximately 2,300 full-time employees, none of which are subject to collective bargaining arrangements.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers as of March 19, 2001, are listed below.

                 NAME                                            OFFICE                          AGE
                 ----                                            ------                          ---
William A. Wise........................  Chairman of the Board, President and Chief Executive    55
                                         Officer
H. Brent Austin........................  Executive Vice President and Chief Financial Officer    46
Joel Richards III......................  Executive Vice President                                54
Britton White Jr.......................  Executive Vice President and General Counsel            57

     Mr. Wise became our Chairman of the Board, President and Chief Executive Officer in December 1996. Mr. Wise has been Chief Executive Officer of El Paso since January 1990 and Chairman of El Paso's Board of Directors since January 2001. He was also Chairman of El Paso's Board of Directors from January 1994 until October 1999. Mr. Wise became the President of El Paso in July 1998 and also served in that capacity from January 1990 to April 1996. Mr. Wise is a member of the Board of Directors of Battle Mountain Gold Company and is the Chairman of the Board of El Paso Energy Partners Company, the general partner of Energy Partners.

     Mr. Austin has been our Executive Vice President and Chief Financial Officer since June 1997. From December 1996 until June 1997, he was Senior Vice President and Chief Financial Officer. Mr. Austin has been Executive Vice President of El Paso since May 1995. He has been El Paso's Chief Financial Officer since April 1992. Prior to that period, he served in various positions with Burlington Resources Inc.

     Mr. Richards has been our Executive Vice President since June 1997. From December 1996 until June 1997, he was Senior Vice President. Mr. Richards has been Executive Vice President of El Paso since December 1996. From January 1991 until December 1996, he was Senior Vice President of El Paso.

     Mr. White has been our Executive Vice President and General Counsel since June 1997. From December 1996 until June 1997, he was Senior Vice President and General Counsel. Mr. White has been Executive Vice President of El Paso and General Counsel of El Paso since December 1996. Prior to that period, he was a Senior Vice President and General Counsel of El Paso.

     Executive officers hold offices until their successors are elected and qualified, subject to their earlier removal.

ITEM 2. PROPERTIES

     A description of our properties is included in Item 1, Business, and is incorporated by reference herein.

     We are of the opinion that we have satisfactory title to the properties owned and used in our businesses, subject to the liens for current taxes, liens incident to minor encumbrances, and easements and restrictions that do not materially detract from the value of such property or the interests therein or the use of such properties in our businesses. We believe that our physical properties are adequate and suitable for the conduct of our business in the future.

ITEM 3. LEGAL PROCEEDINGS

     See Item 8, Financial Statements and Supplementary Data, Note 8, which is incorporated by reference herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     All of our common stock, par value $0.01 per share, is owned by El Paso and is not publicly traded. Our Series A preferred stock is traded on the New York Stock Exchange under the symbol EPG_p.

     We pay dividends on our capital stock from time to time from legally available funds that have been approved for payment by our Board of Directors.

     We pay dividends on our Series A preferred stock on a quarterly basis. The dividend rate on our preferred stock is 8 1/4% per annum (2.0625% per quarter). We pay dividends on March 31, June 30, September 30, and December 31 of each year. All dividends payable on outstanding shares of our preferred stock for the quarterly periods ending on or prior to December 31, 2000, have been paid in full.

ITEM 6. SELECTED FINANCIAL DATA

                                                             YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------
                                                    2000      1999     1998     1997     1996
                                                   -------   ------   ------   ------   ------
                                                                  (IN MILLIONS)
Operating Results Data:(1)
  Operating revenues(2)(3).......................  $20,788   $9,670   $8,540   $8,842   $7,554
  Merger-related costs and asset impairment
     charges.....................................       11       75       --       --       --
  Income before extraordinary items and
     cumulative effect of accounting change......      482      186      221      135      170

                                                               AS OF DECEMBER 31,
                                                   -------------------------------------------
                                                    2000      1999     1998     1997     1996
                                                   -------   ------   ------   ------   ------
                                                                  (IN MILLIONS)
Financial Position Data:(1)
  Total assets(3)................................  $19,465   $9,764   $8,393   $9,200   $8,457
  Long-term debt, less current maturities........    1,845    1,459    1,467    1,083    1,152
  Stockholders' equity...........................    3,154    2,430    2,172    1,935    1,797

---------------

(1) Our operating results and financial position reflect the acquisition in December 2000 of PG&E's Texas Midstream operations. This acquisition was accounted for as a purchase and therefore operating results are included in our results prospectively from the purchase date.

(2) We restated historical operating revenues due to the implementation in 2000 of Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, which provides guidance on the gross versus net presentation of revenues and expenses. These reclassifications impacted operating revenues and expenses, but had no impact on net income.

(3) The increase to our 2000 operating revenues and total assets reflects the significant growth in our Merchant Energy operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

     During 1998 and again in 1999, El Paso completed tax-free internal reorganizations of its businesses and those of its subsidiaries. As a result of its 1998 reorganization, Merchant Energy and Field Services became our subsidiaries, and we transferred some of our corporate assets and liabilities and discontinued operations to El Paso. Following this reorganization, we continued to own the Tennessee Gas Pipeline and Midwestern interstate systems, as well as the discontinued operations not included in the transfer to El Paso. In its 1999 reorganization, El Paso contributed its power service business and the merchant operations of Sonat to us. These internal reorganizations were treated as a transfer of ownership between entities under common control and were accounted for in a manner similar to a pooling of interests. Accordingly, all information included herein was restated as though the transactions occurred at the beginning of the earliest period presented.

  Purchase of Texas Midstream Operations

     In late December 2000, we completed our purchase of PG&E's Texas Midstream operations for $887 million, including the assumption of $527 million of debt. We accounted for this acquisition as a purchase. The assets acquired consist of 7,500 miles of natural gas transmission and natural gas liquids pipelines that transport approximately 2.8 Bcf/d, nine natural gas processing plants that process 1.5 Bcf/d, and rights to 7.2 Bcf of natural gas storage capacity. These assets serve a majority of the metropolitan areas and the largest industrial load centers in Texas, as well as numerous natural gas trading hubs. These assets also create a physical link between our TGP system and the EPNG system. In March 2001, Field Services sold some of these acquired natural gas liquids transportation and fractionation assets to Energy Partners. The assets sold include more than 600 miles of natural gas liquids gathering and transportation pipelines and three fractionation plants located in south Texas.

     In December 2000, to comply with a Federal Trade Commission (FTC) order, we sold our interest in Oasis Pipeline Company. Proceeds from the sale were $22 million and we recognized an extraordinary loss of $19 million, net of income taxes of $9 million.

  Merger-Related Costs and Asset Impairment Charges

     In October 1999, El Paso merged with Sonat Inc., and in January 2001, El Paso merged with The Coastal Corporation. The Sonat merger impacted our 1999 operating results, and we expect that additional charges related to the Coastal merger will be incurred in 2001, as the operations of Coastal are integrated with El Paso's and our operations. These costs may include employee severance, retention, and transition charges; write-offs or write-downs of duplicate assets; charges to relocate assets and employees; contract termination charges; and charges to align accounting policies and practices.

     As a result of El Paso's merger with Coastal, we will also be required to sell our Midwestern system. Proceeds from the sale are expected to be approximately $90 million, and will result in a before tax gain of approximately $50 million. We expect to complete this sale in the second quarter of 2001. We will treat this gain as an extraordinary item in our income statement.

     Additionally, in the first quarter of 2001 Energy Partners sold its interest in several offshore assets. These sales consisted of interests in seven natural gas pipeline systems, a dehydration facility and two offshore platforms. Proceeds from these sales were approximately $135 million and resulted in a loss to the partnership of approximately $23 million. As additional consideration for these sales, Field Services committed to pay Energy Partners a series of payments totaling $29 million. This amount, as well as our proportional share of the losses on the sale of the partnership's assets, will be recorded as a charge in our income statement in the first quarter of 2001.

     We do not anticipate the impact of the sale of our Midwestern system or the transactions by or with Energy Partners to have a material effect on our ongoing financial position, operating results, or cash flows.

     Also during the two year period ended December 31, 2000, we incurred a variety of asset impairment charges related to write-downs of operating plants and contracts that were determined to be impaired.

     Our merger-related costs and asset impairment charges are reflected in the results of operations discussed below for each of our segments. The table below provides a summary of our merger-related costs and asset impairment charges by each of our business segments, and in total, for each of the two years ended December 31:

                                                              2000     1999
                                                              ----     ----
                                                              (IN MILLIONS)
Merger-related costs and asset impairment charges
  Merchant Energy...........................................  $ --     $67
  Field Services............................................    11       8
                                                              ----     ---
     Total..................................................  $ 11     $75
                                                              ====     ===

                         SEGMENT RESULTS OF OPERATIONS

     Our business activities are segregated into three segments: Pipelines, Merchant Energy, and Field Services. These segments are strategic business units that offer a variety of different energy products and services. During the fourth quarter of 2000, we combined our International segment with our Merchant Energy segment to reflect the ongoing globalization of the Merchant Energy strategy and its operating activities. In addition, our operating results reflect the acquisition of PG&E's Texas Midstream operations as of the purchase date. We manage each of our segments separately as each requires different technology and marketing strategies. Since earnings from unconsolidated affiliates can be a significant component of earnings in several of our segments, we evaluate segment performance based on earnings before interest expense and taxes, or EBIT, instead of operating income.

     To the extent possible, results of operations have been reclassified to conform to the current business segment presentation, although such results are not necessarily indicative of the results which would have been achieved had the revised business segment structure been in effect during those periods. Operating revenues and expenses by segment include intersegment revenues and expenses which are eliminated in consolidation. Because changes in energy commodity prices have a similar impact on both our operating revenues and cost of products sold from period to period, we believe that gross margin (revenue less cost of sales) provides a more accurate and meaningful basis for analyzing operating results for the Merchant Energy and the Field Services segments. For a further discussion of the individual segments, see Item 8, Financial Statements and Supplementary Data, Note 11.

     The following table presents EBIT by segment and in total, including the merger-related costs and asset impairment charges discussed above, for each of the three years ended December 31:

                                                               2000       1999      1998
                                                              ------      ----      ----
                                                                    (IN MILLIONS)
EARNINGS BEFORE INTEREST EXPENSE AND INCOME TAXES
Pipelines...................................................  $  354      $383      $356
Merchant Energy.............................................     563         3        28
Field Services..............................................      88        78        78
                                                              ------      ----      ----
  Segment EBIT..............................................   1,005       464       462
                                                              ------      ----      ----
Corporate income (expenses), net............................     (17)      (17)        2
                                                              ------      ----      ----
  Consolidated EBIT.........................................  $  988      $447      $464
                                                              ======      ====      ====

PIPELINES

     Our Pipelines segment operates our interstate pipeline businesses. Each of this segment's pipeline systems operates under a separate tariff that governs its operations and rates. Operating results for our pipeline systems have generally been stable because the majority of the revenues are based on fixed demand charges. As a result, we expect changes in this aspect of our business to be primarily driven by regulatory actions and contractual events. Commodity or throughput-based revenues account for a smaller portion of our operating results. These revenues vary from period to period, and system to system, and are impacted by factors such as weather, operating efficiencies, competition from other pipelines, and to a lesser degree, fluctuations in natural gas prices. Results of operations of our Pipelines segment were as follows for each of the three years ending December 31:

                                                               2000        1999        1998
                                                              ------      ------      ------
                                                                      (IN MILLIONS)
Operating revenues..........................................  $  776      $  852      $  799
Operating expenses..........................................    (441)       (492)       (467)
Other income................................................      19          23          24
                                                              ------      ------      ------
  EBIT......................................................  $  354      $  383      $  356
                                                              ======      ======      ======
          Total throughput (BBtu/d).........................   4,635       4,510       4,695
                                                              ======      ======      ======

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Operating revenues for the year ended December 31, 2000, were $76 million lower than the same period in 1999. The decrease was due to the impact of the sale of our East Tennessee Pipeline system in the first quarter of 2000, which El Paso was required to sell under an FTC order as a condition to completing the Sonat merger. Also contributing to the decrease was the impact of customer settlements and contract terminations in 2000, and the favorable resolution of regulatory issues and sale of emission credits in 1999. The decreases were partially offset by higher revenues from transportation and other services due to improved average throughput in 2000.

     Operating expenses for the year ended December 31, 2000, were $51 million lower than the same period in 1999. The decrease was due to cost efficiencies following El Paso's merger with Sonat and lower operating costs on our East Tennessee Pipeline system, which was sold in the first quarter of 2000.

     Other income for the year ended December 31, 2000, was $4 million lower than the same period in 1999 primarily due to a gain on the sale of non-pipeline assets recorded in 1999.

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Operating revenues for the year ended December 31, 1999, were $53 million higher than the same period in 1998. This increase was primarily due to the favorable resolution of regulatory issues in 1999, a downward revision in 1998 of the amount of recoverable interest on gas supply realignment costs, and the resolution of customer imbalance issues in 1999. These increases were partially offset by lower system throughput in 1999.

     Operating expenses for the year ended December 31, 1999, were $25 million higher than the same period in 1998. The increase was primarily due to an increase in shared services allocations.

MERCHANT ENERGY

     Merchant Energy is a market maker involved in a wide range of activities in the wholesale energy market place, including trading and risk management, asset ownership and financial services. Each of the markets served by Merchant Energy is highly competitive, and is influenced directly or indirectly by energy market economics.

     Merchant Energy's trading and risk management activities provide sophisticated energy trading and energy management solutions for its customers and affiliates involving primarily natural gas and power. Within its trading and risk management operations, Merchant Energy originates transactions with its customers to assist them with energy supply aggregation, storage and transportation management, as well as valuation and risk management. Merchant Energy maintains a substantial trading portfolio that balances its position risk across multiple commodities and over seasonally fluctuating energy demands. During 2000, U.S. energy supply and demand resulted in substantial volatility in the energy markets that significantly impacted Merchant Energy's earnings opportunities. This volatility is expected to continue for 2001, although not necessarily at the same levels we experienced in 2000.

     Merchant Energy is a provider of power and natural gas to the state of California. During the latter half of 2000, and continuing into 2001, California has experienced sharp increases in natural gas prices and wholesale power prices due to energy shortages resulting from the concurrence of a variety of circumstances, including unusually warm summer weather followed by high winter demand, low gas storage levels, poor hydroelectric power conditions, maintenance downtime of significant generation facilities, and price caps that discouraged power movement from other nearby states into California.

     The increase in power prices caused by the imbalance of natural gas and power supply and demand coupled with electricity price caps imposed on rates allowed to be charged to California electricity customers has resulted in large cash deficits to the two major California utilities, Southern California Edison and Pacific Gas and Electric. As a result, both utilities have defaulted on payments to creditors and have accumulated substantial under collections from customers, which has resulted in their credit ratings being downgraded in 2001 from above investment grade to below investment grade. The utilities filed for emergency rate increases with the California Public Utilities Commission and are working with the state authorities to restore the companies' financial viability. We have historically been one of the largest suppliers of energy to California, and we are actively participating with all parties in California to be a part of a long-term, stable solution to California's energy needs. As of March 2001, Merchant Energy believes its exposure for sales of power and gas to the state of California, including receivables related to its interest in California power plant investments, is approximately $50 million, net of credit reserves to reflect market uncertainties.

     Merchant Energy's asset ownership activities include global power plants and the power facilities owned and managed on behalf of Chaparral. Its asset-based businesses include power plants in 16 countries. Merchant Energy is also actively involved in developing a global LNG operation. During 2000, Merchant Energy earned $80 million in fee based revenue from Chaparral and was reimbursed $20 million for operating expenses. We expect the 2001 fee based revenue to increase to approximately $147 million based on the growth in the Chaparral asset portfolio.

     In the financial services area, Merchant Energy owns EnCap and Enerplus, and conducts other energy financing activities. EnCap manages three separate oil and natural gas investment funds in the U.S., and serves as an investment advisor to one fund in Europe. EnCap also facilitates investment in emerging energy companies and earns a return from these investments. In 2000, Merchant Energy acquired Enerplus, a

Canadian investment management company through which it conducts fund management activities similar to EnCap, but in Canada. Below are Merchant Energy's operating results and an analysis of those results for each of the three years ended December 31:

                                                              2000    1999    1998
                                                              -----   -----   -----
                                                                  (IN MILLIONS)
Trading gross margin........................................  $ 406   $  91   $  71
Operating and other revenues................................    291     119      58
Operating expenses..........................................   (264)   (301)   (166)
Other income................................................    130      94      65
                                                              -----   -----   -----
  EBIT......................................................  $ 563   $   3   $  28
                                                              =====   =====   =====

VOLUMES

                                                               2000      1999     1998
                                                              -------   ------   ------
                                                               (EXCLUDES INTRASEGMENT
                                                                    TRANSACTIONS)
Physical
  Natural Gas (BBtue/d).....................................    6,899    6,713    7,089
  Power (MMWh)..............................................  113,652   79,361   55,210
  Petroleum (MBbls).........................................    7,772    4,990   21,716
Financial Settlements (Bbtue/d).............................   98,574   68,678   31,793

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Trading gross margin represents revenue from physical energy commodity sales less costs of these sales as well as results from financial trading activities. For the year ended December 31, 2000, trading gross margin was $315 million higher than the same period in 1999. Commodity marketing and trading margins increased due to significant price volatility in natural gas and power markets which increased the value of our trading portfolio during 2000. Also contributing to the increase was higher income from power transactions originated in 2000 versus 1999. These increases were partially offset by natural gas transactions originated in 1999.

     Operating and other revenues represent all operating and other revenues, excluding revenue from energy commodity sales. For the year ended December 31, 2000, these revenues were $172 million higher than the same period in 1999. The increase was due to higher asset management fees earned from Chaparral, which began operations during the fourth quarter of 1999, the consolidation of a Brazilian power project in the latter part of 1999, and higher income on the West Georgia power project, a seasonal peaking facility, which began operating in June 2000. Encap's financial services activities in 2000, and the acquisition of Enerplus in March 2000 also contributed to the increase.

     Operating expenses for the year ended December 31, 2000, were $37 million lower than the same period in 1999. The decrease was due to higher reimbursements in 2000 of general and administrative costs relating to Chaparral, a 1999 charge to eliminate a minority investor in Sonat's marketing joint venture following the Sonat merger, and 1999 asset writedowns and charges to conform and consolidate accounting practices and policies with those of Sonat following the merger. The decrease was partially offset by higher general and administrative expenses and project development costs relating to international projects in 2000.

     Other income for the year ended December 31, 2000, was $36 million higher than the same period in 1999. The increase was due to higher earnings from power projects and investments, primarily CE Generation, which was acquired in March 1999, as well as the benefit realized from the formation of our East Asia Power joint venture in March 2000. Also contributing to the increase was a settlement received from our Indonesian project in May 2000, and higher interest income. These increases were partially offset by lower equity earnings from investments in various international projects, primarily our investment in East Asia Power in the Philippines.

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Trading gross margin for the year ended December 31, 1999, was $20 million higher than the same period in 1998. Commodity marketing and trading margins increased due to transactions originated in 1999, partially offset by a decrease in trading margins in 1999.

     Operating and other revenues for the year ended December 31, 1999, were $61 million higher than the same period in 1998. The increase was primarily due to management fees earned from Chaparral, revenues from a Brazilian power project consolidated during the latter part of 1999, and revenues from consolidated power generation facilities acquired in December 1998.

     Operating expenses for the year ended December 31, 1999, were $135 million higher than the same period in 1998. The increase was due to higher operating costs associated with an increase in power activities, operating expenses on consolidated power generation facilities acquired in December 1998, a 1999 charge to eliminate a majority interest in Sonat's marketing joint venture following the Sonat merger, and 1999 asset writedowns and charges to conform and consolidate accounting practices and policies with those of Sonat following the merger. Also contributing to the increase were higher general and administrative costs and higher operating costs from our Brazilian power project. The increases were partially offset by lower project development costs on international projects in 1999.

     Other income for the year ended December 31, 1999, was $29 million higher than the same period in 1998. The increase was due to higher earnings from power projects and investments, primarily CE Generation, higher interest income, and 1999 equity swap gains recognized on our CAPSA project. These increases were partially offset by 1998 gains on the sale of project-related activities and surplus power equipment.

FIELD SERVICES

     Field Services provides a variety of services for the midstream component of our operations, including gathering and treating of natural gas, processing and fractionation of natural gas, natural gas liquids and natural gas derivative products, such as butane, ethane, and propane. A subsidiary of Field Services also serves as the general partner of Energy Partners, a publicly traded, master limited partnership. As the general partner, Field Services earns a combination of management fees and partner distributions for services rendered to Energy Partners. Field Services attempts to balance its earnings from these activities through a combination of contractually based and market based services.

     The gathering and treating operations earn margins substantially from fee-based services. This means revenues are the product of a market price, usually related to the monthly natural gas price index, and the volume gathered. During most of 2000, Field Services hedged a substantial amount of the risk associated with the changes in natural gas prices by entering into forward natural gas derivatives.

     Processing and fractionation operations earn a margin based on both fee-based contracts and make-whole contracts. Make-whole contracts allow us to retain the extracted liquid products and to return to the producer a Btu equivalent amount of natural gas. During periods when natural gas and liquid prices are volatile, Field Services may be at greater price risk under its make-whole contracts. Make-whole contracts constitute a greater portion of the operating contracts acquired in late December in connection with our acquisition of PG&E's Texas Midstream operations.

     Field Services' operating results and an analysis of those results are as follows for each of the three years ended December 31:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                              2000       1999       1998
                                                              -----      -----      -----
                                                                     (IN MILLIONS)
Gathering and treating margin...............................  $ 178      $ 162      $ 157
Processing margin...........................................     69         44         48
Other margin................................................      2          1          3
                                                              -----      -----      -----
          Total gross margin................................    249        207        208
Operating expenses..........................................   (165)      (161)      (142)
Other income................................................      4         32         12
                                                              -----      -----      -----
  EBIT......................................................  $  88      $  78      $  78
                                                              =====      =====      =====
Volume and prices
  Gathering and treating
     Volumes (BBtu/d).......................................  3,468      3,821      4,067
                                                              =====      =====      =====
     Prices ($/MMBtu).......................................  $0.17      $0.14      $0.13
                                                              =====      =====      =====
  Processing
     Volumes (inlet BBtu/d).................................  1,065      1,032      1,014
                                                              =====      =====      =====
     Prices ($/MMBtu).......................................  $0.18      $0.12      $0.13
                                                              =====      =====      =====

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Total gross margin for the year ended December 31, 2000, was $42 million higher than the same period in 1999. Gathering and treating margins increased due to higher average gathering rates, predominately in the San Juan Basin, which are substantially indexed to natural gas prices, and higher average condensate prices. The higher 2000 margin was partially offset by lower gathering and treating volumes due to the sale of El Paso Intrastate-Alabama, a gathering system in the coal-bed methane producing regions of Alabama, to El Paso Energy Partners in March 2000. Processing margins increased due to higher liquids prices in 2000 and the acquisition, in April 2000, of an interest in the Indian Basin processing assets.

     Operating expenses for the year ended December 31, 2000, were $4 million higher than the same period in 1999 due to higher depreciation and amortization from assets transferred from El Paso Natural Gas to Field Services following a FERC order as well as the December 2000 impairment charge related to the Needle Mountain processing facility due to unrecoverability of costs. The increase was partially offset by the impairment of gathering assets in 1999, lower costs for labor and benefits, and cost recoveries from managed facilities.

     Other income for the year ended December 31, 2000, was $28 million lower than the same period in 1999. The decrease was primarily due to net gains in 1999 from the sale of our interest in the Viosca Knoll Gathering System to Energy Partners in June 1999, as well as lower equity earnings following the sale of our interest in Viosca Knoll.

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Total gross margin for the year ended December 31, 1999 was $1 million lower than the same period in 1998. Gathering and treating margins increased due to higher volumes and average gathering rates, which are substantially indexed to natural gas prices, partially offset by the elimination of margins on assets in the Anadarko Basin that were sold in September 1998. Processing margins decreased due to lower liquids prices and the sale of two processing facilities in 1999.

     Operating expenses for the year ended December 31, 1999 were $19 million higher than the same period in 1998. The increase was due to higher shared services allocations in 1999, the impairment of gathering assets in the fourth quarter of 1999, and an increase in depreciation and amortization resulting from acquisitions.

     Other income for the year ended December 31, 1999, was $20 million higher than the same period in 1998. The increase was due to net gains in 1999 from the sale of our interest in Viosca Knoll offset by lower equity earnings following the sale of Viosca Knoll.

INTEREST AND DEBT EXPENSE

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Non-affiliated Interest and Debt Expense

     Non-affiliated interest and debt expense for the year ended December 31, 2000, was $6 million higher than 1999 due to higher finance costs on international projects, higher Merchant Energy over-the-counter margins, and higher average commercial paper borrowings.

Affiliated Interest and Debt Expense

     Affiliated interest expense for the year ended December 31, 2000, was $82 million higher than 1999 due to an increase in advances from El Paso for ongoing capital projects, investment programs, and operating requirements. The increase was also due to higher average interest rates with El Paso in 2000.

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Non-affiliated Interest and Debt Expense

     Non-affiliated interest and debt expense for the year ended December 31, 1999, was $13 million higher than 1998 due to increased borrowings to fund capital expenditures, acquisitions, and other investing expenditures offset by higher interest capitalized in 1999 from project investment and development activities primarily in the Merchant Energy segment.

Affiliated Interest and Debt Expense

     Affiliated interest expense, net for the year ended December 31, 1999, was $12 million higher than 1998, primarily due to an increase in affiliated average debt balance borrowings by us.

INCOME TAX EXPENSE

     Income tax expense for the years ended December 31, 2000, 1999, and 1998, was $242 million, $85 million, and $92 million. These amounts resulted in effective tax rates of 33 percent, 31 percent, and 29 percent. Differences in our effective tax rates from the statutory tax rate of 35 percent were primarily a result of the following factors:

     - state income taxes;

     - earnings from unconsolidated equity investees where we anticipate receiving dividends;

     - foreign income, not taxed in the U.S., but taxed at foreign tax rates;
       and

     - the non-deductible portion of merger-related costs.

     For a reconciliation of the statutory rate of 35 percent to the effective rates in each of the three years ended December 31, 2000, see Item 8, Financial Statements and Supplementary Data, Note 4.

                        LIQUIDITY AND CAPITAL RESOURCES

CASH FROM OPERATING ACTIVITIES

     Net cash used in our operating activities was $1,025 million for the year ended December 31, 2000, compared to net cash provided by operating activities of $325 million for 1999. The increase in cash used in operations was primarily a result of cash expended in our price risk management activities as well as higher trading receivables and payables related to substantial growth in our trading portfolio and higher prices in the energy commodity markets. We also had higher interest and income tax payments in 2000. In 2001, we anticipate cash demands from our expanded merchant activities to continue.

CASH FROM INVESTING ACTIVITIES

     Net cash used in our investing activities was $852 million for the year ended December 31, 2000. Our investing activities principally consisted of additions to joint ventures and equity investments, including an increase in our Chaparral equity investment, the purchase of an additional 18.5% interest in an Argentine company, CAPSA, and the purchase of an investment in a Korean power company, Korea Independent Energy Corporation (formerly Hanwha Energy Co., Ltd.). Other investing activities in 2000 included the acquisitions of PG&E's Texas Midstream Operations, the acquisition of Enerplus Global Management, an interest in the Indian Basin gas processing plant assets, and expenditures for expansion and construction projects. Cash inflows from investment related activities included proceeds from the sales of our East Tennessee Pipeline system, West Georgia Generating Company, and El Paso Intrastate-Alabama pipeline system. We also received proceeds from the formation of our East Asia Power joint venture.

CASH FROM FINANCING ACTIVITIES

     Net cash provided by our financing activities was $2,024 million for the year ended December 31, 2000. Cash provided from our financing activities included proceeds from capital contributions provided to us by El Paso related to an increase in our Chaparral equity investment and the Enerplus Global Management acquisition and advances from El Paso. Financing activities also included the repayment of short-term borrowings, the issuance and repayment of notes related to East Asia Power, and the payment of dividends.

LIQUIDITY

     We rely on cash generated from internal operations as our primary source of liquidity, supplemented by our available credit facilities and commercial paper programs. The availability of borrowings under our credit agreements is subject to specified conditions, which we believe we currently meet. These conditions include compliance with the financial covenants and ratios required by our agreements, absence of default under these agreements, and continued accuracy of our representations and warranties (including the absence of any material adverse changes since the specified dates).

     We expect that future funding for our working capital needs, capital expenditures, acquisitions, other investing activities, long-term debt retirements, payments of dividends and other financing expenditures will be provided by internally generated funds, commercial paper issuances, available capacity under existing credit facilities, the issuance of new long-term debt or equity, and/or contributions from El Paso. For a discussion of our financing arrangements, see Item 8, Financial Statements and Supplementary Data, Note 7.

COMMITMENTS AND CONTINGENCIES

     See Item 8, Financial Statements and Supplementary Data, Note 8, for a discussion of our Commitments and Contingencies which is incorporated by reference herein.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We utilize derivative financial instruments to manage market risks associated with energy commodities and interest and foreign currency exchange rates. Our market risks are monitored by El Paso's corporate risk management committee that operates independently from our business segments that create or actively manage these risk exposures to ensure compliance with our overall stated risk management policies as approved by El Paso's Board of Directors.

TRADING COMMODITY PRICE RISK

     Our Merchant Energy segment is exposed to market risks inherent in the financial instruments it uses for trading energy and energy related commodities. Merchant Energy records its energy trading activities, including transportation capacity and storage at fair value. Changes in fair value are reflected in our income statement. Merchant Energy's policy is to manage commodity price risks through a variety of financial instruments, including:

     - exchange-traded futures contracts involving cash settlements;

     - forward contracts involving cash settlements or physical delivery of an energy commodity;

     - swap contracts which require payment to (or receipts from) counterparties based on the difference between fixed and variable prices for the commodity;

     - exchange-traded and over-the-counter options; and

     - other contractual arrangements.

     Merchant Energy manages its market risk, subject to parameters established by El Paso's corporate risk management committee. Comprehensive risk management processes, policies, and procedures have been established to monitor and control its market risk. El Paso's risk management committee also continually reviews these policies to ensure they are responsive to changing business conditions.

     Merchant Energy measures the risk in its commodity and energy related contracts on a daily basis utilizing a Value-at-Risk model to determine the maximum potential one-day unfavorable impact on its earnings, due to normal market movements, and monitors its risk in comparison to established thresholds. The Value-at-Risk computations capture a significant portion of the exposure related to option positions, and utilize historical price movements over a specified period to project future price movements in the energy markets. Merchant Energy also utilizes other measures to provide additional assurance that the risks in its commodity and energy related contracts are being properly monitored on a daily basis, including sensitivity analysis, position limit control and credit risk management.

     Based on a confidence level of 95 percent and a one-day holding period, Merchant Energy's estimated potential one-day unfavorable impact on income before income taxes and minority interest, as measured by Value-at-Risk, related to contracts held for trading purposes was approximately $19 million, $3 million and $3 million at December 31, 2000, 1999, and 1998. The increase in Value-at-Risk during 2000 reflects the significant increase in our commodity trading activities during the period. In 2000, Merchant Energy's highest, lowest, and average estimated potential one day unfavorable impact on income before taxes and minority interest, as measured by Value-at-Risk were $19 million, $2 million and $9 million. In the fourth quarter of 2000, Merchant Energy also began managing asset based commodity transactions under the same Value-at-Risk methodology utilized for trading purposes. The potential one-day unfavorable impact on income before income taxes and minority interest related to these asset based commodity transactions as measured by Value-at-Risk was $10 million at December 31, 2000. In 2000, the highest, lowest and average estimated one-day unfavorable impact on income before income taxes and minority interest for the asset based commodity transactions, as measured by Value-at-Risk, were $10 million, $5 million, and $8 million. The average value represents the average of the 2000 month end values. The high and low valuations represent the highest and lowest month end values during 2000. Actual losses could exceed those measured by Value-at-Risk.

NON-TRADING COMMODITY PRICE RISK

     We mitigate market risk associated with significant physical transactions through the use of non-trading financial instruments, including forward contracts and swaps. Merchant Energy hedges a portion of its anticipated purchases and sales of natural gas.

     The estimated potential one-day unfavorable impact on income before income taxes and minority interest, as measured by Value-at-Risk, related to our non-trading commodity activities was insignificant at December 31, 2000, 1999, and 1998.

INTEREST RATE RISK

     Many of our debt related financial instruments and project financing arrangements are sensitive to market fluctuations in interest rates. In March 1997, we purchased a 10.5 percent interest in CAPSA for approximately $57 million and entered into an equity swap for an additional 18.5 percent ownership. Under the equity swap, we paid interest to a counterparty, on a quarterly basis, on a notional amount of $100 million at a rate of LIBOR plus
0.85 percent. In exchange, we received 18.5 percent of CAPSA's dividends. In February 1999, we extended the term of the swap and modified the notional amount to $103 million at a rate of LIBOR plus 1.75 percent. In May 2000, we exercised our right to terminate the swap and purchased the counterparty's 18.5 percent ownership interest in CAPSA for approximately $127 million. During the term of this swap, we reflected changes in the market value of the equity swap in our income statement. The termination of the swap did not materially impact our financial statements.

     We also have notes payable to unconsolidated affiliates which reflects our cash management program with El Paso whereby we are advanced cash to fund our operations.

     The table below shows cash flows and related weighted average interest rates of our interest bearing securities, by expected maturity dates. As of December 31, 2000, the carrying amounts of short-term borrowings are representative of fair values because of the short-term maturity of these instruments. The fair value of the long-term debt has been estimated based on quoted market prices for the same or similar issues.

                                                            DECEMBER 31, 2000                                 DECEMBER 31, 1999
                                 ------------------------------------------------------------------------   ---------------------
                                           EXPECTED FISCAL YEAR OF MATURITY OF CARRYING AMOUNTS
                                 ------------------------------------------------------------------------   CARRYING
                                  2001    2002   2003   2004   2005   THEREAFTER   TOTAL     FAIR VALUE     AMOUNTS    FAIR VALUE
                                 ------   ----   ----   ----   ----   ----------   ------   -------------   --------   ----------
                                                          (DOLLARS IN MILLIONS)
LIABILITIES:
Short-term debt -- variable
  rate.........................  $  215                                            $  215      $  215        $  649      $  649
      Average interest rate....     5.6%
Notes payable to unconsolidated
  affiliates -- variable
  interest rate................  $3,769                                            $3,769      $3,769        $1,400      $1,400
                                    6.7%
Long-term debt, including
  current portion -- fixed
  rate.........................  $  132   $107   $ 41   $ 71   $ 91     $1,535     $1,977      $2,004        $1,467      $1,405
      Average interest rate....     9.3%   9.1%  10.2%   9.8%   8.9%       7.7%

FOREIGN CURRENCY EXCHANGE RATE RISK

     We manage our exposure to changes in foreign currency exchange rates by entering into derivative financial instruments, principally foreign currency forward purchase and sale contracts. Our primary exposure relates to changes in foreign currency rates on certain of our merchant activities outside the U.S. not denominated or adjusted to U.S. dollars. The following table summarizes the notional amounts, average settlement rates, and fair value for foreign currency forward purchase and sale contracts as of December 31, 2000:

                                                             NOTIONAL AMOUNT                 FAIR VALUE
                                                               IN FOREIGN       AVERAGE          IN
                                                                CURRENCY       SETTLEMENT   U.S. DOLLARS
                                                              (IN MILLIONS)      RATES      (IN MILLIONS)
                                                             ---------------   ----------   -------------
Canadian Dollars   Purchase................................        1,095         0.673           $(3)
                   Sell....................................          441         0.686             6
                                                                                                 ---
                                                                                                 $ 3
                                                                                                 ===
Korean Won         Sell....................................      132,500        0.0008           $ 1
Philippine Peso    Sell....................................        4,392        0.0203           $ 1

     The following table summarizes foreign currency forward purchase and sale contracts by expected maturity dates along with annual anticipated cash flow impacts as of December 31, 2000:

                                                                     EXPECTED MATURITY DATES
                                                      -----------------------------------------------------
                                                      2001   2002   2003   2004   2005   THEREAFTER   TOTAL
                                                      ----   ----   ----   ----   ----   ----------   -----
                                                                          (IN MILLIONS)
Canadian Dollars   Purchase.........................  $(1)   $(2)   $(1)   $--    $--       $ 1        $(3)
                   Sell.............................    3      2      1     --     --        --          6
                                                      ---    ---    ---    ---    ---       ---        ---
                   Net cash flow effect.............  $ 2    $--    $--    $--    $--       $ 1        $ 3
                                                      ===    ===    ===    ===    ===       ===        ===
Korean Won         Sell.............................  $ 1    $--    $--    $--    $--       $--        $ 1
Philippine Peso    Sell.............................  $ 1    $--    $--    $--    $--       $--        $ 1

EQUITY RISK

     Through Merchant Energy's financial services unit, we manage and invest in private investment funds as well as privately placed securities of both privately and publicly held companies. We account for these investments using investment company accounting. As a result, these holdings are measured at their fair value with changes in fair value recorded in our income statement. The fair value of these investments are determined based on estimates of amounts that would be realized if these securities were sold. Below are the fair values of our investments subject to equity risks at December 31, 2000 and 1999, as well as the impact of a ten percent increase or decrease in the fair values of those investments for each period presented:

                                                 2000                                   1999
                                 ------------------------------------   ------------------------------------
                                              IMPACT OF    IMPACT OF                 IMPACT OF    IMPACT OF
                                              10 PERCENT   10 PERCENT                10 PERCENT   10 PERCENT
                                 FAIR VALUE    INCREASE     DECREASE    FAIR VALUE    INCREASE     DECREASE
                                 ----------   ----------   ----------   ----------   ----------   ----------
                                                                (IN MILLIONS)
Investment funds...............     $ 7          $ 1          $(1)         $ 4          $--          $--
Securities.....................      54            5           (5)           7            1           (1)
Other..........................       1           --           --            1           --           --
                                    ---          ---          ---          ---          ---          ---
          Total................     $62          $ 6          $(6)         $12          $ 1          $(1)
                                    ===          ===          ===          ===          ===          ===

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         EL PASO TENNESSEE PIPELINE CO.

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                                                 YEAR ENDED DECEMBER 31,
                                                               ---------------------------
                                                                2000       1999      1998
                                                               -------    ------    ------
Operating revenues
  Transportation............................................   $   625    $  727    $  729
  Energy commodities........................................    19,401     8,458     7,560
  Gathering and processing..................................       452       285       141
  Other.....................................................       310       200       110
                                                               -------    ------    ------
                                                                20,788     9,670     8,540
                                                               -------    ------    ------
Operating expenses
  Cost of natural gas and other products....................    19,109     8,411     7,411
  Operation and maintenance.................................       543       577       519
  Merger-related costs and asset impairment charges.........        11        75        --
  Depreciation, depletion, and amortization.................       223       247       208
  Taxes, other than income taxes............................        62        62        56
                                                               -------    ------    ------
                                                                19,948     9,372     8,194
                                                               -------    ------    ------
Operating income............................................       840       298       346
                                                               -------    ------    ------
Other income
  Earnings from unconsolidated affiliates...................        61        61        45
  Interest income...........................................        35        30        15
  Net gain on sale of assets................................        24        24        34
  Other, net................................................        28        34        24
                                                               -------    ------    ------
                                                                   148       149       118
                                                               -------    ------    ------
Income before interest, income taxes, and other charges.....       988       447       464
                                                               -------    ------    ------
Non-affiliated interest and debt expense....................       142       136       123
Affiliated interest and debt expense, net...................       122        40        28
Income tax expense..........................................       242        85        92
                                                               -------    ------    ------
                                                                   506       261       243
                                                               -------    ------    ------
Income before extraordinary items and cumulative effect of
  accounting change.........................................       482       186       221
Extraordinary items, net of income taxes....................        58        --        --
Cumulative effect of accounting change, net of income
  taxes.....................................................        --       (13)       --
                                                               -------    ------    ------
Net income..................................................   $   540    $  173    $  221
                                                               =======    ======    ======

                            See accompanying notes.

                         EL PASO TENNESSEE PIPELINE CO.

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                              -------   ------
                                    ASSETS
Current assets
  Cash and cash equivalents.................................  $   179   $   32
  Accounts and notes receivable, net of allowance of $100 in
     2000 and $23 in 1999
     Customer...............................................    2,828      582
     Unconsolidated affiliates..............................      194       91
     Other..................................................      262      223
  Inventory.................................................       84       23
  Deferred income taxes.....................................       41      107
  Assets from price risk management activities..............    4,281      231
  Other.....................................................      544      215
                                                              -------   ------
          Total current assets..............................    8,413    1,504
Property, plant, and equipment, net.........................    6,988    6,004
Investments in unconsolidated affiliates....................    2,070    1,509
Assets from price risk management activities................    1,638      425
Other.......................................................      356      322
                                                              -------   ------
          Total assets......................................  $19,465   $9,764
                                                              =======   ======
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts and notes payable
     Trade..................................................  $ 3,156   $  881
     Unconsolidated affiliates..............................    3,769    1,400
     Other..................................................      179      220
  Short-term borrowings (including current maturities of
     long-term debt)........................................      347      657
  Liabilities from price risk management activities.........    2,880      234
  Other.....................................................      701      299
                                                              -------   ------
          Total current liabilities.........................   11,032    3,691
                                                              -------   ------
Long-term debt, less current maturities.....................    1,845    1,459
                                                              -------   ------
Deferred credits and other..................................
  Deferred income taxes.....................................    1,647    1,409
  Liabilities from price risk management activities.........      898       95
  Other.....................................................      838      592
                                                              -------   ------
                                                                3,383    2,096
                                                              -------   ------
Commitments and contingencies
Minority interest...........................................       51       88
                                                              -------   ------
Stockholders' equity
  Preferred stock, 20,000,000 shares authorized; Series A,
     no par; 6,000,000 shares issued; stated at liquidation
     value..................................................      300      300
  Common stock, par value $0.01 per share; authorized
     100,000 shares; issued 1,971 shares....................       --       --
  Additional paid-in capital................................    1,962    1,707
  Retained earnings.........................................      949      451
  Accumulated other comprehensive income....................      (57)     (28)
                                                              -------   ------
          Total stockholders' equity........................    3,154    2,430
                                                              -------   ------
          Total liabilities and stockholders' equity........  $19,465   $9,764
                                                              =======   ======

                            See accompanying notes.

                         EL PASO TENNESSEE PIPELINE CO.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000       1999      1998
                                                              -------    -------    -----
Cash flows from operating activities
  Net income................................................  $   540    $   173    $ 221
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............      223        247      208
     Deferred income tax expense............................      207         69       93
     Extraordinary items....................................      (99)        --       --
     Net gain on sale of assets.............................      (24)       (24)     (34)
     Undistributed earnings from unconsolidated
       affiliates...........................................      (21)       (30)     (29)
     Non-cash portion of merger-related and asset impairment
       charges..............................................       11         75       --
     Cumulative effect of accounting changes, net of income
       taxes................................................       --         13       --
     Working capital changes, net of non-cash transactions
       Accounts and notes receivable........................   (2,072)       (76)     402
       Change in price risk management activities, net......   (1,816)      (178)     (45)
       Accounts payable.....................................    1,939         92     (440)
       Other working capital changes........................       94        (67)     168
     Other..................................................       (7)        31     (269)
                                                              -------    -------    -----
          Net cash provided by (used in) operating
            activities......................................   (1,025)       325      275
                                                              -------    -------    -----
Cash flows from investing activities
  Capital expenditures......................................     (471)      (458)    (309)
  Additions to investments..................................     (794)      (796)    (547)
  Cash paid for acquisitions, net of cash received..........     (368)      (165)     (30)
  Net proceeds from the sale of assets......................      650         31       60
  Proceeds from sale of investments.........................      122         33      153
  Change in cash deposited in escrow related to an equity
     investee...............................................       24       (101)      --
  Net change in other affiliated advances receivable........      (15)        --       (4)
                                                              -------    -------    -----
          Net cash used in investing activities.............     (852)    (1,456)    (677)
                                                              -------    -------    -----
Cash flows from financing activities
  Net borrowings (repayments) of commercial paper...........     (434)       459      190
  Revolving credit repayments...............................       --         --     (417)
  Payments to retire long-term debt.........................       (8)        (4)     (46)
  Net proceeds from the issuance of long-term debt..........       --         --      391
  Dividends paid............................................      (25)       (25)     (25)
  Increase (decrease) in notes to unconsolidated
     affiliates.............................................      (14)       101       --
  Net change in affiliated advances payable.................    2,305        496      275
  Capital contributions.....................................      200        108       20
  Other.....................................................       --         --       (2)
                                                              -------    -------    -----
          Net cash provided by financing activities.........    2,024      1,135      386
                                                              -------    -------    -----
Increase (decrease) in cash and cash equivalents............      147          4      (16)
Cash and cash equivalents
  Beginning of period.......................................       32         28       44
                                                              -------    -------    -----
  End of period.............................................  $   179    $    32    $  28
                                                              =======    =======    =====

                            See accompanying notes.

                         EL PASO TENNESSEE PIPELINE CO.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                    2000              1999              1998
                                               ---------------   ---------------   ---------------
                                               SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT
                                               ------   ------   ------   ------   ------   ------
Series A Preferred Stock.....................     6     $  300      6     $  300      6     $  300
                                                ---     ------     --     ------     --     ------
Common stock.................................    --         --     --         --     --         --
                                                ---     ------     --     ------     --     ------
Additional paid-in capital:
  Balance at beginning of year...............            1,707             1,580             1,529
  Capital contributions......................              233               120                47
  Allocated tax benefit of El Paso's equity
     plans...................................               22                 7                 4
                                                        ------            ------            ------
     Balance at end of year..................            1,962             1,707             1,580
                                                        ------            ------            ------
Retained earnings:
  Balance at beginning of year...............              451               306               114
  Net income.................................              540               173               221
  Dividends to parent........................              (18)               (1)               (3)
  Preferred dividends........................              (25)              (25)              (25)
  Other......................................                1                (2)               (1)
                                                        ------            ------            ------
     Balance at end of year..................              949               451               306
                                                        ------            ------            ------
Accumulated other comprehensive income:
  Balance at beginning of year...............              (28)              (14)               (7)
  Cumulative translation adjustment..........              (31)              (12)               (7)
  Realized loss on available-for-sale
     securities, net of tax..................                2                --                --
  Net change in unrealized loss on
     securities, net of tax..................               --                (2)               --
                                                        ------            ------            ------
     Balance at end of year..................              (57)              (28)              (14)
                                                        ------            ------            ------
Total stockholders' equity...................           $3,154            $2,430            $2,172
                                                        ======            ======            ======
Comprehensive income.........................           $  511            $  159            $  214
                                                        ======            ======            ======

                            See accompanying notes.

                         EL PASO TENNESSEE PIPELINE CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Change in Company Structure

     In 1998 and again in 1999, El Paso completed tax-free internal reorganizations of its businesses and those of its subsidiaries. Through a series of transfers, El Paso's merchant energy, international, and field services businesses became our subsidiaries, and we transferred some of our corporate assets and liabilities and discontinued operations to El Paso. In 1998, the merchant energy operations were transferred to us in exchange for 934,000 shares of Series C preferred stock, valued at $47 million. We issued 971 shares of our common stock as consideration for the field services and international businesses and for the redemption of our outstanding Series B and Series C preferred stock. This transaction had a total book value of $667 million. In 1999, the power services business of El Paso and the merchant operations of Sonat were transferred to us in the form of a capital contribution. This transaction had a total book value of $98 million. These internal reorganizations were treated as transfers of ownership between entities under common control and were accounted for in a manner similar to a pooling of interests. Accordingly, all information in our financial statements have been restated as though the transactions occurred in the earliest period presented.

  Basis of Presentation and Principles of Consolidation

     Our consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries after the elimination of all significant intercompany accounts and transactions. We account for investments in companies where we have the ability to exert significant influence, but not control, over operating and financial policies using the equity method. Our consolidated financial statements for previous periods include reclassifications that were made to conform to the current year presentation. Those reclassifications have no impact on reported net income or stockholders' equity.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements. Our actual results are likely to differ from those estimates.

  Accounting for Regulated Operations

     Our interstate natural gas systems are subject to the jurisdiction of FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Each system operates under separate FERC approved tariffs which establish rates, terms and conditions under which each system provides services to its customers. Our businesses that are subject to the regulations and accounting requirements of FERC have followed the accounting requirements of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, which may differ from the accounting requirements of our non-regulated entities. Transactions that have been recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, employee related benefits, and other costs and taxes included in, or expected to be included in, future rates, including costs to refinance debt.

     When the accounting method followed is required by or allowed by the regulatory authority for rate-making purposes, the method conforms to the generally accepted accounting principle of matching costs with the revenues to which they apply.

  Cash and Cash Equivalents

     We consider short-term investments purchased with an original maturity of less than three months to be cash equivalents.

  Inventory

     Our inventory consists of $26 million and $23 million in materials and supplies as of December 31, 2000 and 1999, and $58 million in natural gas in storage for non-trading purposes as of December 31, 2000. We value these inventories at the lower of cost or market with cost determined using the average cost method.

  Property, Plant, and Equipment

     Regulated. Our regulated property, plant, and equipment is recorded at its original cost of construction or, upon acquisition, the cost to the entity that first placed the asset in service. We capitalize direct costs, like labor and materials, and indirect costs, like overhead and allowance for funds used during construction. We capitalize the major units of property replacements or improvements and expense the minor ones.

     When applicable, we use the composite (group) method to depreciate regulated property, plant, and equipment. Assets with similar lives and other characteristics are grouped and depreciated as one asset. We apply the depreciation rate, approved in our rates, to the total cost of the group, until its net book value equals its salvage value. Currently, our depreciation rates vary from 1 to 24 percent. Using these rates, the remaining economic lives of these assets range from 2 to 33 years. We re-evaluate depreciation rates each time we redevelop our transportation rates.

     When we retire regulated property, plant, and equipment, we charge accumulated depreciation and amortization for the original cost, plus the cost of retirement (the cost to remove, sell, or dispose), less its salvage value. We do not recognize a gain or loss unless we sell an entire operating unit. We include gains or losses on dispositions of operating units in income.

     Non-Regulated. We record our non-regulated property, plant, and equipment at its original cost of construction or, upon acquisition, at the fair value of the assets acquired. We capitalize all direct and indirect costs of the project, including interest costs on related debt.

     We depreciate these properties over their estimated useful lives using a straight line or composite method. The annual depreciation rates are as follows:

Gathering and processing systems.........................       2.5% to 20.0%
Power facilities.........................................       2.0% to 33.0%
Transportation equipment.................................       2.5% to 10.0%
Buildings and improvements...............................       2.5% to 20.0%
Office and miscellaneous equipment.......................      10.0% to 33.0%

     When we retire non-regulated properties, we reduce property, plant, and equipment for its original cost, less accumulated depreciation, and salvage. Any remaining amount is charged to income.

     General. At December 31, 2000 and 1999, we had approximately $343 million and $462 million of construction work in progress included in our property, plant, and equipment.

     We evaluate impairment of our regulated and non-regulated property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

  Intangible Assets

     Intangible assets consist primarily of goodwill arising as a result of mergers and acquisitions. We amortize these intangible assets using the straight-line method over periods ranging from 5 to 40 years. Our accumulated amortization of intangible assets was $17 million and $40 million as of December 31, 2000 and 1999. We evaluate impairment of goodwill in accordance with SFAS No. 121. Under this methodology, when an event occurs to suggest that impairment may have occurred, we evaluate the undiscounted net cash flows of the underlying asset or entity. If these cash flows are not sufficient to recover the value of the underlying asset or entity plus the goodwill amount, these cash flows are discounted at a risk-adjusted rate with any difference recorded as a charge to our income statement.

  Revenue Recognition

     Our regulated businesses recognize revenues from natural gas transportation in the period the service is provided. Reserves are provided on revenues collected that may be subject to refund. Revenues on services other than transportation are recorded when they are earned.

     Our non-regulated businesses record revenues at various points when they are earned, including when deliveries of the physical commodities are made, or in the period services are provided. See the discussion of price risk management activities below for our revenue recognition policies on our trading activities.

     In the fourth quarter of 2000, we implemented Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, which provides guidance on the gross versus net presentation of revenues and expenses. As a result of adoption, revenues and related costs increased by $42 million, $80 million, and $33 million for 2000, 1999, and 1998. These reclassifications had no impact on net income.

  Environmental Costs

     Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. We expense amounts that relate to existing conditions caused by past operations, and which do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of our liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies' clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. They are subject to revision in future periods based on actual costs or new circumstances, and are included in our balance sheet at their undiscounted amounts. We evaluate recoveries separately from the liability and, when recovery is assured, we record and report an asset separately from the associated liability in our financial statements.

  Price Risk Management Activities

     We utilize derivative financial instruments to manage market risks associated with commodities we sell, interest rates, and foreign currency exchange rates. We engage in both trading and non-trading commodity price risk management activities.

     Our trading activities consist of services provided to the energy sector, primarily related to natural gas and power. Our energy trading activities, including transportation capacity and storage, are accounted for using the mark-to-market method of accounting. We conduct our trading activities through a variety of financial instruments, including:

     - exchange traded futures contracts involving cash settlement;

     - forward contracts involving cash settlement or physical delivery of an energy commodity;

     - swap contracts, which require us to make payments to (or receive payments from) counterparties based on the difference between fixed and variable prices for the commodity;

     - exchange-traded and over-the-counter options; and

     - other contractual arrangements.

     Under the mark-to-market method of accounting, commodity and energy related contracts are reflected at quoted or estimated market value with resulting gains and losses included in our income statement. Net gains or losses recognized in a period result primarily from the impact of price movements on transactions originating in that or previous periods. Assets and liabilities resulting from mark-to-market accounting are included in our balance sheets and are classified according to their term to maturity. We reflect receivables and payables that arise upon the actual settlement of these contracts separately from price risk management activities in our balance sheet as trade receivables or payables. Cash inflows and outflows associated with these price risk management activities are recognized in operating cash flows as transactions are settled. During the years ended December 31, 2000 and 1999, we recognized gross margins from our trading activities of $406 million and $91 million.

     The market value of commodity and energy related contracts reflects our best estimate, and considers factors including closing exchange and over-the-counter quotations, time value, and volatility factors underlying these contracts. The values are adjusted to reflect the potential impact of liquidating our position in an orderly manner over a reasonable period of time under present market conditions and to reflect other types of risks, including model risk, credit risk and operational risks. In the absence of quoted market prices, we utilize other valuation techniques to estimate fair value. The use of these techniques requires us to make estimations of future prices and other variables, including market volatility, price correlation, and market liquidity. Changes in these estimates could have a significant impact on our market valuations and could materially impact our estimates.

     Derivative and other financial instruments are also utilized in connection with non-trading activities. We enter into forwards, swaps, and other contracts to hedge the impact of market fluctuations on assets, liabilities, or other contractual commitments. Hedge accounting is applied only if the derivative reduces the risk of the underlying hedged item, is designated as a hedge at its inception, and is expected to result in financial impacts which are inversely correlated to those of the item being hedged. If correlation ceases to exist, hedge accounting is terminated and mark-to-market accounting is applied. Changes in the market value of hedged transactions are deferred until the gain or loss on the hedged item is recognized. Derivatives held for non-trading purposes are recorded as gains or losses in operating income and cash inflows and outflows are recognized in operating cash flows as transactions are settled. See Note 5 for a further discussion of our price risk management activities.

  Income Taxes

     We report income taxes based on income reported on our tax returns along with a provision for deferred income taxes. Deferred income taxes reflect the estimated future tax consequences of differences between the financial statement and tax bases of assets and liabilities and carryovers at each year end. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. We reduce deferred tax assets by a valuation allowance when, based upon our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances.

     El Paso maintains a tax sharing policy for companies included in its consolidated federal income tax return which provides, among other things, that
(i) each company in a taxable income position will be currently charged with an amount equivalent to its federal income tax computed on a separate return basis, and (ii) each company in a tax loss position will be reimbursed currently to the extent its deductions, including general business credits, were utilized in the consolidated return. Under the policy, El Paso pays all federal income tax directly to the IRS and bills or refunds its subsidiaries, including us, for their portion of these income tax payments. Prior to 1999, we filed a separate tax return and were not subject to El Paso's tax sharing policy.

  Cumulative Effect of Accounting Change

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. The statement defined start-up activities and required start-up and organization costs be expensed as incurred. In addition, it required that any such cost that existed on the balance sheet be expensed upon adoption of the pronouncement. We adopted the pronouncement effective January 1, 1999, and reported a charge of $13 million, net of income taxes, as a cumulative effect of an accounting change.

  Comprehensive Income

     Comprehensive income is determined based on net income, adjusted for changes in accumulated other comprehensive income.

  Accounting for Derivative Instruments and Hedging Activities

     In June of 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June of 1999, the FASB extended the adoption date of SFAS No. 133 through the issuance of SFAS No. 137, Deferral of the Effective Date of SFAS 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS No. 133. SFAS No. 133, and its amendments and interpretations, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and derivative instruments used for hedging activities. It requires that we measure all derivative instruments at their fair value, and classify them as either assets or liabilities on our balance sheet, with a corresponding offset to income or other comprehensive income depending on their designation, their intended use, or their ability to qualify as hedges under the standard.

     We adopted SFAS No. 133 on January 1, 2001, and applied the standard to all derivative instruments that existed on that date, except for derivative instruments embedded in other contracts. As provided for in SFAS No. 133, we applied the provisions of the standard to derivative instruments embedded in other contracts issued, acquired, or substantially modified after December 31, 1998.

     We use a variety of derivative instruments to conduct both energy trading activities and to hedge risks associated with commodity prices, foreign currencies and interest rates. The derivative instruments we use in commodity trading activities are recorded at their fair value in our financial statements under the provisions of Emerging Issues Task Force Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. As a result, SFAS No. 133 did not impact our accounting for these instruments.

     Based on commodity prices, interest rates, and foreign currency exchange rates existing at December 31, 2000, we will reflect the impact of our adoption of SFAS No. 133 as of January 1, 2001, by recording a cumulative effect transition adjustment as a charge to other comprehensive income of $154 million, net of income taxes, a reduction of assets of $37 million, and an increase in liabilities of $117 million. This represents the fair value of our derivative instruments designated as cash flow hedges. The majority of the initial charge relates to anticipated purchases and sales of natural gas in 2001.

  Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This standard has various effective dates, the earliest of which is for fiscal years ending after December 15, 2000. This pronouncement will not have a material effect on our financial statements.

2. ACQUISITIONS

  Texas Midstream Operations

     In December 2000, we completed our purchase of PG&E's Texas Midstream operations. The total value of the transaction was $887 million, including assumed debt of approximately $527 million. The transaction was accounted for as a purchase and is included in our Field Services segment.

     The operations acquired consisted of 7,500 miles of intrastate natural gas transmission and natural gas liquids pipelines that transport approximately 2.8 Bcf/d, nine natural gas processing and fractionation plants that currently process 1.5 Bcf/d, and rights to 7.2 Bcf of natural gas storage capacity. In March 2001, we sold some of these acquired natural gas liquids transportation and several fractionation assets to Energy Partners for approximately $133 million.

  Divestitures

     During 2000, we sold East Tennessee Natural Gas Company to comply with a Federal Trade Commission order related to El Paso's merger with Sonat. Net proceeds from the sale were approximately $386 million and we recognized an extraordinary gain of $77 million, net of income taxes of $51 million. In December 2000, we sold our interest in Oasis Pipeline Company to comply with a Federal Trade Commission order. We incurred a loss on this transaction of approximately $19 million, net of income taxes. We recorded the gains and losses on these sales as extraordinary items in our income statement.

     As a result of El Paso's merger with The Coastal Corporation, we will be required by the Federal Trade Commission to sell our Midwestern system, a pipeline system in the midwest. Total estimated proceeds from the sale are $90 million, resulting in an estimated gain of $50 million, before income taxes. We expect to complete this sale in the second quarter of 2001.

     Additionally, in the first quarter of 2001, Energy Partners sold its interests in several offshore assets. These sales consisted of interests in seven natural gas pipeline systems, a dehydration facility, and two offshore platforms. Proceeds from the sales of these assets were approximately $135 million and resulted in a loss to the partnership of approximately $23 million. As consideration for these sales, Field Services committed to pay Energy Partners a series of payments totaling $29 million. This amount, as well as our proportional share of the losses on the sale of the partnership's assets, will be recorded as a charge in our income statement in the first quarter of 2001.

     We do not anticipate the impact from these sales to be material to our ongoing financial position, operating results, or cash flows.

3. MERGER-RELATED COSTS AND ASSET IMPAIRMENT CHARGES

  Merger-Related Costs

     In October 1999, El Paso completed its $6 billion merger with Sonat Inc. in a transaction accounted for as a pooling of interests. As a result of this transaction, El Paso's and Sonat Inc.'s subsidiaries incurred merger-related costs as well as asset impairment charges. Charges included in our statements of income reflect the effect of this merger on us and our subsidiaries. Total merger charges were $72 million, and included $63 million of merger-related asset impairment charges for duplicate systems and facilities identified as impaired following the merger and $9 million related to conforming accounting practices and policies of Sonat Inc.'s merchant operations to ours.

     We recorded merger-related asset impairments related to write-offs or write-downs of capitalized costs for duplicate systems, redundant facilities and assets whose value was impaired as a result of decisions on the strategic direction of our combined operations following each of our mergers.

  Asset Impairment Charges

     During 2000 and 1999, we incurred asset impairment charges of $11 million and $3 million. The 2000 charge resulted from Field Services' impairment of its Needle Mountain processing facility in Arizona due to unrecoverability of costs. The 1999 charges consisted of discontinued capital projects.

4. INCOME TAXES

     The following table reflects the components of income tax expense for the three years ended December 31:

                                                              2000     1999     1998
                                                              ----     ----     ----
                                                                  (IN MILLIONS)
Current
  Federal...................................................  $ (8)    $ 21     $ 10
  State.....................................................   (27)     (16)     (15)
  Foreign...................................................     7       11        4
                                                              ----     ----     ----
                                                               (28)      16       (1)
                                                              ----     ----     ----
Deferred
  Federal...................................................   234       64       86
  State.....................................................    39        6        9
  Foreign...................................................    (3)      (1)      (2)
                                                              ----     ----     ----
                                                               270       69       93
                                                              ----     ----     ----
          Total income tax expense..........................  $242     $ 85     $ 92
                                                              ====     ====     ====

     Our income tax expense included in income before extraordinary items and cumulative effect of accounting change differs from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons at December 31:

                                                              2000   1999   1998
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Income tax expense at the statutory federal rate of 35%.....  $253   $ 95   $110
Increase (decrease)
  State income tax, net of federal income tax benefit.......     8     (7)    (4)
  Dividend exclusion........................................   (11)    (6)    (1)
  Non-deductible portion of merger-related costs............    --      5     --
  Foreign income taxed at different rates, not subject to
     U.S. tax...............................................   (19)    (4)    (6)
  Other.....................................................    11      2     (7)
                                                              ----   ----   ----
Income tax expense..........................................  $242   $ 85   $ 92
                                                              ====   ====   ====
Effective tax rate..........................................   33%    31%    29%
                                                              ====   ====   ====

     The following are the components of our net deferred tax liability at December 31:

                                                               2000     1999
                                                              ------   ------
                                                               (IN MILLIONS)
Deferred tax liabilities
  Property, plant, and equipment............................  $1,884   $1,672
  Investments in unconsolidated affiliates..................     113       38
  Price risk management activities..........................     244       17
  Regulatory assets.........................................      37       62
  Other.....................................................     101       53
                                                              ------   ------
          Total deferred tax liability......................   2,379    1,842
                                                              ------   ------
Deferred tax assets
  U.S. net operating loss and tax credit carryovers.........     235      135
  Accrual for regulatory issues.............................      61       68
  Employee benefit and deferred compensation obligations....      78      107
  Environmental reserves....................................      71       71
  Other.....................................................     336      166
  Valuation allowance.......................................      (2)      (4)
                                                              ------   ------
          Total deferred tax asset..........................     779      543
                                                              ------   ------
Net deferred tax liability..................................  $1,600   $1,299
                                                              ======   ======

     At December 31, 2000, the portion of the cumulative undistributed earnings of our foreign subsidiaries and foreign corporate joint ventures on which we have not recorded U.S. income taxes was approximately $175 million. Since these earnings have been or are intended to be indefinitely reinvested in foreign operations, no provision has been made for any U.S. taxes or foreign withholding taxes that may be applicable upon actual or deemed repatriation. If a distribution of such earnings were to be made, we might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. However, an estimate of these taxes is not practicable. For the same reasons, we have not recorded a provision for U.S. income taxes on the foreign currency translation adjustments recorded in other comprehensive income.

     Under El Paso's tax sharing policy, we are allocated the tax benefit associated with our employees' exercise of non-qualified stock options and the vesting of restricted stock as well as restricted stock dividends. This allocation reduced taxes payable by $22 million in 2000, $7 million in 1999 and $4 million in 1998. These benefits are included in additional paid-in capital in our balance sheets. See Note 1 for further discussion of the tax sharing policy.

     As of December 31, 2000, we had alternative minimum tax credits of $23 million that carryover indefinitely. The table presented below details the tax carryover periods for the net operating loss carryovers. Usage of these carryovers is subject to the limitations provided under Sections 382 and 383 of the Internal Revenue Code as well as the separate return limitation year rules of the IRS regulations.

                                                                 CARRYOVER PERIOD
                                               ----------------------------------------------------
                                               2001    2002-2010    2011-2015    2016-2020    TOTAL
                                               ----    ---------    ---------    ---------    -----
Net operating loss...........................  $--        $45         $181         $379       $605

     We recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized due to the expiration of net operating loss carryovers of an acquired company. Any tax benefits subsequently recognized from the reversal of the allowance will be allocated to additional acquisition cost assigned to utility plant.

     Prior to 1999, we and our subsidiaries filed a consolidated federal income tax return and El Paso and its other subsidiaries filed a separate consolidated federal income tax return. On January 1, 1999, as a result of the 1998 tax-free internal reorganization described in Note 1, we and our subsidiaries joined El Paso's consolidated federal income tax group. Beginning January 30, 2001, as a result of El Paso's merger with

Coastal, El Paso and its subsidiaries, including us, will file a consolidated federal income tax return with El Paso CGP Company, formerly The Coastal Corporation, and its subsidiaries.

     In connection with our acquisition by El Paso in 1996, we entered into a tax sharing agreement with Newport News Shipbuilding Inc., new Tenneco Inc. and El Paso. This tax sharing agreement provides, among other things, for the allocation among the parties of tax assets and liabilities arising prior to, as a result of, and subsequent to the distributions of new Tenneco Inc. and Newport News Shipbuilding Inc. to the shareholders of old Tenneco Inc.

5. FINANCIAL INSTRUMENTS AND PRICE RISK MANAGEMENT ACTIVITIES

  Fair Value of Financial Instruments

     The carrying amounts and estimated fair values of our financial instruments at December 31 are as follows:

                                                                 2000                    1999
                                                         ---------------------   ---------------------
                                                         CARRYING                CARRYING
                                                          AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                         --------   ----------   --------   ----------
                                                                         (IN MILLIONS)
Balance sheet financial instruments:
     Investments.......................................   $   62     $    62      $   12      $   12
     Long-term debt, including current maturities......    1,977       2,004       1,467       1,405
     Preferred stock...................................      300         300         300         315
     Trading instruments
       Futures contracts...............................      137         137         (24)        (24)
       Option contracts(1).............................     (118)       (118)        264         264
       Swap and forward contracts......................    1,150       1,150         (69)        (69)
     Foreign currency forward contracts................       --           5          --           4
     Equity swap.......................................       --          --          10          10
Other financial instruments:
     Non-trading instruments
       Commodity swap and forward contracts............   $   --     $    --      $   --      $   18

---------------

(1) Excludes transportation capacity, tolling agreements, and natural gas in storage held for trading purposes since these do not constitute financial instruments.

     As of December 31, 2000, and 1999, our carrying amounts of cash and cash equivalents, short-term borrowings, and trade receivables and payables are representative of fair value because of the short-term nature of these instruments. We estimated the fair value of debt with fixed interest rates based on quoted market prices for the same or similar issues. We estimated the fair value of all derivative financial instruments based on quoted market prices, current market conditions, estimates we obtained from third-party brokers or dealers, or amounts derived using valuation models.

  Trading Commodity Activities

     The fair value of commodity and energy related contracts entered into for trading purposes as of December 31, 2000 and 1999, and the average fair value of those instruments are set forth below.

                                                                              AVERAGE FAIR
                                                                              VALUE FOR THE
                                                                               YEAR ENDED
                                                    ASSETS    LIABILITIES    DECEMBER 31,(1)
                                                    ------    -----------    ---------------
                                                                 (IN MILLIONS)
2000
Futures contracts.................................  $  137      $   --            $266
Option contracts..................................   2,135      (1,593)            589
Swap and forward contracts........................   3,647      (2,185)            518
1999
Futures contracts.................................  $    2      $  (26)           $(12)
Option contracts..................................     455         (35)            184
Swap and forward contracts........................     199        (268)             93

---------------

(1) Computed using the net asset (liability) balance at each month end.

  Notional Amounts and Terms

     The notional amounts and terms of our energy commodity financial instruments at December 31, 2000, and 1999 are set forth below (natural gas volumes are in trillions of British thermal units, power volumes are in millions of megawatt hours, liquids volumes are in millions of barrels, weather volumes are in thousands of degree days, and energy capacity volumes are in millions of kilowatt hours):

                                                     FIXED PRICE   FIXED PRICE      MAXIMUM
                                                        PAYOR       RECEIVER     TERMS IN YEARS
                                                     -----------   -----------   --------------
2000
Energy Commodities:
  Natural gas......................................    34,305        29,895            27
  Power............................................       133           143            20
  Liquids(1).......................................         8             8             6
  Weather..........................................       133           135            --
  Energy capacity..................................        22            29            13
1999
Energy Commodities:
  Natural gas......................................    26,457        24,565            26
  Power............................................        30            41            20
  Liquids(1).......................................         8             8             7

---------------

(1) Liquids include crude oil, condensate and natural gas liquids.

     The notional amount and terms of foreign currency forward purchases and sales at December 31, 2000 and 1999, were as follows:

                                                              NOTIONAL VOLUME
                                                         -------------------------   MAXIMUM
                                                             BUY          SELL        TERM
                                                         -----------   -----------   -------
2000
  Foreign Currency (in millions)
     Canadian Dollars..................................     1,095            441        8years
     Korean Won........................................        --        132,500        1month
     Phillipine Peso...................................        --          4,392        1month

1999
  Foreign Currency (in millions)
     Canadian Dollars..................................       296            194        9years
     British Pounds....................................        --             28        9years

     Notional amounts reflect the volume of transactions but do not represent the actual amounts exchanged by the parties. As a result, notional amounts are an incomplete measure of our exposure to market or credit risks. The maximum terms in years detailed above are not indicative of likely future cash flows as these positions may be offset or cashed-out in the commodity and currency markets based on our risk management needs and liquidity in those markets.

     The weighted average maturity of our entire portfolio of price risk management activities was approximately two years as of December 31, 2000, and six years as of December 31, 1999.

  Market and Credit Risks

     We serve a diverse customer group that generates a need for a variety of financial structures, products and terms. This diversity requires us to manage, on a portfolio basis, the resulting market risks inherent in these transactions subject to parameters established by our risk management committee. We monitor market risks through El Paso's risk control committee which operates independently from the units that create or actively manage these risk exposures to ensure compliance with our stated risk management policies.

     We measure and adjust the risk in our portfolio in accordance with mark-to-market and other risk management methodologies which utilize forward price curves in the energy markets to estimate the size and probability of future potential exposure.

     Credit risk relates to the risk of loss that we would incur as a result of non-performance by counterparties pursuant to the terms of their contractual obligations. We maintain credit policies with regard to our counterparties to minimize overall credit risk. These policies require an evaluation of potential counterparties' financial condition (including credit rating), collateral requirements under certain circumstances (including cash in advance, letters of credit, and guarantees), and the use of standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. The counterparties associated with our assets from price risk management activities are summarized as follows:

                                               ASSETS FROM PRICE RISK MANAGEMENT ACTIVITIES AS OF
                                                                DECEMBER 31, 2000
                                               ---------------------------------------------------
                                                   INVESTMENT              BELOW
                                                    GRADE(1)          INVESTMENT GRADE    TOTAL(2)
                                               -------------------    ----------------    --------
                                                                  (IN MILLIONS)
Energy marketers.............................        $2,459                 $ 8            $2,467
Financial institutions.......................         1,161                  --             1,161
Oil and natural gas producers................           613                  --               613
Natural gas and electric utilities...........         1,496                  54             1,550
Industrials..................................            98                   2               100
Municipalities...............................            17                  --                17
Other........................................            10                   1                11
                                                     ------                 ---            ------
         Total assets from price risk
           management activities.............        $5,854                 $65            $5,919
                                                     ======                 ===            ======

                                               ASSETS FROM PRICE RISK MANAGEMENT ACTIVITIES AS OF
                                                                DECEMBER 31, 1999
                                               ---------------------------------------------------
                                                   INVESTMENT              BELOW
                                                    GRADE(1)          INVESTMENT GRADE    TOTAL(2)
                                               -------------------    ----------------    --------
                                                                  (IN MILLIONS)
Energy marketers.............................         $226                  $ 1             $227
Financial institutions.......................           21                   --               21
Oil and natural gas producers................           26                   --               26
Natural gas and electric utilities...........          251                    2              253
Industrials..................................           15                   --               15
Municipalities...............................           64                   --               64
Other........................................           50                   --               50
                                                      ----                  ---             ----
         Total assets from price risk
           management activities.............         $653                  $ 3             $656
                                                      ====                  ===             ====

---------------
(1)Investment Grade is primarily determined using publicly available credit ratings along with consideration of collateral, which encompass standby letters of credit, parent company guarantees and property interest, including natural gas and oil reserves. Included in Investment Grade are counterparties with a minimum Standard & Poor's or Moody's rating of BBB- or Baa3, respectively, or minimum implied (through internal credit analysis) Standard & Poor's equivalent rating of BBB-.

(2)We had one customer in 2000 and four customers in 1999 that comprised greater than 5 percent of assets from price risk management activities. Each of these customers have investment grade ratings.

     This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. Based on our policies, risk exposure, and reserves, we do not anticipate a material adverse effect on our financial position, operating results, or cash flows as a result of counterparty nonperformance.

  Non-Trading Price Risk Management Activities

     We also utilize derivative financial instruments for non-trading activities to mitigate market price risk associated with significant physical transactions. Non-trading commodity activities are accounted for using hedge accounting provided they meet hedge accounting criteria. Non-trading activities are conducted through exchange traded futures contracts, swaps, and forward agreements with third parties.

     At December 31, 2000 and 1999, the notional amounts and terms of contracts held for purposes other than trading were as follows:

                                                        2000                         1999
                                            -----------------------------   -----------------------
                                              NOTIONAL                        NOTIONAL
                                               VOLUME                          VOLUME
                                            -------------      MAXIMUM      -------------   MAXIMUM
                                            BUY      SELL   TERM IN YEARS   BUY      SELL    TERM
                                            ---      ----   -------------   ---      ----   -------
Commodity
  Natural Gas (TBtu)......................  114      130      5 months       --       13    1 year

     In May 2000, we terminated our equity swap transaction associated with an additional 18.5 percent of CAPSA's outstanding stock and purchased the counterparty's 18.5 percent interest in CAPSA for approximately $127 million. CAPSA is a privately held Argentine company engaged in power generation and natural gas and oil production. Under the swap, we paid interest to the counterparty, on a quarterly basis, on a notional amount of $103 million at a rate of LIBOR plus 1.75 percent. In exchange, we received dividends, if any, on the CAPSA stock to the extent of the counterparty's equity interest of 18.5 percent. We also fully participated in the market appreciation or depreciation of the underlying investment whereby we realized appreciation or funded any depreciation attributable to the actual sale of the stock upon termination or expiration of the swap transaction. The termination of this swap did not have a material impact on our financial results.

     We also face credit risk with respect to our non-trading activities, and take similar measures as in our trading activities to mitigate this risk. Based upon our policies and risk exposure and considering recorded reserves, we do not anticipate a material effect on our financial position, operating results or cash flows resulting from counterparty non-performance.

6. PROPERTY, PLANT, AND EQUIPMENT

     Our property, plant, and equipment consisted of the following at December
31:

                                                               2000      1999
                                                              ------    ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost
  Pipelines.................................................  $2,554    $2,608
  Power facilities..........................................     351       516
  Gathering and processing systems..........................   2,543     1,219
  Corporate and Other.......................................      96        79
                                                              ------    ------
                                                               5,544     4,422
Less accumulated depreciation, depletion, and
  amortization..............................................     843       789
                                                              ------    ------
                                                               4,701     3,633
Additional acquisition costs assigned to utility plant, net
  of accumulated amortization...............................   2,287     2,371
                                                              ------    ------
Total property, plant, and equipment, net...................  $6,988    $6,004
                                                              ======    ======

7. DEBT AND OTHER CREDIT FACILITIES

     The average interest rate on our short-term borrowings was 7.6% and 6.6% at December 31, 2000 and 1999. We had the following short-term borrowings, including current maturities of long-term debt, at December 31:

                                                              2000     1999
                                                              -----    -----
                                                              (IN MILLIONS)
Commercial paper............................................  $215     $649
Current maturities of long-term debt........................   132        8
                                                              ----     ----
                                                              $347     $657
                                                              ====     ====

     Our long-term debt outstanding consisted of the following at December 31:

                                                               2000      1999
                                                              ------    ------
                                                               (IN MILLIONS)
Long-term debt
  El Paso Tennessee
     Notes, 7.25% through 10.0%, due 2008 through 2025......  $   51    $   51
     Debentures, 6.5% through 10.375%, due 2000 through
      2005..................................................      36        42
  Tennessee Gas Pipeline
     Debentures, 6.0% through 7.625% due 2011 through
      2037..................................................   1,386     1,386
  EPEC Corporation
     Senior note, 9.625% due 2001...........................      13        13
  Field Services
     Notes, 7.41% through 11.5% due 2001 through 2012.......     511        --
Other.......................................................       1         3
                                                              ------    ------
                                                               1,998     1,495
  Less: Unamortized discount, net...........................      21        28
        Current maturities..................................     132         8
                                                              ------    ------
  Long-term debt, less current maturities...................  $1,845    $1,459
                                                              ======    ======

     Aggregate maturities of the principal amounts of long-term debt for the next 5 years and in total thereafter are as follows:

                                                              (IN MILLIONS)
                                                              -------------
2001........................................................     $  132
2002........................................................        105
2003........................................................         41
2004........................................................         69
2005........................................................         89
Thereafter..................................................      1,562
                                                                 ------
          Total long-term debt, including current
           maturities.......................................     $1,998
                                                                 ======

  Other Financing Arrangements

     TGP is eligible to borrow up to $1 billion under a commercial paper program. The program is used to manage our short-term cash requirements.

     As of December 31, 2000, El Paso has a $2 billion, 364-day renewable credit and competitive advance facility and a $1 billion, 3-year revolving credit and competitive advance facility. These facilities replaced El Paso's $1,250 million and its $750 million revolving credit facilities in August 2000. TGP is a designated borrower under these facilities and, as such, is liable for any amounts outstanding under these facilities. The interest rate for these facilities varies and was LIBOR plus 50 basis points on December 31, 2000. No amounts were outstanding under these facilities as of December 31, 2000. The available credit under these facilities is expected to be used for El Paso's general corporate purposes including, but not limited to, supporting TGP's $1 billion commercial paper program.

     In December 2000, El Paso established a $700 million floating rate bridge facility for use in connection with our acquisition of PG&E's Texas Midstream operations. As of December 31, 2000, $455 million was outstanding under this facility. As part of our acquisition, we assumed approximately $527 million in debt, and in February 2001, we borrowed the balance of this facility and redeemed $340 million of the debt assumed.

     As of March 2001, TGP has $200 million under a shelf registration statement on file with the Securities and Exchange Commission.

     The availability of borrowings under our credit agreements is subject to specified conditions, which we believe we currently meet. These conditions include compliance with the financial covenants and ratios required by such agreements, absence of default under such agreements, and continued accuracy of the representations and warranties contained in such agreements (including the absence of any material adverse changes). All of our senior debt issues have been given investment grade ratings by Standard & Poor's and Moody's.

8. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     In August 2000, the Liquidating Trustee in the bankruptcy of Power Corporation of America (PCA) sued El Paso Merchant Energy, and several other power traders, in the U.S. Bankruptcy Court in Connecticut, claiming El Paso Merchant Energy improperly cancelled its contracts with PCA during the summer of 1998. The trustee alleges we breached contracts damaging PCA in the amount of $120 million. We have entered into a joint defense agreement with the other defendants. This matter will be mediated in the second quarter of 2001. In a related matter, PCA appealed the FERC's ruling that power marketers such as EPME did not have to give 60 days notice to cancel its power contracts under the Federal Power Act. PCA has appealed this decision to the United States Court of Appeals. Oral arguments were heard in January 2001 and we are awaiting the Court's decision.

     In late 2000, El Paso Merchant Energy and several of our subsidiaries were named as defendants in four purported class action lawsuits filed in state court in California. (Continental Forge Co. v. Southern California Gas Co., et al, Los Angeles; Berg v. Southern California Gas Co., et al, Los Angeles; John Phillip
v. El Paso Merchant Energy, et al, San Diego; John WHK Phillip v. El Paso Merchant Energy, et al, San Diego.) Two of these cases, filed in Los Angeles, contend generally that our entities conspired with other unrelated companies to create artificially high prices for natural gas in California; the other two cases, filed in San Diego, assert that our companies used Merchant Energy's acquisition of capacity on the El Paso Natural Gas pipeline to manipulate the market for natural gas in California. We have removed each of these cases to the federal courts in California and have filed motions to dismiss in the San Diego actions. On March 20, 2001, two additional lawsuits, The City of Los Angeles, et. al. v. Southern California Gas Company, et. al. and The City of Long Beach, et. al. v. Southern California Gas Company et. al. were filed in a Los Angeles County Superior Court. In addition, on March 22, 2001, a lawsuit filed on behalf of a purported class, Sweeties et. al. v. El Paso Corporation, et al., was filed in Superior Court of San Francisco, State of California. These cases seek monetary damages against us and several of our subsidiaries and make similar allegations to the Continental Forge and Berg cases discussed above.

     In 1999, a number of our subsidiaries were served as defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. These matters have been consolidated for pretrial purposes. (In re:
Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming.)

     A number of our subsidiaries are named defendants in an action styled Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint, once transferred to the same court handling the Grynberg complaint, has been sent back to the Kansas State Court for further proceedings.

     In February 1998, the United States and the State of Texas filed in a U.S. District Court a Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) cost recovery action against fourteen companies, including some of our current and former affiliates, related to the Sikes Disposal Pits Superfund Site located in Harris County, Texas. The suit claims that the United States and the State of Texas have spent over $125 million in remediating Sikes, and seeks to recover that amount plus interest from the defendants to the suit. The EPA has recently indicated that it may seek an additional amount up to $30 million plus interest in indirect costs from the defendants under a new cost allocation methodology. Defendants are challenging this allocation policy. Although an investigation relating to Sikes is ongoing, we believe that the amount of material, if any, disposed at Sikes by our former affiliates was small, possibly de minimis. However, the plaintiffs have alleged that the defendants are each jointly and severally liable for the entire remediation costs and have also sought a declaration of liability for future response costs such as groundwater monitoring.

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

     In November 1988, the Kentucky environmental agency filed a complaint in a Kentucky state court alleging that TGP discharged pollutants into the waters of the state and disposed of PCBs without a permit. The agency sought an injunction against future discharges, an order to remediate or remove PCBs, and a civil penalty. TGP entered into agreed orders with the agency to resolve many of the issues raised in the original allegations, received water discharge permits from the agency for its Kentucky compressor stations, and continues to work to resolve the remaining issues. The relevant Kentucky compressor stations are being characterized and remediated under a consent order with the EPA.

     We are also a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of our business.

     While the outcome of the matters discussed above cannot be predicted with certainty, we do not expect the ultimate resolution of these matters will have a material adverse effect on our financial position, operating results, or cash flows.

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of December 31, 2000, we had a reserve of approximately $121 million for expected remediation costs, including approximately $257 million for associated onsite, offsite and groundwater technical studies, and approximately $17 million for other costs which we anticipate incurring through 2027. In addition, we expect to make capital expenditures for environmental matters of approximately $64 million in the aggregate for the years 2001 through 2007. These expenditures primarily relate to compliance with air regulations.

     Since 1988, TGP has been engaged in an internal project to identify and deal with the presence of PCBs and other substances, including those on the EPA List of Hazardous Substances, at compressor stations and other facilities it operates. While conducting this project, TGP has been in frequent contact with federal and state regulatory agencies, both through informal negotiation and formal entry of consent orders, to ensure that its efforts meet regulatory requirements.

     In May 1995, following negotiations with its customers, TGP filed a Stipulation and Agreement (the Environmental Stipulation) with FERC that established a mechanism for recovering a substantial portion of the environmental costs identified in its internal project. The Environmental Stipulation was effective July 1, 1995, and as of December 31, 1999, all amounts have been collected from customers. Refunds may be required to the extent actual eligible expenditures are less than amounts collected.

     We have been designated and have received notice that we could be designated, or have been asked for information to determine whether we could be designated as a Potentially Responsible Party (PRP) with respect to 8 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or state equivalents. We sought to resolve our liability as a PRP at these Superfund sites through indemnification by third parties and/or settlements which provide for payment of our allocable share of remediation costs. As of December 31, 2000, we have estimated our share of the remediation costs at these sites to be between $1 million and $2 million and have provided reserves that we believe are adequate for such costs. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal Superfund statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of our estimated liabilities. We presently believe that the costs associated with these Superfund sites will not have a material adverse effect on our financial position, operating results, or cash flows.

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

  Rates and Regulatory Matters

     In April 2000, the California Public Utilities Commission (CPUC) filed a complaint alleging that El Paso Natural Gas' sale of capacity to Merchant Energy was anti-competitive and an abuse of the affiliate relationship under FERC's policies. The CPUC served data requests to us, which have been either substantially answered or contested. In August 2000, the CPUC filed a motion requesting that the contract between El Paso Natural Gas and Merchant Energy be terminated. Other parties in the proceedings have requested that the original complaint be set for hearings and that Merchant Energy pay back any profits it has earned under the contract. On March 28, 2001, FERC issued an order dismissing arguments that the sale of capacity to Merchant Energy violated the marketing affiliate rule and concluded that allegations regarding the awarding of capacity to Merchant Energy were unsupported. FERC further established a hearing, before an administrative law judge to address the issue of whether El Paso Natural Gas and/or Merchant Energy had market power and, if so, had exercised it.

     While we cannot predict with certainty the final outcome or the timing of the resolution of our rates and regulatory matters, we believe the ultimate resolution of these issues will not have a material adverse effect on our financial position, results of operations, or cash flows.

  Capital Commitments and Purchase Obligations

     At December 31, 2000, we had capital and investment commitments of $488 million primarily relating to our pipeline and international power activities. Our other planned capital and investment projects are discretionary in nature, with no substantial capital commitments made in advance of the actual expenditures. In connection with the financing commitments on one of our joint ventures, TGP has entered into unconditional purchase obligations for products and services totaling $122 million at December 31, 2000. TGP's annual obligations under these agreements are $21 million for the years 2001, 2002, 2003, 2004 and 2005, and $17 million in total thereafter.

  Operating Leases

     We lease property, facilities and equipment under various operating leases. In 1995, El Paso New Chaco Company (EPNC) entered into an unconditional lease for the Chaco Plant. The lease term expires in 2002, at which time EPNC has an option, and an obligation upon the occurrence of various events, to purchase the plant for a price sufficient to pay the amount of the $77 million construction financing, plus interest and other expenses. If EPNC does not purchase the plant at the end of the lease term, it has an obligation to pay a residual guaranty amount equal to approximately 87 percent of the amount financed, plus interest. We unconditionally guaranteed all obligations of EPNC under this lease.

     Minimum annual rental commitments at December 31, 2000, were as follows:

                        YEAR ENDING
                        DECEMBER 31,                          OPERATING LEASES
------------------------------------------------------------  ----------------
                                                              (IN MILLIONS)
   2001.....................................................        $20
   2002.....................................................         18
   2003.....................................................         12
   2004.....................................................         11
   2005.....................................................         11
   Thereafter...............................................         27
                                                                    ---
          Total.............................................        $99
                                                                    ===

     Aggregate minimum commitments have not been reduced by minimum sublease rentals of approximately $14 million due in the future under noncancelable subleases.

     Rental expense on our operating leases for the years ended December 31, 2000, 1999, and 1998 was $15 million, $13 million, and $16 million.

  Guarantees

     At December 31, 2000, we had parental guarantees of approximately $9 million in connection with our international development activities and various other projects.

9. RETIREMENT BENEFITS

  Pension and Retirement Benefits

     El Paso maintains a pension plan to provide benefits as determined by a cash balance formula covering substantially all of its employees, including our employees. Also, El Paso maintains a defined contribution plan covering its employees, including our employees. El Paso matches 75 percent of participant basic contributions of up to 6 percent, with matching contributions made in El Paso common stock. El Paso is responsible for benefits accrued under its plan and allocates the related costs to its affiliates. See Note 13 for a summary of transactions with affiliates.

  Other Postretirement Benefits

     Following our acquisition by El Paso in 1996, we retained responsibility for some of the postretirement medical and life insurance benefits for our former employees of operations previously disposed of by Old Tenneco, and for employees, including TGP employees, added as a result of the merger who were eligible to retire on December 31, 1996, and did so on or before July 1, 1997. Medical benefits for this closed group of retirees are subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs. We have reserved the right to change these benefits. Employees who retired after July 1, 1997, will continue to receive limited postretirement life insurance benefits. Effective February 1, 1992, TGP began recovering through its rates the other postretirement benefits (OPEB) costs included in the June 1993 rate case settlement agreement. To the extent actual OPEB costs differ from the amounts funded, a regulatory asset or liability is recorded.

     The following table sets forth the change in benefit obligation, change in plan assets, reconciliation of funded status, and components of net periodic benefit cost for other postretirement benefits as of and for the twelve month period ended September 30:

                                                              2000     1999
                                                              -----    -----
                                                              (IN MILLIONS)
Change in benefit obligation
  Benefit obligation at beginning of period.................  $ 273    $ 318
  Interest cost.............................................     19       20
  Participant contributions.................................      9        7
  Actuarial (gain) or loss..................................      1      (18)
  Benefits paid.............................................    (53)     (54)
                                                              -----    -----
  Benefit obligation at end of period.......................  $ 249    $ 273
                                                              =====    =====
Change in plan assets
  Fair value of plan assets at beginning of period..........  $   6    $   8
  Actual return on plan assets..............................      1       --
  Employer contributions....................................     43       45
  Participant contributions.................................      9        7
  Benefits paid.............................................    (53)     (54)
                                                              -----    -----
  Fair value of plan assets at end of period................  $   6    $   6
                                                              =====    =====
Reconciliation of funded status
  Funded status at end of period............................  $(243)   $(267)
  Fourth quarter contributions and income...................     11       11
  Unrecognized net actuarial gain...........................     (3)      (4)
  Unrecognized prior service cost...........................    (10)     (11)
                                                              -----    -----
  Net accrued benefit cost at December 31,..................  $(245)   $(271)
                                                              =====    =====

     The current liability portion of the postretirement benefits was $46 million as of December 31, 2000 and 1999. Benefit obligations are based upon actuarial estimates as described below:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
Benefit cost for the plans includes the following components
  Interest cost.............................................  $19     $20     $21
  Amortization of prior service cost........................   (1)     (1)     (1)
                                                              ---     ---     ---
  Net benefit cost..........................................  $18     $19     $20
                                                              ===     ===     ===

                                                              2000    1999
                                                              ----    ----
Weighted average assumptions
  Discount rate.............................................  7.75%   7.50%
  Expected return on plan assets............................  7.50%   7.50%

     Actuarial estimates for our postretirement benefits plans assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 10 percent in 2000, gradually decreasing to 6 percent by the year 2008. Assumed health care cost trends have a significant effect on the amounts reported for other postretirement benefit plans. A one-percentage point change in our assumed health care cost trends would have less than a $1 million increase or decrease in our obligation.

10. PREFERRED STOCK

     At December 31, 2000, we had authorized 20 million shares of preferred stock. In November 1996, we issued 6 million shares of Series A preferred stock. Holders of shares of Series A preferred stock are entitled to receive cash dividends payable quarterly at the rate of 8 1/4% of the stated value of $50 per share. It is not redeemable at our option prior to December 31, 2001, unless one or more amendments to the Internal Revenue Code are enacted that reduce the percentage of the dividends received deduction as specified in Section 243(a)(1) of the Internal Revenue Code. On or after December 31, 2001, the Series A Preferred Stock is redeemable at our option, in whole or in part, upon not less than 30 days' notice at a redemption price of $50 per share, plus unpaid dividends.

11. SEGMENT INFORMATION

     Our business activities are segregated into three segments: Pipelines, Merchant Energy, and Field Services. These segments are strategic business units that offer a variety of different energy products and services. We manage each segment separately as each business requires different technology and marketing strategies. During 2000, we combined our International and Merchant Energy segments reflecting the ongoing globalization of our Merchant Energy strategy and its operating activities. All prior periods have been restated to reflect the current year presentation.

     Our Pipelines segment provides natural gas transmission services in the U.S. We conduct our activities through two wholly owned and one partially owned interstate systems along with a natural gas storage facility.

     Our Merchant Energy segment is involved in a broad range of activities in the wholesale energy marketplace, including asset ownership, trading and risk management, and financial services. We buy, sell, and trade natural gas, power, and other energy commodities throughout the world, and own or have interests in 64 power generation plants in 16 countries.

     Our Field Services segment provides natural gas gathering, storage, products extraction, fractionation, dehydration, purification, compression, and intrastate transmission services. These services include gathering of natural gas from some of the most prolific and active production areas in the United States, including the San Juan Basin, east and south Texas, Louisiana and the Gulf of Mexico.

     The accounting policies of the individual segments are the same as those described in Note 1. Since earnings on equity investments is a significant source of earnings in several of our segments, we evaluate segment performance based on EBIT. To the extent practicable, results of operations for the years ended December 31, 1999 and 1998 have been reclassified to conform to the current business segment presentation, although such results are not necessarily indicative of the results which would have been achieved had the revised business segment structure been in effect during that period.

                                                                         SEGMENTS
                                                      AS OF OR FOR THE YEAR ENDED DECEMBER 31, 2000
                                                   ----------------------------------------------------
                                                               MERCHANT    FIELD
                                                   PIPELINES    ENERGY    SERVICES   OTHER(1)    TOTAL
                                                   ---------   --------   --------   --------   -------
                                                                      (IN MILLIONS)
Revenue from external customers
  Domestic.......................................   $  707     $18,467     $  574      $   2    $19,750
  Foreign........................................       --       1,038         --         --      1,038
Intersegment revenue.............................       69          16         84       (169)        --
Merger-related costs and asset impairment
  charges........................................       --          --         11         --         11
Depreciation, depletion, and amortization........      135          27         58          3        223
Operating income (loss)..........................      335         433         84        (12)       840
Other income (loss)..............................       19         130          4         (5)       148
Earnings (loss) before interest and taxes........      354         563         88        (17)       988
Assets
  Domestic.......................................    4,991       9,760      2,543        239     17,533
  Foreign........................................       --       1,932         --         --      1,932
Capital expenditures and investments in
  unconsolidated affiliates......................      186         923        451         18      1,578
Total investments in unconsolidated affiliates...      135       1,910         57        (32)     2,070

---------------

(1) Includes Corporate and eliminations.

                                                                         SEGMENTS
                                                       AS OF OR FOR THE YEAR ENDED DECEMBER 31, 1999
                                                    ---------------------------------------------------
                                                                MERCHANT    FIELD
                                                    PIPELINES    ENERGY    SERVICES   OTHER(1)   TOTAL
                                                    ---------   --------   --------   --------   ------
                                                                       (IN MILLIONS)
Revenue from external customers
  Domestic........................................   $  819      $7,909     $  348      $   3    $9,079
  Foreign.........................................       --         591         --         --       591
Intersegment revenue..............................       33          20         74       (127)       --
Merger-related costs and asset impairment
  charges.........................................       --          67          8         --        75
Depreciation, depletion, and amortization.........      146          46         52          3       247
Operating income (loss)...........................      360         (91)        46        (17)      298
Other income......................................       23          94         32         --       149
Earnings (loss) before interest and taxes.........      383           3         78        (17)      447
Assets
  Domestic........................................    5,036       2,119      1,053        220     8,428
  Foreign.........................................       --       1,336         --         --     1,336
Capital expenditures and investments in
  unconsolidated affiliates.......................      231         994        141          7     1,373
Total investments in unconsolidated affiliates....      123       1,274        112         --     1,509

---------------

(1) Includes Corporate and eliminations.

                                                                         SEGMENTS
                                                       AS OF OR FOR THE YEAR ENDED DECEMBER 31, 1998
                                                    ---------------------------------------------------
                                                                MERCHANT    FIELD
                                                    PIPELINES    ENERGY    SERVICES   OTHER(1)   TOTAL
                                                    ---------   --------   --------   --------   ------
                                                                       (IN MILLIONS)
Revenue from external customers
  Domestic........................................   $  761      $7,181     $  212      $   5    $8,159
  Foreign.........................................       --         381         --         --       381
Intersegment revenue..............................       38          22         65       (125)       --
Depreciation, depletion and amortization..........      143          17         46          2       208
Operating income (loss)...........................      332         (37)        66        (15)      346
Other income......................................       24          65         12         17       118
Earnings before interest and taxes................      356          28         78          2       464
Assets
  Domestic........................................    4,940       1,564      1,029        206     7,739
  Foreign.........................................       --         654         --         --       654
Capital expenditures and investments in
  unconsolidated affiliates.......................      144         582        104          4       834
Total investments in unconsolidated affiliates....       74         480         69         --       623

---------------

(1) Includes Corporate and eliminations.

     The reconciliations of EBIT to income before extraordinary items and cumulative effect of accounting change are presented below.

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2000   1999   1998
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Total EBIT for segments.....................................  $988   $447   $464
Interest and debt expense...................................   264    176    151
Income tax expense..........................................   242     85     92
                                                              ----   ----   ----
          Income before extraordinary items and cumulative
           effect of accounting change......................  $482   $186   $221
                                                              ====   ====   ====

     Prior to the current year, we had no customers whose revenues exceeded 10 percent of our total revenue. In 2000, Merchant Energy had revenues of $2.1 billion from subsidiaries of Enron Corp. We did not have revenues in excess of 10 percent with any other customer in 2000.

12. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table contains supplemental cash flow information for the years ended December 31:

                                                              2000    1999    1998
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
Interest paid...............................................  $284    $208    $189
Income tax payments (refunds)...............................    54      (1)    (86)

13. INVESTMENTS IN UNCONSOLIDATED AFFILIATES (UNAUDITED)

     We hold investments in various unconsolidated affiliates which are accounted for using the equity method of accounting. Our principal equity method investees are international pipelines, interstate pipelines, power generation plants, and gathering systems. Our investment balance includes unamortized purchase price differences of $343 million and $15 million as of December 31, 2000 and 1999, that are being amortized over the remaining life of the unconsolidated affiliate's underlying assets. Our investments in and advances to our unconsolidated affiliates are as follows:

                                                              NET       DECEMBER 31,
                                                           OWNERSHIP  ----------------
                                                           INTEREST    2000      1999
                                                           ---------  ------    ------
                                                                       (IN MILLIONS)
Bolivia to Brazil Pipeline...............................     8%      $   53    $   45
CAPSA/CAPEX..............................................     45%        282       145
CE Generation............................................     50%        354       334
Chaparral................................................     20%        268       373
East Asia Power..........................................     46%        118       144
Korea Independent Energy Corporation.....................     50%        108        --
Porto Velho..............................................     50%         99        --
Samalayuca Power.........................................     40%         93       130
Other....................................................   various      662       269
                                                                      ------    ------
                                                                      $2,037    $1,440
                                                                      ======    ======

     Our equity earnings (losses) from our unconsolidated affiliates are as follows:

                                                             2000     1999     1998
                                                             ----     ----     ----
                                                                 (IN MILLIONS)
Bolivia to Brazil Pipeline.................................  $ --     $  4     $ --
CAPSA/CAPEX................................................     4        3       --
CE Generation..............................................    35       24       --
Chaparral..................................................    (5)      (8)      --
East Asia Power............................................   (32)      --       --
Samalayuca Power...........................................    17       17       11
Other......................................................    42       21       34
                                                             ----     ----     ----
                                                             $ 61     $ 61     $ 45
                                                             ====     ====     ====

     Summarized financial information of our proportionate share of our unconsolidated affiliates is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
                                                                   (IN MILLIONS)
Operating results data:
  Revenues and other income.................................  $753     $510     $275
  Costs and expenses........................................   660      444      229
  Income from continuing operations.........................    93       66       46
  Net income................................................    61       61       45

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
                                                               (IN MILLIONS)
Financial position data:
  Current assets............................................  $  628    $  455
  Non-current assets........................................   3,917     3,866
  Short-term debt...........................................     239       143
  Other current liabilities.................................     230       287
  Long-term debt............................................   1,981     2,139
  Other non-current liabilities.............................     456       305
  Minority interest.........................................      37         9
  Equity in net assets......................................   1,602     1,438

     The following table shows revenues and charges from our unconsolidated affiliates:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Revenues from affiliates....................................   $  6     $ 24     $  1
Management fee income.......................................     80       20       --
Reimbursement for costs.....................................     42       17        4
Charges from affiliates.....................................    172      209      180
Natural gas sales...........................................    104       --       --
Power purchases.............................................     43       --       --

  Sabine River Investors

     During 1999, El Paso formed Sabine River Investors, L.L.C., a wholly owned limited liability company, and other separate legal entities, for the purpose of generating funds for El Paso to invest in capital projects and other assets. The proceeds are collateralized by specific assets of El Paso, including 100 percent of our investments in Bear Creek and Energy Partners. At December 31, 2000, our investment in Bear Creek was $101 million and our investment in Energy Partners was $51 million.

  Chaparral Investors

     During 1999, we contributed approximately $120 million of equity capital and assets to a newly formed limited liability company, Chaparral. A third-party financial investor contributed approximately $123 million on which they earn a preferred return. In connection with this transaction, Chaparral formed a wholly owned subsidiary, Mesquite. Merchant Energy manages both Chaparral and Mesquite. During 1999, El Paso issued a note payable of approximately $121 million to Chaparral which was payable upon demand and carried a variable interest rate which was 6.4%. This note was repaid in 2000. El Paso also had a note receivable from Mesquite which had a balance of $262 million at December 31, 1999. This note was payable on demand and had a variable rate which was 8.3%. The note was repaid by Mesquite in 2000. During 2000, El Paso issued a note payable to Mesquite. The note is payable on demand and had a balance of $241 million at a rate of 7.3% as of December 31, 2000.

     During the first quarter of 2000, El Paso provided $160 million to us to increase our investment in Chaparral. We recorded the contribution from El Paso as an increase in paid-in capital on our balance sheet. During the first quarter of 2000, Chaparral completed its acquisitions of several domestic non-utility generation assets including equity interests in eleven natural gas-fired combined generation facilities in California, two natural gas-fired electric generation plants located in Dartmouth, Massachusetts and Pawtucket, Rhode Island, and all the outstanding shares of Bonneville Pacific Corporation, which owns a 50 percent interest in a power generation facility. Chaparral also acquired several operating companies which provide the services required to operate and maintain these newly acquired facilities and a natural gas service company which provides fuel procurement services to eight of Chaparral's natural gas-fired combined generation facilities in California. Chaparral acquired these assets from El Paso in exchange for notes payable to El Paso in the amount of $385 million. In March 2000, Chaparral's third-party investor increased its overall investment in Chaparral by $1,027 million. The proceeds were used by Chaparral to repay El Paso $647 million of notes, to make a $278 million contribution to a trust as provided in the Chaparral agreement, to invest in a note with El Paso, and to fund transaction costs. Also, in March 2000, El Paso issued mandatorily convertible preferred stock to a trust it controls. Upon the occurrence of certain negative events, the trustee of the trust may be required to remarket this preferred stock on terms that are designed to generate $1 billion to distribute to the third party investor.

     Under our management agreement with Chaparral, we earn a performance-based management fee. We are also reimbursed for expenses we incur on behalf of Chaparral. For 2000, our management fee related to Chaparral was $100 million and this fee included an $80 million performance-based component and a $20 million reimbursement for costs we incurred on behalf of Chaparral. This fee was collected and recognized ratably throughout the year as management services were provided.

     We also sell natural gas and buy power from qualifying power facilities owned by Chaparral.

  Energy Partners

     In the first quarter of 2001, as a result of El Paso's merger with Coastal, Energy Partners sold its interest in several offshore assets. These sales consisted of interests in seven natural gas pipeline systems, a dehydration facility and two offshore platforms. Proceeds from these sales were approximately $135 million and resulted in a loss to the partnership of approximately $23 million. As consideration for these sales, Field Services committed to pay Energy Partners a series of payments totaling $29 million. This amount, as well as our proportional share of the losses on the sale of the partnership's assets, will be recorded as a charge in our income statement in the first quarter of 2001.

  El Paso

     El Paso allocates general and administrative expenses to us. The allocation is based on the estimated level of effort devoted to our operations and relative size based on revenues, gross property and payroll. In addition, we enter into transactions with other El Paso subsidiaries and unconsolidated affiliates in the ordinary course of our business to transport, sell and purchase natural gas. Services provided by these affiliates for our benefit are based on the same terms as nonaffiliates.

14. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Financial information by quarter is summarized below.

                                                                            QUARTERS ENDED
                                                            -----------------------------------------------
                                                            DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31
                                                            -----------   ------------   -------   --------
                                                                             (IN MILLIONS)
2000
  Operating revenues(1)...................................    $7,234         $6,707      $3,980     $2,867
  Merger-related costs and asset impairment charges.......        11             --          --         --
  Operating income........................................       286            153         239        162
  Income before extraordinary items.......................       144             90         140        108
  Extraordinary items, net of income taxes................       (19)            --          --         77
  Net income..............................................       125             90         140        185
1999
  Operating revenues(1)...................................    $2,192         $3,038      $2,393     $2,047
  Merger-related costs and asset impairment charges.......        39             36          --         --
  Operating income........................................        50             28         115        105
  Income before cumulative effect of accounting change....        16             17          89         64
  Cumulative effect of accounting change, net of income
    taxes.................................................        --             --          --        (13)
  Net income..............................................        16             17          89         51

---------------

(1) In the fourth quarter of 2000, we restated operating revenues for 1999 and 2000 due to the implementation of Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. For the first, second, and third quarters of 2000, operating revenues increased by $10 million, $11 million, and $21 million. For the first, second, third, and fourth quarters of 1999, operating revenues increased by $13 million, $38 million, $20 million, and $9 million. These adjustments had no impact on net income.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of El Paso Tennessee Pipeline Co.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14. (a) 1. present fairly, in all material respects, the consolidated financial position of El Paso Tennessee Pipeline Co. as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14. (a) 2. presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 28, 2001

                                  SCHEDULE II

                         EL PASO TENNESSEE PIPELINE CO.
                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (IN MILLIONS)

                                          BALANCE AT   CHARGED TO   CHARGED TO                 BALANCE
                                          BEGINNING    COSTS AND      OTHER                    AT END
              DESCRIPTION                 OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   OF PERIOD
              -----------                 ----------   ----------   ----------   ----------   ---------
2000
  Allowance for doubtful accounts.......     $23          $ 85         $(4)         $ (4)(a)    $100
  Allowance for price risk management
     activities.........................      39           157          --            (3)(b)     193
  Valuation allowance on deferred tax
     assets.............................       4            --          --            (2)          2
1999
  Allowance for doubtful accounts.......     $23          $  6         $(2)         $ (4)(a)    $ 23
  Allowance for price risk management
     activities.........................      28            21          --           (10)(b)      39
  Valuation allowance on deferred tax
     assets.............................       5            --          --            (1)          4
1998
  Allowance for doubtful accounts.......     $39          $ (1)        $ 5          $(20)(a)    $ 23
  Allowance for price risk management
     activities.........................      25            23          --           (20)(b)      28
  Valuation allowance on deferred tax
     assets.............................       8            --           4            (7)(c)       5

---------------
(a) Primarily accounts written off.
(b) Primarily liquidation of positions on which allowance was established.
(c) Credited to deferred tax assets for a waiver of Gulf States Gas Pipeline Company's NOL carryforward.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing under the caption "Proposal No. 1 -- Nominee for Election of Director by Series A Preferred Stockholders" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference. Information regarding our executive officers is presented in Item 1 of this Form 10-K under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information appearing under the caption "Executive Compensation" in our proxy statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

     Information appearing under the captions "Security Ownership of Beneficial Owners and Management of the Company" and "Security Ownership of Management of El Paso Corporation" in our proxy statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information appearing under the caption "Relationship with El Paso Corporation" in our proxy statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

      1. Financial statements.

     Our consolidated financial statements included in Part II, Item 8 of this report:

                                                                PAGE
                                                                ----
     Consolidated Statements of Income......................     24
     Consolidated Balance Sheets............................     25
     Consolidated Statements of Cash Flows..................     26
     Consolidated Statements of Stockholders' Equity........     27
     Notes to Consolidated Financial Statements.............     28
     Report of Independent Accountants......................     53

      2. Financial statement schedules and supplementary information required to be submitted.

     Schedule II -- Valuation and qualifying accounts.......     54
     Schedules other than that listed above are omitted
      because they are not applicable

 3. Exhibit list............................................     57

     (B) REPORTS ON FORM 8-K:

     None.

                         EL PASO TENNESSEE PIPELINE CO.

                                  EXHIBIT LIST
                               DECEMBER 31, 2000

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         3.A             -- Restated Certificate of Incorporation, dated May 11, 1999
                            (Exhibit 3.A to EPTP's 1999 First Quarter 10-Q).
         3.B             -- By-laws of EPTP as amended March 1, 1998 (Exhibit 3.B to the EPTPC 1997 10-K).
         4.A             -- Indenture dated as of March 4, 1997, between TGP and The
                            Chase Manhattan Bank (Exhibit 4.1 to the EPTPC 1997
                            10-K); First Supplemental Indenture dated as of March 13,
                            1997, between TGP and The Chase Manhattan Bank (Exhibit
                            4.2 to the EPTPC 1997 10-K); Second Supplemental
                            Indenture dated as of March 13, 1997, between TGP and The
                            Chase Manhattan Bank (Exhibit 4.3 to the EPTPC 1997
                            10-K); Third Supplemental Indenture dated as of March 13,
                            1997, between TGP and The Chase Manhattan Bank (Exhibit
                            4.4 to the EPTPC 1997 10-K); Fourth Supplemental
                            Indenture dated as of October 9, 1998, between TGP and
                            The Chase Manhattan Bank (Exhibit 4.2 to TGP's Form 8-K
                            filed October 9, 1998, File No. 1-4101).
        10.A             -- $2,000,000 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement dated as of August 2, 2000, by
                            and among El Paso, EPNG, TGP, the several banks and other
                            financial institutions from time to time parties to the
                            Agreement, The Chase Manhattan Bank, Citibank N.A. and
                            ABN Amro Bank, N.V. as co-documentation agents for the
                            Lenders and Bank of America, N.A. as syndication agent
                            for the Lenders (Exhibit 10.A to EPTP's 2000 Third
                            Quarter 10-Q).
        10.B             -- $1,000,000,000 3-Year Revolving Credit and Competitive
                            Advance Facility Agreement dated as of August 4, 2000, by
                            and among El Paso, EPNG, TGP, the several banks and other
                            financial institutions from time to time parties to the
                            Agreement, The Chase Manhattan Bank, Citibank N.A. and
                            ABN Amro Bank, N.V. as co-documentation agents for the
                            Lenders and Bank of America, N.A. as syndication agent
                            for the Lenders (Exhibit 10.B to EPTP's 2000 Third
                            Quarter 10-Q).
       *21               -- List of Subsidiaries.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, El Paso Tennessee Pipeline Co. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 2001.

                                          EL PASO TENNESSEE PIPELINE CO.
                                                            Registrant

                                          By:      /s/ WILLIAM A. WISE
                                            ------------------------------------
                                                      William A. Wise
                                              Chairman of the Board, President
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of El Paso Tennessee Pipeline Co. and in the capacities and on the dates indicated.

                 SIGNATURE                                  TITLE                          DATE
                 ---------                                  -----                          ----

            /s/ WILLIAM A. WISE               Chairman of the Board, President,            March 29, 2001
--------------------------------------------  Chief Executive Officer and
             (William A. Wise)                Director

            /s/ H. BRENT AUSTIN               Executive Vice President, Chief              March 29, 2001
--------------------------------------------  Financial Officer and Director
             (H. Brent Austin)

           /s/ JOEL RICHARDS III              Executive Vice President and                 March 29, 2001
--------------------------------------------  Director
            (Joel Richards III)

           /s/ BRITTON WHITE JR.              Executive Vice President, General            March 29, 2001
--------------------------------------------  Counsel and Director
            (Britton White Jr.)

           /s/ JEFFREY I. BEASON              Senior Vice President, Controller            March 29, 2001
--------------------------------------------  and Director
            (Jeffrey I. Beason)

           /s/ KENNETH L. SMALLEY             Director                                     March 29, 2001
--------------------------------------------
            (Kenneth L. Smalley)

                               INDEX TO EXHIBITS

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk, all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         3.A             -- Restated Certificate of Incorporation, dated May 11, 1999
                            (Exhibit 3.A to EPTP's 1999 First Quarter 10-Q).
         3.B             -- By-laws of EPTP as amended March 1, 1998 (Exhibit 3.B to the EPTPC 1997 10-K).
         4.A             -- Indenture dated as of March 4, 1997, between TGP and The
                            Chase Manhattan Bank (Exhibit 4.1 to the EPTPC 1997
                            10-K); First Supplemental Indenture dated as of March 13,
                            1997, between TGP and The Chase Manhattan Bank (Exhibit
                            4.2 to the EPTPC 1997 10-K); Second Supplemental
                            Indenture dated as of March 13, 1997, between TGP and The
                            Chase Manhattan Bank (Exhibit 4.3 to the EPTPC 1997
                            10-K); Third Supplemental Indenture dated as of March 13,
                            1997, between TGP and The Chase Manhattan Bank (Exhibit
                            4.4 to the EPTPC 1997 10-K); Fourth Supplemental
                            Indenture dated as of October 9, 1998, between TGP and
                            The Chase Manhattan Bank (Exhibit 4.2 to TGP's Form 8-K
                            filed October 9, 1998, File No. 1-4101).
        10.A             -- $2,000,000 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement dated as of August 2, 2000, by
                            and among El Paso, EPNG, TGP, the several banks and other
                            financial institutions from time to time parties to the
                            Agreement, The Chase Manhattan Bank, Citibank N.A. and
                            ABN Amro Bank, N.V. as co-documentation agents for the
                            Lenders and Bank of America, N.A. as syndication agent
                            for the Lenders (Exhibit 10.A to EPTP's 2000 Third
                            Quarter 10-Q).
        10.B             -- $1,000,000,000 3-Year Revolving Credit and Competitive
                            Advance Facility Agreement dated as of August 4, 2000, by
                            and among El Paso, EPNG, TGP, the several banks and other
                            financial institutions from time to time parties to the
                            Agreement, The Chase Manhattan Bank, Citibank N.A. and
                            ABN Amro Bank, N.V. as co-documentation agents for the
                            Lenders and Bank of America, N.A. as syndication agent
                            for the Lenders (Exhibit 10.B to EPTP's 2000 Third
                            Quarter 10-Q).
       *21               -- List of Subsidiaries.