Form 10-Q
period 2001-06-30
EL PASO TENNESSEE PIPELINE CO
filed 2001-08-10
CIK 823549

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Common stock, par value $.01 per share. Shares outstanding on August 6, 2001: 1,971

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         EL PASO TENNESSEE PIPELINE CO.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                           QUARTER ENDED      SIX MONTHS ENDED
                                                              JUNE 30,            JUNE 30,
                                                          ----------------    -----------------
                                                           2001      2000      2001       2000
                                                          ------    ------    -------    ------
Operating revenues......................................  $8,050    $3,980    $18,162    $6,847
                                                          ------    ------    -------    ------
Operating expenses
  Cost of natural gas and other products................   7,568     3,541     17,059     6,036
  Operation and maintenance.............................     179       129        372       262
  Merger-related costs and asset impairments............      43        --         72        --
  Depreciation, depletion, and amortization.............      52        55        126       113
  Taxes, other than income taxes........................      18        16         42        35
                                                          ------    ------    -------    ------
                                                           7,860     3,741     17,671     6,446
                                                          ------    ------    -------    ------
Operating income........................................     190       239        491       401
                                                          ------    ------    -------    ------
Other income
  Earnings from unconsolidated affiliates...............      36        21         57        18
  Other, net............................................      50        11         74        56
                                                          ------    ------    -------    ------
                                                              86        32        131        74
                                                          ------    ------    -------    ------
Income before interest, income taxes, and extraordinary
  items.................................................     276       271        622       475
                                                          ------    ------    -------    ------
Non-affiliated interest and debt expense................      37        33         78        72
Affiliated interest expense, net........................      44        24        109        35
Income taxes............................................      75        74        147       120
                                                          ------    ------    -------    ------
                                                             156       131        334       227
                                                          ------    ------    -------    ------
Income before extraordinary items.......................     120       140        288       248
Extraordinary items, net of income taxes................      38        --         38        77
                                                          ------    ------    -------    ------
Net income..............................................  $  158    $  140    $   326    $  325
                                                          ======    ======    =======    ======

                            See accompanying notes.

                         EL PASO TENNESSEE PIPELINE CO.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,    DECEMBER 31,
                                                                2001          2000
                                                              --------    ------------
                                        ASSETS
Current assets
  Cash and cash equivalents.................................  $   193       $   179
  Accounts and notes receivable, net
     Customer...............................................    3,214         2,828
     Affiliates.............................................    1,020           194
     Other..................................................      308           262
  Inventory.................................................       59            84
  Assets from price risk management activities..............    2,139         4,283
  Deferred charges..........................................      226           423
  Other.....................................................      291           160
                                                              -------       -------
          Total current assets..............................    7,450         8,413
                                                              -------       -------
Property, plant, and equipment, at cost
  Pipelines.................................................    2,604         2,554
  Power facilities..........................................      506           351
  Gathering and processing systems..........................    2,473         2,543
  Other.....................................................      101            96
                                                              -------       -------
                                                                5,684         5,544
Less accumulated depreciation, depletion, and
  amortization..............................................      958           843
                                                              -------       -------
                                                                4,726         4,701
Additional acquisition cost assigned to utility plant,
  net.......................................................    2,281         2,287
                                                              -------       -------
          Total property, plant, and equipment, net.........    7,007         6,988
                                                              -------       -------
Other assets
  Investments in unconsolidated affiliates..................    2,064         2,070
  Assets from price risk management activities..............    1,942         1,638
  Other.....................................................      864           356
                                                              -------       -------
                                                                4,870         4,064
                                                              -------       -------
          Total assets......................................  $19,327       $19,465
                                                              =======       =======

                            See accompanying notes.

                         EL PASO TENNESSEE PIPELINE CO.

                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,    DECEMBER 31,
                                                                2001          2000
                                                              --------    ------------
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts and notes payable
     Trade..................................................  $ 4,180       $ 3,156
     Affiliates.............................................    3,126         3,760
     Other..................................................      234           179
  Short-term borrowings (including current maturities of
     long-term debt)........................................      213           356
  Liabilities from price risk management activities.........    1,408         2,880
  Other.....................................................      672           701
                                                              -------       -------
          Total current liabilities.........................    9,833        11,032
                                                              -------       -------
Long-term debt, less current maturities.....................    1,576         1,845
                                                              -------       -------
Other
  Liabilities from price risk management activities.........    1,519           898
  Deferred income taxes.....................................    1,758         1,647
  Other.....................................................    1,028           838
                                                              -------       -------
                                                                4,305         3,383
                                                              -------       -------
Commitments and contingencies
Minority interests..........................................      179            51
                                                              -------       -------

Stockholders' equity
  Preferred stock, Series A, no par; authorized 20,000,000
     shares; issued 6,000,000 shares; stated at liquidation
     value..................................................      300           300
  Common stock, par value $0.01 per share; authorized
     100,000 shares; issued 1,971 shares....................       --            --
  Additional paid-in capital................................    1,964         1,962
  Retained earnings.........................................    1,263           949
  Accumulated other comprehensive income....................      (93)          (57)
                                                              -------       -------
          Total stockholders' equity........................    3,434         3,154
                                                              -------       -------
          Total liabilities and stockholders' equity........  $19,327       $19,465
                                                              =======       =======

                            See accompanying notes.

                         EL PASO TENNESSEE PIPELINE CO.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2001        2000
                                                              -------      -----
Cash flows from operating activities
  Net income................................................  $   326      $ 325
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............      126        113
     Deferred income tax expense............................      160         45
     Extraordinary items....................................      (59)      (128)
     Net gain on the sale of assets.........................       --        (23)
     Undistributed earnings in unconsolidated affiliates....      (10)         3
     Non-cash portion of merger-related costs and asset
      impairments...........................................       38         --
     Other..................................................      (19)        --
  Working capital changes, net of non-cash transactions.....    2,776       (606)
  Other.....................................................     (146)        15
                                                              -------      -----
          Net cash provided by (used in) operating
           activities.......................................    3,192       (256)
                                                              -------      -----
Cash flows from investing activities
  Purchases of property, plant, and equipment...............     (252)      (219)
  Net proceeds from the sale of assets......................      113        418
  Additions to investments..................................     (219)      (501)
  Proceeds from the sale of investments.....................        5         89
  Other.....................................................       13         24
                                                              -------      -----
          Net cash used in investing activities.............     (340)      (189)
                                                              -------      -----
Cash flows from financing activities
  Net borrowings (repayments) of commercial paper...........      (47)      (514)
  Payments to retire long-term debt.........................     (364)        (1)
  Net change in other affiliated advances payable...........   (2,406)       831
  Increase in notes payable to unconsolidated affiliates....       --         67
  Decrease in notes payable to unconsolidated affiliates....       (9)       (82)
  Dividends paid............................................      (12)       (12)
  Capital contributions.....................................       --        160
                                                              -------      -----
          Net cash provided by (used in) financing
           activities.......................................   (2,838)       449
                                                              -------      -----
Increase in cash and cash equivalents.......................       14          4
Cash and cash equivalents
  Beginning of period.......................................      179         32
                                                              -------      -----
  End of period.............................................  $   193      $  36
                                                              =======      =====


                            See accompanying notes.

                       EL PASO TENNESSEE PIPELINE COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             AND CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER ENDED     SIX MONTHS ENDED
                                                                 JUNE 30,           JUNE 30,
                                                              --------------    -----------------
                    COMPREHENSIVE INCOME                      2001     2000      2001       2000
                    --------------------                      -----    -----    -------    ------
Net income..................................................  $158     $140      $ 326      $325
  Foreign currency translation adjustments..................   (12)      (4)       (20)       (2)
  Unrealized net gains from cash flow hedging activity
     Cumulative-effect transition adjustment (net of tax of
       $66).................................................    --       --       (154)       --
     Reclassification of initial cumulative-effect
       transition adjustment at original value (net of tax
       of $5 and $66).......................................    12       --        128        --
     Additional reclassification adjustments for changes in
       initial value to settlement date (net of tax of $66
       and $66).............................................    98       --         98        --
     Unrealized mark-to-market gains arising during period
       (net of tax of $84 and $61)..........................   195       --        (88)       --
                                                              ----     ----      -----      ----
Comprehensive income........................................  $451     $136      $ 290      $323
                                                              ====     ====      =====      ====

           ACCUMULATED OTHER COMPREHENSIVE INCOME               2001     2000
           --------------------------------------               -----    ----
Beginning balances as of December 31, 2000 and 1999.........    $ (57)   $(29)
  Foreign currency translation adjustments..................      (20)     (1)
  Unrealized net gains (losses) from cash flow hedging
     activity
     Cumulative-effect transition adjustment, net of
      taxes.................................................     (154)     --
     Reclassification of initial cumulative-effect
      transition adjustment at original value, net of
      taxes.................................................      128      --
     Additional reclassification adjustments for changes in
      initial value to settlement date, net of taxes........       98      --
     Unrealized mark-to-market losses arising during period,
      net of taxes..........................................      (88)     --
                                                                -----    ----
Balance as of June 30, .....................................    $ (93)   $(30)
                                                                =====    ====

                            See accompanying notes.

                         EL PASO TENNESSEE PIPELINE CO.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 2000 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The financial statements as of June 30, 2001, and for the quarters and six months ended June 30, 2001 and 2000, are unaudited. The balance sheet as of December 31, 2000, is derived from the audited balance sheet included in our Annual Report on Form 10-K. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature (except for merger-related costs and asset impairments as discussed in Note 2), to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information also includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our reported net income or stockholders' equity.

     Our accounting policies are consistent with those discussed in our Form 10-K, except as discussed below. You should refer to the Form 10-K for a further discussion of those policies.

  Accounting for Price Risk Management Activities

     Our business activities expose us to a variety of risks, including commodity price risk, interest rate risk, and foreign currency risk. Our corporate risk management group identifies risks associated with our businesses and determines which risks we want to manage and which types of instruments we should use to manage those risks.

     With the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivatives and Hedging Activities, we now record all derivative instruments on the balance sheet at their fair value. These instruments consist of two types, those derivatives entered into and held to mitigate, or hedge a particular risk, and those that are entered into and held for purposes other than risk mitigation, such as those in our trading activities. Those instruments that do not qualify as hedges are recorded at their fair value with changes in fair value reported in current period earnings. For those instruments entered into to hedge risk, and which qualify as hedges under SFAS No. 133, the appropriate accounting treatment depends on each instrument's intended use and how it is designated. Derivative instruments that qualify as hedges may be designated as:

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

     When hedge accounting is discontinued, the derivative instrument continues to be carried on the balance sheet at its fair value. However, any further changes in its fair value are recognized in current period earnings. Accounting for the item that was being hedged differs depending on how the hedge was originally designated. Our accounting policies for derivative instruments used in our business that qualify as hedges are discussed below:

                                                             IMPACT OF THE DISCONTINUATION OF HEDGE
TYPE OF HEDGE                 ACCOUNTING TREATMENT              ACCOUNTING ON ITEM BEING HEDGED
-------------                 --------------------           --------------------------------------
Fair value             Changes in the fair value of the      When hedge accounting is discontinued,
                       derivative and changes in the fair    the hedged asset or liability is no
                       value of the related asset or         longer adjusted for changes in fair
                       liability attributable to the         value. When hedge accounting is
                       hedged risk are recorded in current   discontinued because the hedged item
                       period earnings, generally as a       no longer meets the definition of a
                       component of revenue in the case of   firm commitment, any asset or
                       a sale or as a component of the       liability that was recorded related to
                       cost of products in the case of a     the firm commitment is removed from
                       purchase.                             the balance sheet and recognized in
                                                             current period earnings.

Cash flow              Changes in the fair value of the      When hedge accounting is discontinued
                       derivative are recorded in other      because it is unlikely that the
                       comprehensive income for the          forecasted transaction will occur,
                       portion of the change in value of     gains or losses that were accumulated
                       the derivative that is effective.     in other comprehensive income related
                       The ineffective portion of the        to the forecasted transaction will be
                       derivative is recorded in earnings    recognized immediately in earnings.
                       in the current period.                When a cash flow hedge is
                       Classification in the income          de-designated, but the forecasted
                       statement of the ineffective          transaction is still probable, the
                       portion is based on the income        accumulated amounts remain in other
                       classification of the item being      comprehensive income until the
                       hedged.                               forecasted transaction occurs. At that
                                                             time, the accumulated amounts are
                                                             recognized in earnings.

     Because our business activities encompass all aspects of the wholesale energy marketplace, including the gathering, processing, treating, transmission, and the purchase and sale of highly liquid energy commodities, our normal business contracts may qualify as derivative instruments under the provisions of SFAS No. 133. As a result, we evaluate each of our commercial contracts to see if derivative accounting is appropriate. Contracts that meet the criteria of a derivative are then evaluated to determine whether they qualify as a "normal purchase" or a "normal sale" as those terms are defined in SFAS No. 133. If they qualify as normal purchases and normal sales, we may exclude them from SFAS No. 133 treatment. We also evaluate our contracts for "embedded" derivatives. Embedded derivatives have terms that are not clearly and closely related to the terms of the contract in which they are included. If embedded derivatives exist, they are accounted for separately from the host contract as derivatives, with changes in their fair value recorded in current period earnings.

2. MERGER-RELATED COSTS AND ASSET IMPAIRMENTS

     During the quarter and six months ended June 30, 2001, we incurred merger-related costs associated with El Paso Corporation's merger with The Coastal Corporation and asset impairments as follows:

                                                              QUARTER    SIX MONTHS
                                                               ENDED       ENDED
                                                              JUNE 30,    JUNE 30,
                                                              --------   ----------
                                                                2001        2001
                                                              --------   ----------
                                                                  (IN MILLIONS)
Merger-related costs........................................    $ 5         $34
Asset impairments...........................................     38          38
                                                                ---         ---
                                                                $43         $72
                                                                ===         ===

  Merger-Related Costs

     Our merger-related costs consisted of the following:

                                                              QUARTER    SIX MONTHS
                                                               ENDED       ENDED
                                                              JUNE 30,    JUNE 30,
                                                              --------   ----------
                                                                2001        2001
                                                              --------   ----------
                                                                  (IN MILLIONS)
Employee severance, retention, and transition costs.........    $ 1         $ 5
Make-whole commitments......................................      4          25
Other.......................................................     --           4
                                                                ---         ---
                                                                $ 5         $34
                                                                ===         ===

     Employee severance, retention, and transition costs include direct payments to, and benefit costs for, severed employees and early retirees that occurred as a result of El Paso's merger-related workforce reduction and consolidation. Make-whole commitments relate to a series of payments we will make to El Paso Energy Partners L.P. in connection with the Federal Trade Commission's (FTC) ordered divestiture of interests in assets owned by the partnership.

  Asset Impairments

     During the quarter ended June 30, 2001, we incurred an asset impairment charge of $38 million resulting from Merchant Energy's impairment of its East Asia Power investment in the Philippines. This write down was a result of weak economic conditions causing a permanent decline in the value of our investment. We continue to hold this investment.

3. EXTRAORDINARY ITEMS

     As a result of El Paso's merger with Coastal, we were required by the FTC to sell our Midwestern Gas Transmission system. We completed this sale in April 2001. Net proceeds were approximately $95 million, and we recognized an extraordinary gain of $38 million, net of income taxes of $21 million.

     During the first quarter of 2000, we sold East Tennessee Natural Gas Company to comply with an FTC order related to El Paso's merger with Sonat Inc. Net proceeds from the sale were approximately $386 million, and we recognized an extraordinary gain of $77 million, net of income taxes of $51 million.

4. ACCOUNTING FOR HEDGING ACTIVITIES

     On January 1, 2001, we adopted the provisions of SFAS No. 133, and recorded a cumulative-effect adjustment of $154 million, net of income taxes, in accumulated other comprehensive income to recognize the fair value of all derivatives designated as cash flow hedging instruments. The majority of the initial charge related to hedging forecasted sales of natural gas for 2001 and 2002. During the quarter and six months ended June 30, 2001, $12 million and $128 million, net of income taxes, of this initial transition adjustment was reclassified to earnings as a result of hedged sales and purchases during the period, and an additional $3 million of this adjustment will be reclassified by the end of 2001.

     A majority of our commodity sales and purchases are at spot market or forward market prices. We use futures, forward contracts, and swaps to limit our exposure to fluctuations in the commodity markets and allow for a fixed cash flow stream from these activities. As of June 30, 2001, the value of cash flow hedges included in accumulated other comprehensive income was an unrealized loss of $16 million, net of income taxes. Of this amount, we estimate that $1 million will be reclassified from accumulated other comprehensive income over the next 12 months. Reclassifications occur upon physical delivery of the hedged commodity and the corresponding expiration of the hedge. The maximum term of our cash flow hedges is 1 year.

     Our other comprehensive income includes a loss of $27 million representing our proportionate share of amounts recorded in other comprehensive income by our unconsolidated affiliates that use derivatives as cash flow hedges. The maximum term of these cash flow hedges is 2 years, excluding hedges relating to interest rates on variable debt.

     For the quarter and six months ended June 30, 2001, we recognized net gains of $12 million and $13 million, net of income taxes, related to the ineffective portion of all cash flow hedges.

5. INVENTORY

     Our inventory consisted of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
                                                                   (IN MILLIONS)
Natural gas in storage......................................    $ 24         $ 58
Materials and supplies, and other...........................      35           26
                                                                ----         ----
          Total.............................................    $ 59         $ 84
                                                                ====         ====

6. DEBT AND OTHER CREDIT FACILITIES

     At June 30, 2001, our weighted average interest rate on short-term borrowings was 4.6%, and at December 31, 2000, it was 7.6%. We had the following short-term borrowings, including current maturities of long-term debt:

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
                                                                   (IN MILLIONS)
Notes payable to unconsolidated affiliates..................    $ --         $  9
Commercial paper............................................     168          215
Current maturities of long-term debt........................      45          132
                                                                ----         ----
                                                                $213         $356
                                                                ====         ====

  Acquisition of PG&E's Texas Midstream Operations

     In connection with our acquisition of PG&E's Texas Midstream operations in December 2000, we assumed $527 million in debt. In February 2001, we redeemed $293 million of the assumed debt.

  Revolving Credit Facility

     In June 2001, El Paso replaced its $2 billion, 364-day revolving credit facility with a renewable $3 billion, 364-day revolving credit and competitive advance facility. Tennessee Gas Pipeline (TGP) is a designated borrower under this facility and, as such, is liable for any amounts outstanding under this facility. The interest rate varies and was LIBOR plus 50 basis points at June 30, 2001. No amounts were outstanding under this facility at June 30, 2001.

  Other

     In addition to the items discussed above, during the six months ended June 30, 2001, we retired long-term debt with the aggregate principal amount of approximately $71 million.

7. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     EPME and several of our affiliates were named defendants in eight purported class action or citizen lawsuits and one individual lawsuit filed in 2000 and 2001 in California state courts (a list of the California cases is included in Part II, Item 1, Legal Proceedings). These cases contend generally that our entities acted alone or in combination with other unrelated companies to create artificially high prices for natural gas in California, and that EPME's acquisition of capacity on the El Paso Natural Gas Company (EPNG) pipeline system, an affiliated pipeline system, was utilized to manipulate the market for natural gas in California. We removed each of these cases to federal court and have requested that they be consolidated for all pretrial activities. In June 2001, the Federal Judicial Panel on Multi-District Litigation granted our consolidation motion relating to four of the lawsuits, sending them to the U.S. District Court in Nevada. In July 2001, the remaining five cases were conditionally consolidated to the Nevada District Court. The Nevada court has scheduled oral arguments in September 2001 on the issue of whether some or all of these cases should be remanded to the California State Court system for all further proceedings.

     In August 2000, the Liquidating Trustee in the bankruptcy of Power Corporation of America (PCA) sued El Paso Merchant Energy (EPME), and several other power traders, in the U.S. Bankruptcy Court in Connecticut claiming EPME improperly cancelled its contracts with PCA during the summer of 1998. The trustee alleged we breached contracts damaging PCA in the amount of $120 million. In May 2001, we agreed to settle this matter for a cash payment of $3 million. In a related matter, PCA appealed the Federal Energy Regulatory Commission's (FERC) ruling that power marketers such as EPME did not have to give 60 days notice to cancel its power contracts under the Federal Power Act. PCA has appealed this decision to the United States Court of Appeals, which ruled in FERC's favor.

     In February 1998, the United States and the state of Texas filed in a U.S. District Court a Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) cost recovery action against 14 companies, including us and some of our current and former affiliates, related to the Sikes Disposal Pits Superfund Site located in Harris County, Texas. The suit claims that the United States and the state of Texas have spent over $125 million in remediating Sikes and seeks to recover that amount plus interest from the defendants to the suit. The Environmental Protection Agency (EPA) has recently indicated that it may seek an additional amount up to $30 million, plus interest, in indirect costs from the defendants under a new cost allocation methodology. Defendants are challenging this allocation policy. Although an investigation relating to Sikes is ongoing, we believe that the amount of material, if any, disposed at Sikes by our former affiliates was small, possibly de minimis. However, the plaintiffs have alleged that the defendants are each jointly and severally liable for the entire remediation costs and have also sought a declaration of liability for future response costs such as groundwater monitoring. Settlement discussions are ongoing.

     In 1997, a number of our subsidiaries and affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). In May 2001, the court denied the defendants' motions to dismiss.

     A number of our subsidiaries and affiliates were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint and has now been sent back to Kansas State Court for further proceedings.

     In November 1988, the Kentucky environmental agency filed a complaint in a Kentucky state court alleging that TGP discharged pollutants into the waters of the state and disposed of polychlorinated biphenyls (PCBs) without a permit. The agency sought an injunction against future discharges, an order to remediate or remove PCBs, and a civil penalty. TGP entered into agreed orders with the agency to resolve many of the issues raised in the original allegations and received water discharge permits from the agency for its Kentucky compressor stations. The relevant Kentucky compressor stations are being characterized and remediated under a 1994 consent order with the EPA.

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

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 2001, we had a reserve of approximately $116 million for expected remediation costs. In addition, we expect to make capital expenditures for environmental matters of approximately $103 million in the aggregate for the years 2001 through 2006. These expenditures primarily relate to compliance with clean air regulations.

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

     In May 1995, following negotiations with its customers, TGP filed a Stipulation and Agreement (the Environmental Stipulation) with the Federal Energy Regulatory Commission (FERC) that established a mechanism for recovering a substantial portion of the environmental costs identified in its internal project. The Environmental Stipulation was effective July 1, 1995, and all amounts have been collected from customers. Refunds may be required to the extent actual eligible expenditures are less than amounts collected.

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

     We have been designated and have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to eight active sites under CERCLA or state equivalents. We have sought to resolve our liability as a PRP at these CERCLA sites, as appropriate, through indemnification by third parties and/or settlements which provide for payment of our allocable share of remediation costs. As of June 30, 2001, we have estimated our share of the remediation costs at these sites to be between approximately $1 million and $2 million and have provided reserves that we believe are adequate for such costs. Since the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of our estimated liabilities. We presently believe that the costs associated with these CERCLA sites will not have a material adverse effect on our financial position, operating results, or cash flows.

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

  Rates and Regulatory Matters

     In April 2000, the California Public Utilities Commission (CPUC) filed a complaint with FERC alleging that EPNG's sale of approximately 1.2 billion cubic feet per day of California capacity to EPME was anticompetitive and an abuse of the affiliate relationship under FERC's policies. In August 2000, the CPUC filed a motion requesting that the contract between EPNG and EPME be terminated. Other parties in the proceedings have requested that the original complaint be set for hearing and that EPME pay back any profits it has earned under the contract. In March 2001, FERC established a hearing, before an administrative law judge, to address the issue of whether EPNG and/or EPME had market power and, if so, had exercised it. The hearing on the anticompetitive issue concluded in May 2001. In June 2001, FERC issued an order granting the request of the CPUC and others to allow the administrative law judge to take evidence on the affiliate abuse issue. The hearing for the purpose of taking evidence on this issue concluded on August 6, 2001, with final briefs due by September 9, 2001. We expect the administrative law judge to issue a decision in the fourth quarter 2001.

     In June 2001, the Western Australia regulators issued a draft rate decision at lower than expected levels for the Dampier-to-Bunbury pipeline owned by EPIC Energy Australia Trust (EPIC), in which we have a 33 percent ownership interest. EPIC's management is currently analyzing the impact of the draft rate decision on its current and anticipated future operating results, the results of which could impact our investment.

     While we cannot predict with certainty the final outcome or the timing of the resolution of all of our rates and regulatory matters, we believe the ultimate resolution of these issues will not have a material adverse effect on our financial position, results of operations, or cash flows.

8. SEGMENT INFORMATION

     We segregate our business activities into three distinct operating segments: Pipelines, Merchant Energy, and Field Services. These segments are strategic business units that provide a variety of energy products and services. They are managed separately as each business unit requires different technology and marketing strategies. We measure segment performance using earnings before interest expense and income taxes (EBIT). The following are our results as of and for the periods ended June 30:

                                                             QUARTER ENDED JUNE 30, 2001
                                                 ----------------------------------------------------
                                                             MERCHANT    FIELD
                                                 PIPELINES    ENERGY    SERVICES   OTHER(1)    TOTAL
                                                 ---------   --------   --------   --------   -------
                                                                    (IN MILLIONS)
Revenues from external customers...............   $  151     $ 7,813     $   85     $   1     $ 8,050
Intersegment revenues..........................       19           9         61       (89)         --
Merger-related costs and asset impairments.....       --          39          4        --          43
Operating income...............................       65          92         25         8         190
EBIT...........................................       72         176         20         8         276
Segment assets.................................    4,996      10,485      2,928       918      19,327

                                                             QUARTER ENDED JUNE 30, 2000
                                                 ----------------------------------------------------
                                                             MERCHANT    FIELD
                                                 PIPELINES    ENERGY    SERVICES   OTHER(1)    TOTAL
                                                 ---------   --------   --------   --------   -------
                                                                    (IN MILLIONS)
Revenues from external customers...............   $  172     $ 3,674     $  134     $  --     $ 3,980
Intersegment revenues..........................       18           2         16       (36)         --
Operating income (loss)........................       80         136         24        (1)        239
EBIT...........................................       85         164         25        (3)        271
Segment assets.................................    4,872       6,704      1,116       262      12,954

                                                            SIX MONTHS ENDED JUNE 30, 2001
                                                 ----------------------------------------------------
                                                             MERCHANT    FIELD
                                                 PIPELINES    ENERGY    SERVICES   OTHER(1)    TOTAL
                                                 ---------   --------   --------   --------   -------
                                                                    (IN MILLIONS)
Revenues from external customers...............   $  350     $17,399     $  412     $   1     $18,162
Intersegment revenues..........................       39          30        138      (207)         --
Merger-related costs and asset impairments.....        1          39         32        --          72
Operating income...............................      176         283         23         9         491
EBIT...........................................      185         407         21         9         622
Segment assets.................................    4,996      10,485      2,928       918      19,327

                                                            SIX MONTHS ENDED JUNE 30, 2000
                                                 ----------------------------------------------------
                                                             MERCHANT    FIELD
                                                 PIPELINES    ENERGY    SERVICES   OTHER(1)    TOTAL
                                                 ---------   --------   --------   --------   -------
                                                                    (IN MILLIONS)
Revenues from external customers...............   $  368     $ 6,232     $  246     $   1     $ 6,847
Intersegment revenues..........................       35           9         31       (75)         --
Operating income (loss)........................      174         186         46        (5)        401
EBIT...........................................      185         247         50        (7)        475
Segment assets.................................    4,872       6,704      1,116       262      12,954

---------------
(1) Includes Corporate, eliminations, and other non-operating segment activities.

9. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     We hold investments in various affiliates which we account for using the equity method of accounting. Summarized financial information for our proportionate share of these investments is as follows:

                                                 QUARTER ENDED      SIX MONTHS ENDED
                                                    JUNE 30,            JUNE 30,
                                                ----------------    ----------------
                                                2001       2000     2001       2000
                                                -----      -----    -----      -----
                                                 (IN MILLIONS)       (IN MILLIONS)
Operating results data
  Revenues and other income.................    $ 208      $ 199    $ 448      $ 345
  Costs and expenses........................     (164)      (154)    (354)      (305)
  Income from continuing operations.........       44         45       94         40
  Net income................................       36         21       57         18

10. TRANSACTIONS WITH RELATED PARTIES

     We participate in El Paso's cash management program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing total borrowing from outside sources. We had borrowed $1,777 million at June 30, 2001, at a market rate of interest which was 4.2% at June 30, 2001. At December 31, 2000, we had borrowed $3,691 million.

     At June 30, 2001, we had accounts receivable from other related parties of $1,020 million and $194 million at December 31, 2000. In addition, we had accounts payable to other related parties of $1,349 at June 30, 2001, versus $69 million at December 31, 2000. These balances were incurred in the normal course of business.

11. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Business Combinations

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. This statement requires that all transactions that fit the definition of a business combination be accounted for using the purchase method and prohibits the use of the pooling of interests method for all business combinations initiated after June 30, 2001. This statement also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary item. This standard will have an impact on any business combination we undertake in the future. We are currently evaluating the effects of this pronouncement on our historical financial statements.

  Goodwill and Other Intangible Assets

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill no longer be amortized but intermittently tested for impairment at least on an annual basis. Other intangible assets are to be amortized over their useful life and reviewed for impairment in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. An intangible asset with an indefinite useful life can no longer be amortized until its useful life becomes determinable. This statement has various effective dates, the most significant of which is January 1, 2002. We are currently evaluating the effects of this pronouncement.

  Accounting for Asset Retirement Obligations

     In July 2001, the FASB approved for issuance SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to the present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1)

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in Part II, Items 7, 7A, and 8, in our Annual Report on Form 10-K for the year ended December 31, 2000, in addition to the financial statements and notes presented in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

                             RESULTS OF OPERATIONS

     For the quarter ended June 30, 2001, we had net income of $158 million versus $140 million for the quarter ended June 30, 2000. The 2001 results included merger-related costs and asset impairments totaling $43 million, or $26 million after taxes. In addition, we recorded extraordinary gains totaling $38 million, net of income taxes, as a result of FTC ordered sales of our Midwestern Gas Transmission system. Net income, excluding the effects of these charges, and extraordinary items, would have been $146 million in 2001 versus $140 million in 2000, or an increase of 4 percent.

     For the six months ended June 30, 2001, we had net income of $326 million versus $325 million for the six months ended June 30, 2000. The 2001 results included merger-related costs and asset impairments totaling $72 million, or $48 million after taxes. In addition, we recorded extraordinary gains totaling $38 million, net of income taxes, as a result of FTC ordered sales of our Midwestern Gas Transmission system. For the six months ended June 30, 2000, we recorded extraordinary gains on FTC ordered sales of our East Tennessee Natural Gas Company totaling $77 million, net of income taxes. Net income, excluding the after-tax effects of these charges, and extraordinary items, would have been $336 million in 2001 versus $248 million in 2000, or an increase of 35 percent.

                                SEGMENT RESULTS

     Our business activities are segregated into three segments: Pipelines, Merchant Energy, and Field Services. These segments are strategic business units that offer a variety of different energy products and services and each requires different technology and marketing strategies. Operating revenues and expenses by segment include intersegment revenues and expenses which are eliminated in consolidation. Because changes in energy commodity prices have a similar impact on both our operating revenues and cost of products sold from period to period, we believe that gross margin (revenue less cost of sales) provides a more accurate and meaningful basis for analyzing operating results for the trading portion of Merchant Energy and the Field Services segment. For a further discussion of our individual segments see Item 1, Financial Statements, Note 8. The segment results presented below include merger-related costs and asset impairments as discussed above:

                                                            QUARTER ENDED     SIX MONTHS ENDED
                                                               JUNE 30,           JUNE 30,
                                                            --------------    ----------------
                                                            2001      2000    2001       2000
                                                            ----      ----    -----      -----
                                                                      (IN MILLIONS)
   EARNINGS BEFORE INTEREST EXPENSE AND INCOME TAXES
Pipelines...............................................    $ 72      $ 85    $185       $185
Merchant Energy.........................................     176       164     407        247
Field Services..........................................      20        25      21         50
                                                            ----      ----    ----       ----
  Segment total.........................................     268       274     613        482
Corporate and other, net................................       8        (3)      9         (7)
                                                            ----      ----    ----       ----
  Consolidated EBIT.....................................    $276      $271    $622       $475
                                                            ====      ====    ====       ====

---------------
(1) Below is a list of terms that are common to our industry and used throughout our Management's Discussion and Analysis:

Btu       =   British thermal unit
BBtu/d    =   billion British thermal units per day
BBtue/d   =   billion British thermal unit equivalents per day
MMBtu     =   million British thermal units
MMWh      =   thousand megawatt hours

PIPELINES

     Our Pipelines segment operates our interstate pipeline businesses. Each pipeline system operates under a separate tariff that governs its operations and rates. Operating results for our pipeline systems have generally been stable because the majority of the revenues are based on fixed reservation charges. As a result, we expect changes in this aspect of our business to be primarily driven by regulatory actions and contractual events. Commodity or throughput-based revenues account for a smaller portion of our operating results. These revenues vary from period to period, and system to system, and are impacted by factors such as weather, operating efficiencies, competition from other pipelines, and fluctuations in natural gas prices. Results of operations of the Pipelines segment were as follows for the periods ended June 30:

                                                   QUARTER ENDED      SIX MONTHS ENDED
                                                      JUNE 30,            JUNE 30,
                                                  ----------------    ----------------
                                                   2001      2000      2001      2000
                                                  ------    ------    ------    ------
                                                  (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues............................    $  170    $  190    $  389    $  403
Operating expenses............................      (105)     (110)     (213)     (229)
Other income..................................         7         5         9        11
                                                  ------    ------    ------    ------
  EBIT........................................    $   72    $   85    $  185    $  185
                                                  ======    ======    ======    ======
Throughput volumes (BBtu/d)(1)................     4,111     4,027     4,589     4,447
                                                  ======    ======    ======    ======

---------------

(1) Throughput volumes exclude those relating to pipeline systems sold in connection with our Coastal and Sonat mergers including the Midwestern Gas Transmission and East Tennessee Natural Gas systems.

  Second Quarter 2001 Compared to Second Quarter 2000

     Operating revenues for the quarter ended June 30, 2001, were $20 million lower than the same period in 2000. The decrease was due to lower 2001 revenues resulting from contract remarketing during 2000 and lower rates on throughput in 2001 as a result of a higher proportion of short versus long hauls compared to 2000. Also contributing to the decrease were contract quantity reductions and cancellations on TGP's pipeline by customers of East Tennessee Natural Gas Company resulting from the FTC's order to El Paso to sell its East Tennessee system in the first quarter of 2000, and the impact of the sale of the Midwestern Gas Transmission system in April 2001. Partially offsetting the decrease was the impact of higher prices on sales of excess natural gas in 2001.

     Operating expenses for the quarter ended June 30, 2001, were $5 million lower than the same period in 2000. The decrease was due to lower depreciation expenses from the retirement of assets, reduced operating and depreciation expenses due to the sale of Midwestern, and lower corporate allocations and operating expenses as a result of cost savings following El Paso's merger with Coastal in January 2001.

  Six Months Ended 2001 Compared to Six Months Ended 2000

     Operating revenues for the six months ended June 30, 2001, were $14 million lower than the same period in 2000. The decrease was due to lower 2001 revenues resulting from contract remarketing during 2000 and lower rates on throughput in 2001 as a result of a higher proportion of short versus long hauls compared to 2000. Also contributing to the decrease was the sale of East Tennessee, including contract quantity reductions or cancellations on TGP's pipeline by customers of East Tennessee resulting from the FTC's order to El Paso to sell East Tennessee and the impact of the sale of Midwestern. Partially offsetting the decrease was the impact of higher prices on sales of excess natural gas.

     Operating expenses for the six months ended June 30, 2001, were $16 million lower than the same period in 2000. The decrease was due to lower project development costs, lower depreciation expenses resulting from the retirement of assets, reduced operating and depreciation expenses from the sales of Midwestern and East Tennessee, and lower corporate allocations and operating expenses as a result of cost savings following El Paso's merger with Coastal.

MERCHANT ENERGY

     Merchant Energy is involved in a wide range of activities in the wholesale energy marketplace, including trading and risk management, asset ownership, and financial services. Each market served by Merchant Energy is highly competitive and is influenced directly or indirectly by energy market economics.

     Merchant Energy's trading and risk management activities provide energy trading and energy management solutions for its customers and affiliates involving primarily natural gas and power. The segment maintains a substantial trading portfolio that manages its risk across multiple commodities and over seasonally fluctuating energy demands.

     Merchant Energy's asset ownership activities include a 20 percent ownership interest in Chaparral Investors, L.L.C., an entity established to acquire, hold, and manage domestic power generation assets. During the six months ended June 30, 2001, Merchant Energy earned $74 million in fee-based revenues from Chaparral, and was reimbursed $10 million for operating expenses. For the six months ended June 30, 2000, fee-based revenues were $40 million, and expense reimbursements were $10 million.

     In the financial services area, Merchant Energy owns EnCap Investments and Enerplus Global Energy Management, Inc., and conducts other energy financing activities. EnCap manages three separate oil and natural gas investment funds in the U.S., and serves as an investment advisor to one fund in Europe. EnCap also holds investments in emerging energy companies, and earns a return from these investments. In 2000, Merchant Energy acquired Enerplus, a Canadian investment management company, through which it conducts fund management activities similar to EnCap, but in Canada. Below are Merchant Energy's operating results and an analysis of these results for the periods ended June 30:

                                               QUARTER ENDED        SIX MONTHS ENDED
                                                 JUNE 30,               JUNE 30,
                                            -------------------    -------------------
                                              2001       2000        2001       2000
                                            --------    -------    --------    -------
                                               (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Trading gross margin......................  $    143    $   141    $    346    $   191
Operating and other revenues..............        71         49         165        101
Operating expenses........................      (122)       (54)       (228)      (106)
Other income..............................        84         28         124         61
                                            --------    -------    --------    -------
     EBIT.................................  $    176    $   164    $    407    $   247
                                            ========    =======    ========    =======

     Volumes

  Physical
     Natural gas (BBtue/d)................     9,187      6,081      10,324      5,818
     Power (MMWh).........................    44,538     22,412      79,930     46,148
  Financial settlements (BBtue/d).........   120,929     72,705     145,077     82,144

  Second Quarter 2001 Compared to Second Quarter 2000

     Trading gross margin consists of revenues from commodity trading and origination activities less the cost of commodities sold. For the quarter ended June 30, 2001, these trading gross margins were $2 million higher than the same period in 2000. Higher deal origination activities during the second quarter of 2001 were partially offset by the impact of lower 2001 power price volatility and reserves related to our activities in California during the second quarter of 2001.

     In October 2000, Coastal, our affiliate, terminated their Engage joint venture with WestCoast Energy, Inc. In the transaction, they assumed the U.S. portion of Engage and WestCoast assumed the Canadian operations. As a result, they began consolidating these U.S. operations and conducting trading activities. In February 2001, Coastal transferred these contracts, which included Engage's marketing contracts and other assets, to El Paso Merchant Energy, our subsidiary in exchange for 22 percent of the shares of El Paso Merchant Energy. These shares had an estimated fair value of approximately $135 million.

     Merchant Energy is a provider of power and natural gas to the state of California. During the latter half of 2000 and continuing into 2001, California experienced sharp increases in natural gas prices and wholesale power prices due to energy shortages resulting from a combination of unusually warm summer weather followed by high winter demand, low gas storage levels, lower hydroelectric power generation, maintenance downtime of significant generation facilities, and price caps that discouraged power movement from other nearby states into California. The increase in power prices caused by the imbalance of natural gas and power supply and demand coupled with electricity price caps imposed on rates allowed to be charged to California electricity customers has resulted in large cash deficits of the two major California utilities, Southern California Edison and Pacific Gas and Electric. As a result, both utilities have defaulted on payments to creditors and have accumulated substantial under-collections from customers. This resulted in their credit ratings being downgraded in 2001 from above investment grade to below investment grade, and in April 2001, Pacific Gas & Electric filed for bankruptcy. Both utilities have filed for emergency rate increases with the CPUC and are working with the state authorities to restore the companies' financial viability. We have historically been one of the largest suppliers of energy to California, and we are actively participating with all parties in California to be a part of the long-term, stable solution to California's energy needs. We have established reserves that we believe are sufficient to cover our exposure to these issues. As a result, we do not believe, based on information known to date, these matters will have a material impact on our operating results.

     Our investee, Chaparral, has ownership interests in 11 power plants in the state of California. As of June 30, 2001, customers of these facilities had only partially paid for power generated. This, coupled with Pacific Gas and Electric's bankruptcy declaration, has resulted in an event of default under the terms of each facility's loan agreement. Operations of these plants have been reduced, and each facility continues to take necessary actions to enforce the terms of its power purchase agreement. Management of Chaparral has indicated that it believes existing reserves against potential uncollectible accounts are adequate. We do not believe, based on information known to date, that these matters will have a material impact on our operating results. However, our management fee from Chaparral is based on the value of its assets. As a result, if the value of these power plants is permanently reduced, it could have a similar effect on our management fee in future years.

     Operating and other revenues consist of revenues from consolidated international power generation facilities and revenues from the financial services and asset management businesses of Merchant Energy. For the quarter ended June 30, 2001, operating revenues were $22 million higher than the same period in 2000. The increase resulted from higher management fees from Chaparral and the acquisition and consolidation of the CEBU power project in the Philippines during the first quarter of 2001.

     Operating expenses for the quarter ended June 30, 2001, were $68 million higher than the same period in 2000. The increase was due to the write-down of our investment in the East Asia power project in the Philippines due to weak economic conditions which caused a permanent decline in the value of that investment and higher professional fees and salaries resulting from the expansion of our operations in Europe, Asia, South America and in our liquefied natural gas business. Also contributing to the increase were higher operating expenses from the consolidation of the CEBU power project.

     Other income for the quarter ended June 30, 2001, was $56 million higher than the same period in 2000. The increase resulted from agency and marketing fees received in the second quarter of 2001 for a Brazilian power transaction, as well as increased equity earnings on unconsolidated power project investments.

  Six Months Ended 2001 Compared to Six Months Ended 2000

     Trading gross margin for the six months ended June 30, 2001, was $155 million higher than the same period in 2000. The increase was primarily due to higher margins from natural gas trading activities in the first six months of 2001 resulting from increased trading volumes and price volatility. Partially offsetting these increases were lower deal origination activities in the first half of 2001 and 2001 reserves for our activities in California.

     Operating and other revenues for the six months ended June 30, 2001, were $64 million higher than the same period in 2000. The increase was a result of higher management fees from Chaparral, the acquisition and consolidation of the CEBU power project in the Philippines and revenues from Enerplus which was acquired in August 2000.

     Operating expenses for the six months ended June 30, 2001, were $122 million higher than the same period in 2000. The increase was due to the write-down of our investment in the East Asia power project in the Philippines and higher professional fees and salaries resulting from the expansion of our operations in Europe, Asia, South America and in our liquefied natural gas business. Also contributing to the increase were higher operating expenses from the consolidation of the CEBU power project.

     Other income for the six months ended June 30, 2001, was $63 million higher than the same period in 2000. The increase was a result of a marketing and agency fee on a Brazilian power transaction in the second quarter of 2001, as well as increased equity earnings on unconsolidated power project investments.

FIELD SERVICES

     Field Services provides a variety of services for the midstream component of our operations, including gathering and treating of natural gas, processing and fractionation of natural gas, natural gas liquids, and natural gas derivative products, such as ethane, propane, and butane. Field Services attempts to balance its earnings from its activities through a combination of fixed fee-based and market-based services.

     Our gathering and treating operations earn margins substantially from fixed fee-based services; however, some of these operations earn margins from market-based rates. Revenues for these commodity rate services are the product of the market price, usually related to the monthly natural gas price index, and the volume gathered.

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

     Field Services' operating results and an analysis of these results are as follows for each of the periods ended June 30:

                                                    QUARTER ENDED        SIX MONTHS ENDED
                                                       JUNE 30,              JUNE 30,
                                                  ------------------    ------------------
                                                   2001       2000       2001       2000
                                                  -------    -------    -------    -------
                                                  (IN MILLIONS, EXCEPT VOLUMES AND PRICES)
Gathering, treating, and processing margin......  $  100     $   61     $  209     $  121
Operating expenses..............................     (75)       (37)      (186)       (75)
Other income (loss).............................      (5)         1         (2)         4
                                                  ------     ------     ------     ------
  EBIT..........................................  $   20     $   25     $   21     $   50
                                                  ======     ======     ======     ======
Volumes and prices
  Gathering and treating
     Volumes (BBtu/d)...........................   5,709      2,945      5,626      2,994
                                                  ======     ======     ======     ======
     Prices ($/MMBtu)...........................  $ 0.12     $ 0.16     $ 0.13     $ 0.16
                                                  ======     ======     ======     ======
  Processing
     Volumes (inlet BBtu/d).....................   2,495      1,119      2,224      1,055
                                                  ======     ======     ======     ======
     Prices ($/MMBtu)...........................  $ 0.16     $ 0.19     $ 0.18     $ 0.18
                                                  ======     ======     ======     ======

  Second Quarter 2001 Compared to Second Quarter 2000

     Total gross margin for the quarter ended June 30, 2001, was $39 million higher than the same period in 2000. The increase was a result of higher gathering and treating margins, which increased approximately 35 percent, primarily due to higher volumes as a result of our acquisition of PG&E's Texas Midstream operations in December 2000. Processing margins during the second quarter of 2001 were also higher, almost tripling those levels during the same period in 2000, as a result of contributions from the processing operations acquired from PG&E and higher natural gas and natural gas liquids prices in the San Juan Basin. Lower average rates of gathering and treating and processing in 2001 compared to 2000 were due to the different mix of assets resulting from the acquisition of PG&E.

     Operating expenses for the quarter ended June 30, 2001, were $38 million higher than the same period in 2000. The increase was a result of higher operating costs and tax and depreciation expenses from the addition of PG&E's Texas Midstream operations, and merger-related costs arising from commitments made to Energy Partners related to FTC ordered sales of assets owned by the partnership.

  Six Months Ended 2001 Compared to Six Months Ended 2000

     Total gross margin for the six months ended June 30, 2001, was $88 million higher than the same period in 2000. The increase was a result of higher gathering and treating margins, which increased approximately 49 percent, primarily due to higher San Juan gathering rates, along with higher volumes as a result of our acquisition of PG&E's Texas Midstream operations. Processing margins in 2001 were also higher, increasing 115 percent over 2000, as a result of contributions from the processing operations acquired from PG&E and higher natural gas and natural gas liquids prices in the San Juan Basin. Lower average rates of gathering and treating and processing in 2001 compared to 2000 were due to the different mix of assets resulting from the acquisition of PG&E.

     Operating expense for the six months ended June 30, 2001, were $111 million higher than the same period in 2000. The increase was a result of higher operating costs and tax and depreciation expenses from the addition of PG&E's Texas Midstream operations, and merger-related costs arising from commitments made related to FTC ordered sales of assets owned by Energy Partners.

NON-AFFILIATED INTEREST AND DEBT EXPENSE

     Non-affiliated interest and debt expense for the quarter and six months ended June 30, 2001, was $4 million and $6 million higher than the same periods in 2000 primarily due to long-term debt assumed by Field Services in relation to its acquisition of PG&E's Texas Midstream operations in December 2000 and decreased capitalized interest related to Merchant Energy's completion of the West Georgia power facility in June 2000.

AFFILIATED INTEREST EXPENSE, NET

     Affiliated interest expense, net for the quarter and six months ended June 30, 2001, was $20 million and $74 million higher than the same periods in 2000 due to an increase in advances from El Paso for ongoing capital projects, investment programs, and operating requirements, offset by lower short-term interest rates.

INCOME TAXES

     The income tax expenses for the quarters ended June 30, 2001 and 2000, were $75 million and $74 million, resulting in effective tax rates of 38 percent and 35 percent. Our effective tax rates were different than the statutory tax rate of 35 percent primarily due to the following:

     - state income taxes;

     - earnings from unconsolidated affiliates where we anticipate receiving dividends; and

     - foreign income not taxed in the U.S., but taxed at foreign rates.

     The income tax expenses for the six months ended June 30, 2001 and 2000, were $147 million and $120 million, resulting in effective tax rates of 34 percent and 33 percent. Our effective tax rates were different than the statutory tax rate of 35 percent primarily due to the following:

     - state income taxes;

     - earnings from unconsolidated affiliates where we anticipate receiving dividends; and

     - foreign income not taxed in the U.S., but taxed at foreign rates.

                        LIQUIDITY AND CAPITAL RESOURCES

  CASH FROM OPERATING ACTIVITIES

     Net cash provided by our operating activities was $3,192 million for the six months ended June 30, 2001, compared to net cash used of $256 million for the same period of 2000. The increase was primarily due to liquidations of net derivative trading positions during the first half of 2001, coupled with the impact of lower commodity prices. Partially offsetting these increases were cash payments in 2001 for charges related to broker and over-the-counter margins and higher interest payments.

  CASH FROM INVESTING ACTIVITIES

     Net cash used in our investing activities was $340 million for the six months ended June 30, 2001. Our investing activities principally consisted of additions to property, plant, and equipment primarily in our Field Services and Pipelines segments for expansion and construction projects. We also had additions to joint ventures and investments in unconsolidated affiliates, primarily related to our investment in two international power companies located in Brazil and China. Cash inflows from investment-related activities included proceeds from the sale of our Midwestern Gas Transmission system.

  CASH FROM FINANCING ACTIVITIES

     Net cash used in our financing activities was $2,838 million for the six months ended June 30, 2001. During 2001, we retired long-term debt, repaid short-term borrowings, paid dividends, and paid advances to El Paso.

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

                         COMMITMENTS AND CONTINGENCIES

     See Item 1, Financial Statements, Note 7, which is incorporated herein by reference.

                 NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     See Item 1, Financial Statements, Note 11, which is incorporated herein by reference.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 7, which is incorporated herein by reference.

     The California cases are: four filed in the Superior Court of Los Angeles County (Continental Forge Company, et al v. Southern California Gas Company, et al, filed September 25, 2000; and Berg v. Southern California Gas Company, et al, filed December 18, 2000); (The City of Los Angeles, et al v. Southern California Gas Company, et al and The City of Long Beach, et al v. Southern California Gas Company, et al, both filed March 20, 2001); two filed in the Superior Court of San Diego County (John W.H.K. Phillip v. El Paso Merchant Energy and John Phillip v. El Paso Merchant Energy, both filed December 13,
2000); and three filed in the Superior Court of San Francisco County (Sweetie's, et al v. El Paso Corporation, et al, filed March 22, 2001; Philip Hackett, et al
v. El Paso Corporation, et al, filed May 9, 2001; and California Dairies, Inc., et al v. El Paso Corporation, et al, filed May 21, 2001). The four cases filed in 2000 were the cases consolidated for pretrial activities.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     We held our annual meeting of stockholders on May 21, 2001. Proposals presented for a stockholders vote included the election of one director by holders of EPTPC's 8 1/4% Cumulative Preferred Stock, Series A, and the election of five Directors by EPC, the sole holder of EPTPC's Common Stock.

     The one director nominated to be elected by the holder of EPTPC's 8 1/4% Cumulative Preferred Stock Series A was elected with the following voting results:

                                                                 FOR       WITHHELD
                                                              ---------    --------
Kenneth L. Smalley..........................................  3,321,770     95,130

     Each of the five directors nominated to be elected by the common stockholder were elected with the following voting results:

                                                               FOR     WITHHELD
                                                              -----    --------
William A. Wise.............................................  1,971       0
H. Brent Austin.............................................  1,971       0
Joel Richards III...........................................  1,971       0
Britton White, Jr. .........................................  1,971       0
Jeffrey I. Beason...........................................  1,971       0

     There were no broker non-votes for the election of directors.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        *10.A            -- $3,000,000,000 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement, dated as of June 11, 2001, by
                            and among El Paso Corporation, El Paso Natural Gas
                            Company, Tennessee Gas Pipeline Company, the several
                            banks and other financial institutions from time to time
                            parties to the Agreement, The Chase Manhattan Bank, ABN
                            Amro Bank, N.V., and Citibank, N.A., as co-documentation
                            agents for the Lenders, and Bank of America, N.A. and
                            Credit Suisse First Boston, as co-syndication agents for
                            the Lenders.

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

                                            EL PASO TENNESSEE PIPELINE CO.

Date: August 10, 2001                              /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: August 10, 2001                             /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                                 (Chief Accounting Officer)

                               INDEX TO EXHIBITS

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        *10.A            -- $3,000,000,000 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement, dated as of June 11, 2001, by
                            and among El Paso Corporation, El Paso Natural Gas
                            Company, Tennessee Gas Pipeline Company, the several
                            banks and other financial institutions from time to time
                            parties to the Agreement, The Chase Manhattan Bank, ABN
                            Amro Bank, N.V., and Citibank, N.A., as co-documentation
                            agents for the Lenders, and Bank of America, N.A. and
                            Credit Suisse First Boston, as co-syndication agents for
                            the Lenders.