Form 10-Q
period 2002-03-31
EL PASO TENNESSEE PIPELINE CO
filed 2002-05-15
CIK 823549

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                        Telephone Number: (713) 420-2600

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

     Common Stock, par value $0.01 per share. Shares outstanding on May 15, 2002: 1,971

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         EL PASO TENNESSEE PIPELINE CO.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                QUARTER ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2002       2001
                                                              -------    -------
Operating revenues..........................................  $ 8,273    $10,182
                                                              -------    -------
Operating expenses
  Cost of products and services.............................    7,867      9,561
  Operation and maintenance.................................      239        193
  Merger-related costs......................................       --         29
  Asset impairments.........................................      342         --
  Depreciation, depletion and amortization..................       60         74
  Taxes, other than income taxes............................       22         24
                                                              -------    -------
                                                                8,530      9,881
                                                              -------    -------
Operating income (loss).....................................     (257)       301
                                                              -------    -------
Other income
  Earnings from unconsolidated affiliates...................        4         21
  Other, net................................................       10         24
                                                              -------    -------
                                                                   14         45
                                                              -------    -------
Income (loss) before interest, income taxes and other
  charges...................................................     (243)       346
                                                              -------    -------
Non-affiliated interest and debt expense....................       39         41
Affiliated interest expense, net............................       18         65
Minority interest...........................................        6         --
Income taxes................................................     (102)        72
                                                              -------    -------
                                                                  (39)       178
                                                              -------    -------
Income (loss) before cumulative effect of accounting
  change....................................................     (204)       168
Cumulative effect of accounting change, net of income
  taxes.....................................................       97         --
                                                              -------    -------
Net income (loss)...........................................  $  (107)   $   168
                                                              =======    =======

                            See accompanying notes.

                         EL PASO TENNESSEE PIPELINE CO.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                MARCH 31,     DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                          ASSETS
Current assets
  Cash and cash equivalents.................................     $   115        $   197
  Accounts and notes receivable, net
     Customer...............................................       3,233          2,723
     Affiliates.............................................         436            271
     Other..................................................         286            600
  Inventory.................................................          37             79
  Assets from price risk management activities..............       1,678          2,529
  Margin deposits on energy trading activities..............         527            379
  Other.....................................................         333            318
                                                                 -------        -------
          Total current assets..............................       6,645          7,096
                                                                 -------        -------
Property, plant and equipment, at cost
  Pipelines.................................................       2,831          2,824
  Gathering and processing systems..........................       1,011          2,199
  Power facilities..........................................         572            563
  Other.....................................................          99             99
                                                                 -------        -------
                                                                   4,513          5,685
Less accumulated depreciation, depletion and amortization...         754          1,040
                                                                 -------        -------
                                                                   3,759          4,645
Additional acquisition costs assigned to utility plant, net
  of accumulated amortization...............................       2,263          2,271
                                                                 -------        -------
          Total property, plant and equipment, net..........       6,022          6,916
                                                                 -------        -------
Other assets
  Investments in unconsolidated affiliates..................       2,375          2,825
  Assets from price risk management activities..............       2,260          2,156
  Other.....................................................         999          1,002
                                                                 -------        -------
                                                                   5,634          5,983
                                                                 -------        -------
          Total assets......................................     $18,301        $19,995
                                                                 =======        =======

                            See accompanying notes.

                         EL PASO TENNESSEE PIPELINE CO.

                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                MARCH 31,     DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts and notes payable
     Trade..................................................     $ 3,020        $ 2,927
     Affiliates.............................................       3,218          2,932
     Other..................................................         182            308
  Short-term borrowings and other financing obligations.....         618            567
  Liabilities from price risk management activities.........       1,702          2,089
  Margin deposits from customers on energy trading
     activities.............................................          47            649
  Other.....................................................         405            557
                                                                 -------        -------
          Total current liabilities.........................       9,192         10,029
                                                                 -------        -------
Long-term debt and other financing obligations..............       1,451          1,563
                                                                 -------        -------
Other liabilities
  Deferred income taxes.....................................       1,779          1,971
  Liabilities from price risk management activities.........       1,271          1,236
  Other.....................................................         850            996
                                                                 -------        -------
                                                                   3,900          4,203
                                                                 -------        -------
Commitments and contingencies
Minority interests..........................................         356            356
                                                                 -------        -------
Stockholders' equity
  Preferred stock, authorized; 20,000,000 shares Series A,
     no par; issued 6,000,000 shares; stated at liquidation
     value..................................................         300            300
  Common stock, par value $0.01 per share; authorized
     100,000 shares; issued 1,971 shares....................          --             --
  Additional paid-in capital................................       1,992          1,973
  Retained earnings.........................................       1,197          1,641
  Accumulated other comprehensive income....................         (87)           (70)
                                                                 -------        -------
          Total stockholders' equity........................       3,402          3,844
                                                                 -------        -------
          Total liabilities and stockholders' equity........     $18,301        $19,995
                                                                 =======        =======

                            See accompanying notes.

                         EL PASO TENNESSEE PIPELINE CO.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                QUARTER ENDED
                                                                  MARCH 31,
                                                              -----------------
                                                              2002        2001
                                                              -----      ------
Cash flows from operating activities
  Net income (loss).........................................  $(107)     $  168
  Adjustments to reconcile net income (loss) to net cash
     from operating activities
     Non-cash gains from trading and power activities.......    (16)         (7)
     Non-cash portion of asset impairments..................    342          --
     Depreciation, depletion and amortization...............     60          74
     Undistributed earnings of unconsolidated affiliates....      7          (3)
     Deferred income tax expense (benefit)..................   (125)         80
     Cumulative effect of accounting change.................    (97)         --
     Other non-cash income items............................     32          (1)
  Working capital changes...................................   (702)      1,011
  Non-working capital changes and other.....................    (24)        (35)
                                                              -----      ------
          Net cash provided by (used in) operating
           activities.......................................   (630)      1,287
                                                              -----      ------
Cash flows from investing activities
  Additions to property, plant and equipment................    (87)       (147)
  Net proceeds from the sale of assets......................      1          14
  Additions to investments..................................     (8)        (49)
  Net proceeds from investments.............................      9           2
  Net change in other affiliated advances receivable........      7        (374)
  Repayment of notes receivable from unconsolidated
     affiliates.............................................      8          --
  Other.....................................................      1          --
                                                              -----      ------
          Net cash used in investing activities.............    (69)       (554)
                                                              -----      ------
Cash flows from financing activities
  Net borrowings of commercial paper........................    103          39
  Payments to retire long-term debt.........................     (2)       (317)
  Net change in other affiliated advances payable...........    588        (428)
  Repayment of notes payable................................     (8)         --
  Dividends paid............................................    (64)         (6)
                                                              -----      ------
          Net cash provided by (used in) financing
           activities.......................................    617        (712)
                                                              -----      ------
Increase (decrease) in cash and cash equivalents............    (82)         21
Cash and cash equivalents
  Beginning of period.......................................    197         179
                                                              -----      ------
  End of period.............................................  $ 115      $  200
                                                              =====      ======


                            See accompanying notes.

                         EL PASO TENNESSEE PIPELINE CO.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2002     2001
                                                              -----    -----
Net income (loss)...........................................  $(107)   $ 168
                                                              -----    -----
Foreign currency translation adjustments....................     --       (8)
Unrealized net gains (losses) from cash flow hedging
  activity
  Cumulative-effect transition adjustment (net of tax of
     $66)...................................................     --     (154)
  Unrealized mark-to-market losses arising during period
     (net of tax of $3 in 2002 and $145 in 2001)............     (9)    (283)
  Reclassification adjustments for changes in initial value
     to settlement date (net of tax of $4 in 2002 and $61 in
     2001)..................................................     (8)     116
                                                              -----    -----
Other comprehensive loss....................................    (17)    (329)
                                                              -----    -----
Comprehensive loss..........................................  $(124)   $(161)
                                                              =====    =====

                            See accompanying notes.

                         EL PASO TENNESSEE PIPELINE CO.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 2001 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The financial statements as of March 31, 2002, and for the quarters ended March 31, 2002 and 2001, are unaudited. The balance sheet as of December 31, 2001, is derived from the audited balance sheet filed in our Form 10-K. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature (except for merger-related costs, asset impairments and a cumulative effect of accounting change, all discussed below), to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information includes reclassifications which were made to conform to the current presentation. These reclassifications have no effect on our reported net income or stockholders' equity.

     Our accounting policies are consistent with those discussed in our Form 10-K, except as discussed below.

  Goodwill and Other Intangible Assets

     Our intangible assets consist primarily of goodwill recognized from acquisitions. On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards require that we recognize goodwill separately from other intangible assets. In addition, goodwill and indefinite-lived intangibles are no longer amortized. Rather, goodwill is tested periodically for impairment, at least on an annual basis, or whenever events or circumstances indicate that an impairment may have occurred. SFAS No. 141 requires that upon adoption of SFAS No. 142, any negative goodwill should be written off as a cumulative effect of a change in accounting. Prior to adoption of the standards, we amortized goodwill, negative goodwill and other intangibles using the straight-line method over periods ranging from 5 to 40 years. As a result of our adoption of these standards on January 1, 2002, we recognized a $97 million gain, net of income taxes, related to the write-off of negative goodwill as a cumulative effect of an accounting change in our income statement. Our initial periodic tests for impairment were completed during the first quarter of 2002, and did not indicate any impairment of our goodwill. In addition, we stopped amortizing goodwill and negative goodwill that was estimated to be approximately $2 million, net of income taxes, for the quarter ended March 31, 2002. If we had adopted SFAS No. 141 and 142 on January 1, 2001, for the quarter ended March 31, 2001, we would have reported net income of $170 million.

  Asset Impairments

     On January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The provisions of this statement supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. There was no initial financial statement impact of adopting this standard.

2. DIVESTITURES

     In March 2001, we sold natural gas liquids transportation and fractionation assets acquired in our December 2000 acquisition of Pacific Gas & Electric's (PG&E's) Texas midstream operations to our affiliate, El Paso Energy Partners, L.P., a publicly traded master limited partnership, for approximately $133 million.

     In April 2002, we sold midstream assets to El Paso Energy Partners. Net proceeds from this sale were approximately $140 million in cash, a $119 million note payable to us that was subsequently paid and common units of El Paso Energy Partners with a fair value of $6 million. No gain or loss was recognized on the sale of these midstream assets.

3. MERGER-RELATED COSTS

     During the quarter ended March 31, 2001, we incurred merger-related costs of $29 million associated with El Paso Corporation's (El Paso) merger with The Coastal Corporation. These charges consist of $4 million in employee severance, retention and transition costs which include direct payments to, and benefit costs for, severed employees and early retirees that occurred as a result of El Paso's merger-related workforce reduction and consolidation. These costs were expensed as incurred and were paid in the first quarter of 2001. In addition, we recorded $25 million of make-whole commitments related to a series of payments we will make to El Paso Energy Partners in connection with the Federal Trade Commission's (FTC) ordered divestiture of interests in assets owned by the partnership in connection with the Coastal merger. These will be paid quarterly through 2003.

4. ASSET IMPAIRMENTS

     During the first quarter of 2002, we recognized an asset impairment charge in our Merchant Energy segment of $342 million related to several of our investments in Argentina. During the latter part of 2001, economic conditions in Argentina deteriorated and the Argentine government defaulted on its public debt obligations. In the first quarter of 2002, the government changed several Argentine laws, including: (i) repealing the one-to-one exchange rate for the Argentine Peso with U.S. dollar; (ii) mandating that all Argentine contracts and obligations previously denominated in U.S. dollars be re-negotiated and denominated in Argentine Pesos; and (iii) imposing a tax on crude oil exports. The Argentine Peso devaluation combined with these new law changes effectively converted our projects' contracts and sources of revenue from U.S. dollars to Argentine Pesos and resulted in the impairment charge, which represents the full amount of each of the investments impacted by these law changes. We have a remaining investment in a pipeline project in Argentina with an aggregate investment of approximately $40 million. We continue to monitor the situation closely. However, should these conditions persist, or new unfavorable developments occur, we may also be required to evaluate our remaining investment for impairment.

5. FINANCIAL INSTRUMENTS AND PRICE RISK MANAGEMENT ACTIVITIES

     The following table summarizes the carrying value of our trading and non-trading price risk management assets and liabilities as of March 31, 2002 and December 31, 2001:

                                                              MARCH 31,    DECEMBER 31,
                                                                2002           2001
                                                              ---------    ------------
                                                                    (IN MILLIONS)
Net assets (liabilities)
  Trading price risk management activities(1)(2)............    $970          $1,337
  Non-trading price risk management activities..............      (5)             23
                                                                ----          ------
                                                                $965          $1,360
                                                                ====          ======

---------------

(1) Trading activities represent those that qualify for accounting under Emerging Issues Task Force Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities.

(2) Impacting our trading balance at March 31, 2002, was a charge to earnings of approximately $61 million related to our revised estimate of the fair value of long term positions in our trading price risk management activities. As a result of diminished liquidity in the marketplace for natural gas and power transactions in excess of ten years, we no longer recognize gains from the fair value of trading positions with third parties beyond ten years.

6. INVENTORY

     Our inventory consisted of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
                                                                   (IN MILLIONS)
Natural gas in storage......................................     $ 1          $41
Materials and supplies and other............................      36           38
                                                                 ---          ---
                                                                 $37          $79
                                                                 ===          ===

7. DEBT AND OTHER CREDIT FACILITIES

     At March 31, 2002, our weighted average interest rate on our commercial paper and short-term borrowings was 2.7% and at December 31, 2001, it was 3.2%. We had the following short-term borrowings and other financing obligations:

                                                              MARCH 31,    DECEMBER 31,
                                                                2002           2001
                                                              ---------    ------------
                                                                    (IN MILLIONS)
Commercial paper............................................    $527           $424
Notes payable...............................................      73             75
Current maturities of long-term debt and other financing
  obligations...............................................      18             68
                                                                ----           ----
                                                                $618           $567
                                                                ====           ====

     During the first quarter of 2002, we distributed several of our midstream business entities which had $180 million of long-term debt to our parent, El Paso.

8. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     Several of our subsidiaries and affiliates were named defendants in eleven purported class action, municipal or individual lawsuits, filed in California state courts (a list of the California cases is included in Part II, Item 1, Legal Proceedings). The eleven suits contend that the defendants acted improperly to limit the construction of new pipeline capacity to California and/or to manipulate the price of natural gas sold into the California marketplace. The lawsuits are at the preliminary pleading stages with trial not anticipated until late 2003 at the earliest.

     In September 2001, we received a civil document subpoena from the California Department of Justice, seeking information said to be relevant to the Department's ongoing investigation into the high electricity prices in California. We have produced and expect to continue to produce materials pursuant to this subpoena.

     In 1997, a number of our subsidiaries were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. These matters have been consolidated for pretrial purposes (In re:
Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). In May 2001, the court denied the defendants' motions to dismiss.

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

     In addition, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter and possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we make the necessary accruals. As new information becomes available, our estimates may change. The impact of these changes may have a material effect on our results of operations. As of March 31, 2002, we had reserves totaling $61 million for all outstanding legal matters.

     While the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date and our existing accruals, we do not expect the ultimate resolution of these matters will have a material adverse effect on our financial position, operating results or cash flows.

  Environmental Matters

     We are subject to extensive federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 2002, we had a reserve of approximately $128 million for expected remediation costs. In addition, we expect to make capital expenditures for environmental matters of approximately $93 million in the aggregate for the years 2002 through 2007. These expenditures primarily relate to compliance with clean air regulations.

     Since 1988, our subsidiary, Tennessee Gas Pipeline Company (TGP) has been engaged in an internal project to identify and deal with the presence of polychlorinated biphenyls (PCBs) and other substances, including those on the Environmental Protection Agency's (EPA) List of Hazardous Substances, at compressor stations and other facilities it operates. While conducting this project, TGP has been in frequent contact with federal and state regulatory agencies, both through informal negotiation and formal entry of consent orders, to ensure that its efforts meet regulatory requirements. TGP executed a consent order in 1994 with the EPA, governing the remediation of the relevant compressor stations and is working with the EPA, and the relevant states regarding those remediation activities. TGP is also working with the Pennsylvania and New York environmental agencies regarding remediation and post-remediation activities at the Pennsylvania and New York stations.

     In November 1988, the Kentucky environmental agency filed a complaint in a Kentucky state court alleging that TGP discharged pollutants into the waters of the state and disposed of PCBs without a permit. The agency sought an injunction against future discharges, an order to remediate or remove PCBs and a civil penalty. TGP entered into agreed orders with the agency to resolve many of the issues raised in the complaint and received water discharge permits from the agency for its Kentucky compressor stations. The relevant Kentucky compressor stations are being characterized and remediated under the 1994 consent order with the EPA. Despite these remediation efforts, the agency may raise additional technical issues or require additional remediation work in the future.

     In May 1995, following negotiations with its customers, TGP filed a stipulation and agreement with the Federal Energy Regulatory Commission (FERC) that established a mechanism for recovering a substantial portion of the environmental costs identified in its internal remediation project. The stipulation and agreement was effective July 1, 1995. Refunds may be required to the extent actual eligible expenditures are less than amounts collected.

     We have been designated and have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to 6 active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these CERCLA sites, as appropriate, through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of March 31, 2002, we have estimated our share of the remediation costs at these sites to be between $1 million and $2 million and have provided reserves that we believe are adequate for such costs. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of our estimated liabilities. We presently believe that based on our existing reserves, and information known to date, the impact of the costs associated with these CERCLA sites will not have a material adverse effect on our financial position, operating results or cash flows.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based on our evaluation and experience to date, we believe the recorded reserves are adequate.

  Rates and Regulatory Matters

     In April 2000, the California Public Utilities Commission (CPUC) filed a complaint with the FERC alleging that the sale of approximately 1.2 billion cubic feet per day of California capacity by El Paso Natural Gas Company (EPNG), our affiliate, to El Paso Merchant Energy Company, our subsidiary, was anticompetitive and an abuse of the affiliate relationship under the FERC's policies. Other parties in the proceeding requested that the original complaint be set for hearing and that Merchant Energy pay back any profits it earned under the contract. In March 2001, the FERC established a hearing, before an administrative law judge, to address the issue of whether EPNG and/or Merchant Energy had market power and, if so, had exercised it. In October 2001, a FERC administrative law judge issued a proposed decision finding that El Paso did not exercise market power and that the market power portion of the CPUC's complaint should be dismissed. The decision further found that El Paso had violated the FERC's marketing affiliate regulations. In October 2001, the Market Oversight and Enforcement (MOE) section of the FERC's Office of the General Counsel filed comments in this proceeding stating that record development at the trial was inadequate to conclude that EPNG and Merchant Energy complied with the FERC's regulation. We filed a motion to strike the MOE's pleading, but in December 2001, the FERC denied our motion and remanded the proceeding to the administrative law judge for a supplemental hearing on the availability of capacity at El Paso's California delivery points. The hearing commenced on March 21, 2002 and concluded on April 4, 2002. Oral argument was held on April 10, 2002, and post-hearing briefing is to be completed by June 5, 2002.

     In September 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by the FERC, would dictate how all our energy affiliates conduct business and interact with our interstate pipelines. In December 2001, we filed comments with the FERC addressing our concerns with proposed rules. In April 2002, the FERC Staff issued a notice of a public conference to be held on May 21, 2002, at which interested parties will be given an opportunity to comment further on the NOPR. We cannot predict the outcome of the NOPR, but adoption of the regulations in substantially the form proposed would, at a minimum, place additional administrative and operational burdens on us.

     While we cannot predict with certainty the final outcome or the timing of the resolution of all of our rates and regulatory matters discussed above, we believe the ultimate resolution of these issues, based on information known to date, will not have a material adverse effect on our financial position, results of operations or cash flows.

     In June 2001, the Western Australia regulators issued a draft rate decision at lower than expected levels for the Dampier-to-Bunbury pipeline owned by EPIC Energy Australia Trust, in which we have a 33 percent ownership interest and a total investment, including financial guarantees, of approximately $195 million. EPIC Energy Australia has appealed a variety of issues related to the draft decision to the Western Australia Supreme Court. The appeal was heard at the Western Australia Supreme Court in November 2001, and a decision from the court is expected in the middle of 2002. If the draft decision rates are implemented, the new rates will adversely impact future operating results, liquidity and debt capacity, possibly reducing the value of our investment by up to $135 million.

  Other Matters

     In December 2001, Enron Corp. and a number of its subsidiaries, including Enron North America Corp. and Enron Power Marketing, Inc., filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. We, through our subsidiaries, had contracts with Enron North America and Enron Power Marketing for the trading of physical gas, power and financial derivatives and for transportation capacity on our pipeline systems. We have established reserves for potential losses related to the receivables under these contracts that we believe are adequate. In addition, we have terminated most of our trading related contracts and Enron has rejected most of its capacity contracts on our pipeline system. We continue to analyze our damage claims arising from Enron's bankruptcy proceedings.

9. SEGMENT INFORMATION

     We segregate our business activities into three distinct operating segments: Pipelines, Merchant Energy and Field Services. These segments are strategic business units that provide a variety of energy products and services. They are managed separately as each business unit requires different technology and marketing strategies. We measure segment performance using earnings before interest expense and income taxes (EBIT). The following are our results as of and for the quarters ended March 31, 2002 and 2001:

                                                                         2002
                                                 ----------------------------------------------------
                                                             MERCHANT    FIELD
                                                 PIPELINES    ENERGY    SERVICES   OTHER(1)    TOTAL
                                                 ---------   --------   --------   --------   -------
                                                                    (IN MILLIONS)
Revenues from external customers...............   $  168     $ 7,890     $  214     $   1     $ 8,273
Intersegment revenues..........................       20          (3)       152      (169)         --
Asset impairments..............................       --         342         --        --         342
Operating income (loss)........................       76        (354)        20         1        (257)
EBIT...........................................       81        (352)        27         1        (243)
Segment assets.................................    5,069      11,565      1,120       547      18,301

                                                                         2001
                                                 ----------------------------------------------------
                                                             MERCHANT    FIELD
                                                 PIPELINES    ENERGY    SERVICES   OTHER(1)    TOTAL
                                                 ---------   --------   --------   --------   -------
                                                                    (IN MILLIONS)
Revenues from external customers...............    $ 199     $ 9,586     $  397     $  --     $10,182
Intersegment revenues..........................       20          20         77      (117)         --
Merger-related costs...........................        1          --         28        --          29
Operating income (loss)........................      111         191         (1)       --         301
EBIT...........................................      113         232          1        --         346

---------------
(1) Includes Corporate and eliminations.

     The reconciliations of EBIT to income (loss) before cumulative effect of accounting change are presented below for the quarters ended March 31:

                                                               2002    2001
                                                              ------   -----
                                                              (IN MILLIONS)
Total EBIT..................................................  $(243)   $346
Non-affiliated interest and debt expense....................     39      41
Affiliated interest expense, net............................     18      65
Minority interest...........................................      6      --
Income taxes................................................   (102)     72
                                                              -----    ----
     Income (loss) before cumulative effect of accounting
      change................................................  $(204)   $168
                                                              =====    ====

10. INVESTMENTS IN UNCONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

     We hold investments in various affiliates which we account for using the equity method of accounting. Summarized financial information for our proportionate share of these unconsolidated affiliates is as follows:

                                                                2002     2001
                                                                -----    -----
                                                                (IN MILLIONS)
Operating results data
  Revenues and other income.................................    $170     $240
  Costs and expenses........................................    $167     $190
  Income (loss) from continuing operations..................    $ (1)    $ 31
  Net income (loss).........................................    $ (1)    $ 23

  El Paso Energy Partners

     In March 2001, we sold natural gas liquids transportation and fractionation assets acquired in our December 2000 acquisition of PG&E's Texas midstream operations to El Paso Energy Partners, for approximately $133 million.

     In April 2002, we sold midstream assets to El Paso Energy Partners. Net proceeds from this sale were approximately $140 million in cash, a $119 million note payable to us that was subsequently paid and common units of El Paso Energy Partners with a fair value of $6 million. No gain or loss was recognized on the sale of these midstream assets.

  Other

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowings from outside sources. We had net borrowings of $2,915 million at March 31, 2002, at a market rate of interest which was 1.9% and $2,364 million at December 31, 2001, at a market interest rate of 2.1%. In addition, we had demand note receivables with El Paso of $47 million at March 31, 2002, with an interest rate of 2.4% and $40 million at December 31, 2001, with interest rates that ranged from 2.7% to 3.1%. We also had a note payable to El Paso of $72 million and $35 million at March 31, 2002 and December 31, 2001, at a current market rate.

     At March 31, 2002, we had current accounts and notes receivable from other related parties of $389 and $231 million at December 31, 2001. In addition, we had current accounts payable to other related parties of $231 million and $533 million at March 31, 2002 and December 31, 2001. These balances arose in the normal course of business. We also had a note receivable of $93 million at March 31, 2002 that was included in non-current assets.

     In January 2002, El Paso contributed gathering and processing assets to us with a net book value of $19 million. In March 2002, we distributed through a dividend to El Paso, a majority of PG&E's Texas midstream operations at their net book value of $330 million.

11. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Asset Retirement Obligations

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement requires companies to record a liability relating to the retirement and removal costs of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. Capitalized retirement and removal costs will be depreciated over the useful life of the related asset. The provisions of this Statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

  Derivatives Implementation Group Issue C-16.

     In September 2001, the Derivatives Implementation Group of the FASB cleared guidance on Issue C-16, Scope Exceptions: Applying the Normal Purchases and Normal Sales Exception to Contracts that Combine a Forward Contract and a Purchased Option Contract. This guidance impacts the accounting for fuel supply contracts that require delivery of a contractual minimum quantity of a fuel other than electricity at a fixed price and have an option that permits the holder to take specified additional amounts of fuel at the same fixed price at various times. We use fuel supply contracts such as these in our power producing operations and currently do not reflect them in our balance sheet since they are considered normal purchases that are not classified as derivative instruments under SFAS No. 133. This guidance becomes effective in the second quarter of 2002, and we will be required to account for these contracts as derivative instruments under SFAS No. 133. We are currently evaluating the financial impact of this guidance on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (1)

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in our Annual Report on Form 10-K filed March 25, 2002, in addition to the financial statements and notes presented in
Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

                             RESULTS OF OPERATIONS

     For the quarter ended March 31, 2002, we had a net loss of $107 million versus net income of $168 million for the quarter ended March 31, 2001. The 2002 results include asset impairments of $342 million, or $227 million after taxes. In addition, we recorded a cumulative effect of accounting change of $97 million, net of income taxes. The 2001 results included merger-related costs totaling $29 million, or $20 million after taxes, related to El Paso's merger with Coastal. Net income, excluding the effects of merger-related costs, asset impairments and cumulative effect of accounting change, would have been $23 million in 2002 and $188 million in 2001.

                                SEGMENT RESULTS

     Our three segments: Pipelines, Merchant Energy and Field Services are strategic business units that offer a variety of different energy products and services; each requires different technology and marketing strategies. We evaluate our segment performance based on EBIT. Operating revenues and expenses by segment include intersegment revenues and expenses which are eliminated in consolidation. Because changes in energy commodity prices have a similar impact on both our operating revenues and cost of products sold from period to period, we believe that gross margin (revenue less cost of sales) provides a more accurate and meaningful basis for analyzing operating results for the trading portion of Merchant Energy and for the Field Services segment. For a further discussion of our individual segments, see Item 1, Financial Statements, Note 9, as well as our Annual Report on Form 10-K for the year ended December 31, 2001. The segment EBIT results for the quarters ended March 31 presented below include the charges discussed above:

                                                                2002     2001
                                                                -----    ----
                                                                (IN MILLIONS)
Pipelines...................................................    $  81    $113
Merchant Energy.............................................     (352)    232
Field Services..............................................       27       1
                                                                -----    ----
  Segment total.............................................     (244)    346
Corporate expenses, net.....................................        1      --
                                                                -----    ----
  Consolidated EBIT.........................................    $(243)   $346
                                                                =====    ====

---------------
(1) Below is a list of terms that are common to our industry and used throughout our Management's Discussion and Analysis:

Btu       =   British thermal unit
BBtu/d    =   billion British thermal units per day
BBtue/d   =   billion British thermal unit equivalents per day
MBbls     =   thousand barrels
MMBtu     =   million British thermal units
MMWh      =   thousand megawatt hours

PIPELINES

     Our Pipelines segment holds our interstate transmission businesses. Results of our Pipelines segment operations were as follows for the quarters ended March 31:

                                                                 2002      2001
                                                                ------    ------
                                                                 (IN MILLIONS,
                                                                 EXCEPT VOLUME
                                                                    AMOUNTS)
Operating revenues..........................................    $  188    $  219
Operating expenses..........................................      (112)     (108)
Other income................................................         5         2
                                                                ------    ------
  EBIT......................................................    $   81    $  113
                                                                ======    ======
Throughput volumes (BBtu/d)(1)..............................     5,126     5,364
                                                                ======    ======

---------------
(1) Throughput volumes for 2001 exclude Midwestern Gas Transmission system sold in connection with the FTC order related to El Paso's merger with Coastal.

     Operating revenues for the quarter ended March 31, 2002, were $31 million lower than the same period in 2001. The decrease was primarily due to lower natural gas prices on excess natural gas recoveries and lower transportation revenues from capacity sold under short-term contracts in the first quarter of 2002, as well as the sale of the Midwestern Gas Transmission system in April 2001 and lower throughput due to milder weather in 2002.

     Operating expenses for the quarter ended March 31, 2002, were $4 million higher than the same period in 2001. The increase was primarily due to higher amortization of additional acquisition cost assigned to utility plant in 2002, higher 2002 corporate overhead allocations and lower project development costs in the first quarter of 2001. The increase was partially offset by reduced operating and depreciation expenses due to the sale of the Midwestern system in April 2001.

     Other income for the quarter ended March 31, 2002, was $3 million higher than the same period in 2001 primarily due to higher equity earnings resulting from reduced losses on our investment in Australia in 2002.

MERCHANT ENERGY

     Our Merchant Energy segment conducts our customer origination, trading and power activities.

  Trading Price Risk Management Activities

     As of March 31, 2002, the fair value of our trading-related price risk management activities was $970 million, and total margins generated from these activities during the quarters ended March 31, 2002 and 2001 were $26 million and $254 million.

     The following table details the fair value of Merchant Energy's trading price risk management activities by year of maturity and valuation methodology as of March 31, 2002:

                                         MATURITY    MATURITY   MATURITY   MATURITY   MATURITY   TOTAL
                                         LESS THAN    1 TO 3     4 TO 5    6 TO 10     BEYOND    FAIR
SOURCE OF FAIR VALUE                      1 YEAR      YEARS      YEARS      YEARS     10 YEARS   VALUE
--------------------                     ---------   --------   --------   --------   --------   -----
Prices actively quoted.................    $(43)       $549       $258       $ 84       $ 3      $851
Prices based on models and other
  valuation methods....................      77          54         18        (30)       --       119
                                           ----        ----       ----       ----       ---      ----
          Total net trading assets.....    $ 34        $603       $276       $ 54       $ 3      $970
                                           ====        ====       ====       ====       ===      ====

     A reconciliation of our trading price risk management activities for the quarter ended March 31, 2002, is as follows (in millions):

Fair value of trading contracts outstanding at December 31,
  2001......................................................  $1,337
                                                              ------
Fair value of contracts settled during the period...........    (517)
Initial recorded value of new contracts.....................       7
Change in fair value of contracts...........................     102
Changes in fair value attributable to changes in valuation
  techniques................................................     (69)
Other.......................................................     110
                                                              ------
  Net change in trading contracts outstanding during the
     period.................................................    (367)
                                                              ------
Fair value of trading contracts outstanding at March 31,
  2002......................................................  $  970
                                                              ======

     Included in "Changes in fair value attributable to changes in valuation techniques" is a charge of approximately $61 million related to our revised estimate of the fair value of long-term positions with third parties in our trading price risk management activities. Specifically, we have recently experienced diminished liquidity in the marketplace for natural gas and power transactions in excess of ten years. Because we do not expect this condition to change in the foreseeable future, we no longer recognize gains from third parties from the fair value of trading positions beyond ten years. Included in "Other" are option premiums and storage capacity transactions.

Results of Operations

     Below are Merchant Energy's operating results and an analysis of these results for the quarters ended March 31:

                                                               2002         2001
                                                              -------      -------
                                                              (IN MILLIONS, EXCEPT
                                                                VOLUME AMOUNTS)
Trading gross margin........................................   $  31        $ 190
Operating and other revenues................................     106          107
Operating expenses..........................................    (491)        (106)
Other income................................................       2           41
                                                               -----        -----
     EBIT...................................................   $(352)       $ 232
                                                               =====        =====

     Volumes

  Physical
     Natural gas (BBtue/d)..................................   13,221     10,390
     Power (MMWh)...........................................  105,698     36,198
     Other energy commodities (MBbls).......................    6,303      1,292
Financial settlements (BBtue/d).............................  157,116    169,493

     Trading gross margin consists of revenue from commodity trading and origination activities less the cost of commodities sold, and the impact of power contract restructuring activities. For the quarter ended

March 31, 2002, these gross margins were $159 million lower than the same period in 2001. The decrease was due to lower trading margins primarily in natural gas and power resulting from higher volatility in the first quarter of 2001, primarily in the western United States. Partially offsetting the decrease was a power plant contract restructuring in the first quarter of 2002.

     Operating and other revenues consist of revenues from domestic and international power generation facilities and investments, including our management fee from Chaparral and revenues from EnCap and our other financial services businesses. For the quarter ended March 31, 2002, operating and other revenues were $1 million lower than the same period in 2001. The decrease resulted from lower income from financial services activities in the first quarter of 2002 as a result of the sale of several investments in 2001, largely offset by higher 2002 management fees from Chaparral.

     Operating expenses for the quarter ended March 31, 2002, were $385 million higher than the same period in 2001. The increase was primarily a result of the impairment of our power investments in Argentina. Also contributing to the increase was a turbine forfeiture fee for a cancelled power project during 2002 and an increase in corporate overhead allocated to Merchant Energy in 2002.

     Other income for the quarter ended March 31, 2002, was $39 million lower than the same period in 2001. The decrease was the result of lower equity earnings from unconsolidated investments, primarily Chaparral.

FIELD SERVICES

     Our Field Services segment conducts our midstream activities. Results of our Field Services segment operations were as follows for the quarters ended March 31:

                                                                2002        2001
                                                              --------    --------
                                                              (IN MILLIONS, EXCEPT
                                                              VOLUMES AND PRICES)
Total gross margins.........................................   $   85      $  110
Operating expenses..........................................      (65)       (111)
Other income................................................        7           2
                                                               ------      ------
  EBIT......................................................   $   27      $    1
                                                               ======      ======
Volume and prices
  Gathering and treating
     Volumes (BBtu/d).......................................    4,221       5,170
                                                               ======      ======
     Prices ($/MMBtu).......................................   $ 0.16      $ 0.14
                                                               ======      ======
  Processing
     Volumes (inlet BBtu/d).................................    1,907       1,946
                                                               ======      ======
     Prices ($/MMBtu).......................................   $ 0.11      $ 0.20
                                                               ======      ======

     Total gross margins for the quarter ended March 31, 2002, were $25 million lower than the same period in 2001. The decrease was primarily a result of lower processing and natural gas liquids marketing margins due to lower average prices in 2002. Processing margins also decreased due to lower volumes in south Texas and costs associated with a new processing arrangement at the Chaco processing facility entered into in the fourth quarter of 2001 with El Paso Energy Partners. Gathering and treating margins were also lower due to lower natural gas prices in the San Juan Basin and the distribution, through a dividend in March 2002 to our parent, of a majority of the assets acquired in our acquisition of PG&E's Texas midstream operations. Partially offsetting the lower gathering and treating margins were the favorable resolution of fuel, rate and volume matters in the first quarter of 2002 and higher realized transportation rates from the pipeline system acquired in our acquisition of PG&E's Texas midstream operations prior to their distribution to El Paso.

     Operating expenses for the quarter ended March 31, 2002, were $46 million lower than the same period in 2001. The decrease was primarily due to merger-related costs arising from payments to El Paso Energy Partners in 2001 related to the FTC ordered sales of assets owned by the partnership, and merger-related employee relocation expenses in 2001 following the El Paso merger with Coastal. Also contributing to the decrease were lower operations and depreciation expenses due to our sale of transportation and fractionation assets to El Paso Energy Partners in March 2001 and the distribution of additional assets to El Paso in March 2002.

     Other income for the quarter ended March 31, 2002, was $5 million higher than the same period in 2001 primarily due to higher earnings in 2002 from our interests in El Paso Energy Partners.

INTEREST AND DEBT EXPENSE

  Non-affiliated Interest and Debt Expense

     Non-affiliated interest and debt expense for the quarter ended March 31, 2002, was $2 million lower than the same period in 2001 primarily due to payments on third party debt in 2001 reducing average debt balances, offset by higher interest expense on over-the-counter and broker margins in the first quarter of 2002.

  Affiliated Interest Expense, Net

     Affiliated interest expense, net for the quarter ended March 31, 2002, was $47 million lower than the same period in 2001 due to lower short-term interest rates on average advances from El Paso under our cash management program.

MINORITY INTEREST

     Minority interest expense for the quarter ended March 31, 2002, was $6 million higher than the same period in 2001 due to minority interest balances resulting from the formation of Gemstone in November 2001.

INCOME TAXES

     Income tax benefit for the quarter ended March 31, 2002, was $102 million, resulting in an effective tax rate of 33 percent. Our effective tax rate was different than the statutory rate of 35 percent primarily due to the following:

     - state income taxes; and

     - foreign income taxed at different rates.

     Income tax expense for the quarter ended March 31, 2001, was $72 million, resulting in an effective tax rate of 30 percent. Our effective tax rate was different than the statutory tax rate of 35 percent primarily due to the following:

     - state income taxes;

     - earnings from unconsolidated affiliates where we anticipate receiving dividends; and

     - foreign income taxed at different rates.

                        LIQUIDITY AND CAPITAL RESOURCES

  CASH FROM OPERATING ACTIVITIES

     Net cash used in our operating activities was $630 million for the quarter ended March 31, 2002, compared to net cash provided by operating activities of $1,287 million for the same period in 2001. The decrease was primarily due to cash paid for broker and over-the-counter margins in 2002, as well as less cash generated through liquidations of price risk management assets. Also contributing to the decrease is the change in Merchant Energy payables attributable to lower prices in 2002 compared to last year.

  CASH FROM INVESTING ACTIVITIES

     Net cash used in our investing activities was $69 million for the quarter ended March 31, 2002. Our investing activities principally consisted of additions to our property, plant and equipment primarily in our Merchant Energy and Pipelines segments for expansion and construction projects.

  CASH FROM FINANCING ACTIVITIES

     Net cash provided by our financing activities was $617 million for the quarter ended March 31, 2002. Cash provided from our financing activities included borrowings of commercial paper and cash advances received from El Paso under our cash management program. Cash outflows consisted of dividends paid to our preferred and common shareholders, which primarily includes the cash associated with the midstream assets contributed to El Paso.

     During the quarter ended March 31, 2002, we paid dividends of $6 million on our Series A cumulative preferred stock, which is 8 1/4% per annum (2.0625% per quarter).

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

                         COMMITMENTS AND CONTINGENCIES

     See Item 1, Financial Statements, Note 8, which is incorporated herein by reference.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our Annual Report on Form 10-K for the year ended December 31, 2001, except as presented below:

COMMODITY PRICE RISK

     The following table presents our potential one-day unfavorable impact on earnings before interest and income taxes as measured by Value-at-Risk using the historical simulation technique for our commodity and energy related contracts and is prepared based on a confidence level of 95 percent and a one-day holding period.

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
                                                                   (IN MILLIONS)
Trading Value-at-Risk.......................................     $10          $18
Non-Trading Value-at-Risk...................................     $--          $ 7
Portfolio Value-at-Risk(1)..................................     $10          $14

---------------

(1) Portfolio Value-at-Risk represents the combined Value-at-Risk for the trading and non-trading (primarily hedging) price risk management activities. The separate calculation of Value-at-Risk for trading and non-trading commodity contracts ignores the natural correlation that exists between traded and non-traded commodity contracts and prices. As a result, the individually determined values will be higher than the combined Value-at-Risk in most instances. We manage our risks through a portfolio approach that balances both trading and non-trading risks.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 8, which is incorporated herein by reference.

     The California cases are: five filed in the Superior Court of Los Angeles County (Continental Forge Company, et al v. Southern California Gas Company, et al, filed September 25, 2000; and Berg v. Southern California Gas Company, et al; filed December 18, 2000; County of Los Angeles v. Southern California Gas Company, et al, filed January 8, 2002; The City of Los Angeles, et al v. Southern California Gas Company, et al; and The City of Long Beach, et al v. Southern California Gas Company, et al, both filed March 20, 2001); two filed in the Superior Court of San Diego County (John W.H.K. Phillip v. El Paso Merchant Energy; and John Phillip v. El Paso Merchant Energy, both filed December 13,
2000); three filed in the Superior Court of San Francisco County (Sweetie's, et al v. El Paso Corporation, et al, filed March 22, 2001; Philip Hackett, et al v. El Paso Corporation, et al, filed May 9, 2001; and California Dairies, Inc., et al v. El Paso Corporation, et al, filed May 21, 2001); and one filed in the Superior Court of the State of California, County of Alameda (Dry Creek Corporation v. El Paso Natural Gas Company, et al, filed December 10, 2001).

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

                                            EL PASO TENNESSEE PIPELINE CO.

Date: May 15, 2002                                 /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                 Executive Vice President,
                                                Chief Financial Officer and
                                               Director (Principal Financial
                                                          Officer)

Date: May 15, 2002                                /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                             Senior Vice President, Controller
                                                        and Director
                                               (Principal Accounting Officer)